Form 10QSB
period 1996-03-31
FRANKLIN FINANCIAL CORP /TN/
filed 1996-05-15
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                            Commission File Number:
     March 31, 1996                                         33-27232-A


                         FRANKLIN FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


Tennessee                                                   62-1376024
- - -------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization                            Identification No.)

230 Public Square, Franklin Tennessee                           37064
- - -------------------------------------------------------------------------------
(Address of prinicpal executive offices)                      (Zip Code)

Issuer's telephone number, including area code     (615)  790-2265
                                              ---------------------------------

Not applicable
- - -------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes      X               No
                   -------------           --------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Common Stock, $2.50 Par Value                   1,723,675
          -----------------------------        ------------------------------
                    Class                       Outstanding at May 10, 1996

Transitional Small Business Disclosure Format (check one):

Yes       No   X
    -----    -----

                        PART I. - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                           (In Thousands)
                                                                     March 31,      December 31,
                                                                        1996            1995
     ASSETS
Cash and due from banks                                              $  5,774            7,971
Federal funds sold                                                      1,545              532
Interest-bearing deposits in financial institutions                         -               93
Investment securities available-for-sale, at fair value                17,952           18,394
Mortgage-backed securities available-for-sale, at fair value           16,137           14,448
Investment securities held-to-maturity, market value $2,292,000
 at March 31, 1996 and $3,210,000 December 31, 1995                     2,923            3,195
Mortgage-backed securities held-to-maturity, market value
 $242,000 at March 31, 1996 and $251,000 December 31, 1995                238              249
Loans held for resale, at cost, which approximates market               1,303            1,423
Loans - portfolio                                                     123,234          110,408
Allowance for loan losses                                              (1,161)          (1,062)
- - ------------------------------------------------------------------------------------------------
     Loans, net                                                       122,073          109,346
- - ------------------------------------------------------------------------------------------------
Premises and equipment                                                  4,789            4,804
Accrued income receivable                                               1,399            1,311
Other assets                                                              711              595
- - ------------------------------------------------------------------------------------------------
                                                                     $174,844          162,361
- - ------------------------------------------------------------------------------------------------

     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
 Noninterest-bearing                                                 $ 23,283           21,417
 Interest-bearing                                                     139,330          128,951
- - ------------------------------------------------------------------------------------------------
     Total deposits                                                   162,613          150,368
 Advances from Federal Home Loan Bank                                       -                -
 Other liabilities                                                        988              995
- - ------------------------------------------------------------------------------------------------
          Total liabilities                                           163,601          151,363
- - ------------------------------------------------------------------------------------------------
Stockholders' equity:
 Common stock, $2.50 par value. Authorized
 5,000,000 shares; issued 1,723,544 and 1,723,235
 at March 31, 1996 and December 31, 1995,
 respectively                                                           4,309            4,308
 Additional paid-in capital                                             5,163            5,162
 Unrealized gain (loss) on securities available-for-sale                    5              226
 Retained earnings                                                      1,766            1,302
- - ------------------------------------------------------------------------------------------------
          Total stockholders' equity                                   11,243           10,998
- - ------------------------------------------------------------------------------------------------
                                                                     $174,844          162,361
- - ------------------------------------------------------------------------------------------------

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                       (In thousands except for per share information)
                                                                      Three Months Ended
                                                                          March 31,
                                                                 1996                   1995
Interest income:
 Loans, including fees                                          $3,012                  2,013
 Investment securities, taxable                                    516                    414
 Investment securities, tax-exempt                                  68                     64
 Federal funds sold                                                 31                     15
 Deposits in financial institutions                                  1                      1
- - ---------------------------------------------------------------------------------------------
     Total interest income                                       3,628                  2,507
Interest expense:
 Deposits                                                        1,727                  1,251
 Other borrowings                                                    7                     18
- - ---------------------------------------------------------------------------------------------
     Total interest expense                                      1,734                  1,269
- - ---------------------------------------------------------------------------------------------
     Net interest income                                         1,894                  1,238
Provision for loan losses                                           95                     95
- - ---------------------------------------------------------------------------------------------
     Net interest income after
     provision for loan losses                                   1,799                  1,143
Other income:
 Service charges on deposit accounts                               193                    146
 Mortgage banking activities                                       106                     82
 Other service charges, commissions and fees                        27                     28
 Gains on securities transactions                                   30                     (2)
- - ---------------------------------------------------------------------------------------------
     Total other income                                            356                    254
- - ---------------------------------------------------------------------------------------------
Other expenses:
 Salaries and employee benefits                                    809                    631
 Occupancy expense                                                 333                    240
 Other operating expenses                                          299                    322
- - ---------------------------------------------------------------------------------------------
     Total other expenses                                        1,441                  1,193
- - ---------------------------------------------------------------------------------------------
     Income before income taxes                                    714                    204
Income taxes                                                       250                     53
- - ---------------------------------------------------------------------------------------------
     NET INCOME                                                 $  464                    151
- - ---------------------------------------------------------------------------------------------

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:              $ 0.25                   0.08
- - ---------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE - ASSUMING FULL DILUTION:           $ 0.25                   0.08
- - ---------------------------------------------------------------------------------------------

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       (In thousands)
                                                                     Three Months Ended
                                                                         March 31,
                                                                     1996         1995
Increase (decrease) in cash and due from banks
Cash flows from operating activities:
 Net income                                                         $   464         151
 Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                                          125          80
 Provision for loan losses                                               95          95
 (Gain) loss on sale of securities                                      (30)          2
 Increase in accrued income receivable                                  (88)        (91)
 Deferred income taxes                                                    -           -
 Decrease (increase) in other assets                                     19        (293)
 (Decrease) increase in other liabilities                                (7)        237
- - ---------------------------------------------------------------------------------------
 Net cash provided by operating activities                              578         181
- - ---------------------------------------------------------------------------------------
Cash flows from investing activities:
 Increase in federal funds sold                                      (1,013)     (4,639)
 Proceeds from maturities of securities available-for-sale            3,518         961
 Proceeds from sale of securities available-for-sale                  1,607       1,644
 Proceeds from maturities of securities held-to-maturity                434         171
 Purchases of securities available-for-sale                          (6,714)     (4,594)
 Purchases of securities held-to-maturity                               (58)        (93)
 Mortgage loans originated for resale                                (4,875)     (1,463)
 Proceeds from sale of mortgage loans                                 4,995       2,730
 Net increase in portfolio loans                                    (12,822)     (9,181)
 Purchases of premises and equipment                                    (94)       (601)
- - ---------------------------------------------------------------------------------------
 Net cash used by investing activities                              (15,022)    (15,065)
- - ---------------------------------------------------------------------------------------
Cash flows from financing activities
 Net proceeds from sale of common stock                                   2           -
 Increase in deposits                                                12,245      19,058
 (Decrease) in other borrowings                                           -      (4,900)
- - ---------------------------------------------------------------------------------------
     Net cash provided by financing activities                       12,247      14,158
- - ---------------------------------------------------------------------------------------

     Net decrease in cash                                            (2,197)       (726)
Cash and due from banks at beginning of period                        7,971       3,654
- - ---------------------------------------------------------------------------------------
Cash and due from banks at end of period                            $ 5,774       2,928
- - ---------------------------------------------------------------------------------------
Cash payments for interest                                          $ 1,737       1,067
Cash payments for income taxes                                      $    99          14
- - ---------------------------------------------------------------------------------------

                         FRANKLIN FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Franklin National Bank (the "Bank") represents virtually all the assets of Franklin Financial Corporation (the "Company"). The Bank, located in Franklin, Tennessee, was opened in December of 1989 and continues to experience substantial growth. The Bank's first full service branch was opened in the second quarter of 1994 and a stock offering, which netted $3.3 million, was completed that same quarter. The Bank opened its second full service branch in January, 1995 and its third full service branch in April, 1995.

FINANCIAL CONDITION

Total assets have grown $12.5 million since December 31, 1995, for a total of $174.8 million at March 31, 1996. The growth has been mostly funded by a $12.2 million increase in deposits.

The Bank continues to experience excellent loan demand as demonstrated by the 11.6% or $12.7 million growth in net loans since December 31, 1995, to $122.1 million at March 31, 1996. Securities available-for-sale increased $1.2 million or 3.8% while securities held-to-maturity decreased $.3 million or 8.2% during the three months ended March 31, 1996.

Premises and equipment decreased slightly by $15,000 since December 31, 1995.

Accrued income receivable increased $88,000 or 6.7% since December 31, 1995. This increase is due to the combined increase of $13.6 million in loans and securities since December 31, 1995.

The allowance for loan losses increased $99,000 since December 31, 1995, for a total of $1,161,000 or approximately .94% of total loans. This increase is primarily additional provision for loan losses to allow for growth in the loan portfolio. Recoveries exceeded charge-offs during the first quarter of 1996 by $4,000. Asset quality remains good and management believes that the allowance for loan losses is adequate at March 31, 1996. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. In addition, Professional Bankers Services, Inc., an external bank consulting firm, performs an annual review of the loan portfolio to provide management an independent third party opinion regarding the adequacy of the allowance for loan losses. The allowance is below the Bank's peer group average as a percentage of loans. However, this level is supported based on two significant facts: the Bank has no loans accounted for on a nonaccrual basis at March 31, 1996 and past due loans, at .45% of total loans, are substantially below the peer group average.

LIQUIDITY AND CAPITAL RESOURCES

Management continuously monitors the Bank's liquidity, but strives to maintain an asset/liability mix that provides the highest possible net interest margin without taking undue risk with regard to asset quality or liquidity.

Liquidity is at an adequate level with cash and due from banks of $5.8 million at March 31, 1996. Loans and securities scheduled to mature within one year exceed $73 million at March 31, 1996, which should provide further liquidity. In addition, approximately $34 million of securities are classified as available-for-sale to help meet liquidity needs should they arise. The Company has lines of credit of $5.0 million with lending institutions and the Bank is approved to borrow up to $4.0 million in funds from the Federal Home Loan Bank and $7.0 million in federal funds lines to assist with capital and liquidity needs. The Bank has approximately $23.3 million in brokered deposits at March 31, 1996 to help fund strong loan demand. The majority of these deposits are less than $100,000, but they are generally considered to be more volatile than the Bank's core deposit base.

Approximately $12.7 million in loan commitments are expected to be funded within the next six months. Furthermore, the Bank has approximately $20.0 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded. Other than as set forth above, there are no known trends, commitments, or uncertainties that will result in the Company's liquidity increasing or decreasing in a material way.

The Company had a net decrease in cash and due from banks of $2.2 million during the three months ended March 31, 1996 as compared to a $.7 million decrease for the same period in 1995. Cash provided by operating activities increased $397,000 during the first three months of 1996, as compared to the same period in 1995.

Net cash used by investing activities decreased $43,000 during the first three months of 1996 compared to the same period in 1995. Due to less substantial increases in the securities portfolio, investing activities required $698,000 less during the three months March 31, 1996 as compared to the previous year. Although substantial cash flow has been required related to loans originated for resale, proceeds from the sale of such loans has served to fund substantially all of the cash flow requirements. The net increase in portfolio loans used $3.6 million additional funds for the three months ended March 31, 1996 as compared to the same period in 1995.

Cash provided by financing activities decreased $1.9 million during the first three months of 1996 as compared to the same period in 1995. The decrease is attributable to $6.8 million smaller increase in deposits offset by $4.9 million in other borrowings during the first nine months of 1996 as compared to the same period in 1995.

Equity capital exceeds regulatory requirements at March 31, 1996, at 6.4% of total assets. The Company and Bank's minimum capital requirements and compliance with the same are shown in the following table.

               LEVERAGE CAPITAL       TIER 1 CAPITAL          TOTAL RISK-BASED CAPITAL
               ----------------       --------------          ------------------------
              REGULATORY             REGULATORY                REGLATORY
              MINIMUM    ACTUAL      MINIMUM    ACTUAL         MINIMUM       ACTUAL
Company          3.0%      6.4%      4.0%         9.1%          8.0%         10.0%

Bank             3.0%      6.3%      4.0%         8.9%          8.0%         9.9%

RESULTS OF OPERATIONS

The Company had net income of $464,000 in the first quarter of 1996 compared to net income of $151,000 for the same period in 1995. Net income for the first quarter of 1996 increased $313,000 as compared to the same period in 1995. Increases in net interest income offset partially by expenses related to the overall growth of the Bank are the primary reasons for the increase in earnings for the three months ended March 31, 1996 as compared to the same period in 1995.

Total interest income increased $1.1 million or 44.7% in the three month period ended March 31, 1996 compared to the same period in 1995. The increase in total interest income is primarily attributable to the similar increase in average earning assets for the first three months of 1996, compared to the first three months of 1995, offset slightly by a decrease in interest rates during the first three months of 1996 as compared with the same period in 1995. Total interest expense increased $465,000 or 36.6% in the first quarter of 1996, as compared to the same period in 1995. Total deposits have increased 8.1% from December 31, 1995 and 37.8% from March 31, 1995. The increase in deposits accounts is the primary reason for the increase in interest expense. Net interest income increased $656,000 or 53.0% during the first quarter as compared to the prior year. Total earning assets increased 36.2% since March 31, 1995 and was the primary factor in the increase in net interest margin.

The provision for loan losses was $95,000 for the three months ended March 31, 1996 and 1995. While the Bank's asset quality remains good, provisions for loan losses continue to be needed to allow for growth in the Bank's loan portfolio.

Total other income of $356,000 in the first quarter of 1996 is $102,000 more than one year earlier. Factors contributing to this increase is an increase in mortgage banking activities of $24,000 and $32,000 increase in gains on securities transactions. Service charges on deposit accounts has increased $47,000 or 32.2% for the first three months of 1996 as compared to the same period in 1995. The growth in service charges is due to the increase in deposit accounts and efforts by the Company to collect all service charges assessed.

Total other expenses increased $248,000 or 20.8% during the first quarter of 1996 as compared to the same periods in 1995. The increases are attributable to additional personnel and other incremental costs related to the overall growth of the Bank. Other operating expenses decreased primarily due to the decrease in FDIC insurance premiums.

                          PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits.  The following exhibits are filed with this report:


            Exhibit
            Number                 Description of Exhibit
            -------                ----------------------
              27        -  Financial Data Schedule (for SEC use only)


        (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 1996.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FRANKLIN FINANCIAL CORPORATION


Dated: May 13, 1996              By: /s/ Richard E. Herrington
       ------------                  ------------------------------------------
                                     Richard E. Herrington, President and Chief
                                     Executive Officer (principal executive,
                                     financial and accounting officer)