Form 10QSB
period 1996-06-30
FRANKLIN FINANCIAL CORP /TN/
filed 1996-08-13
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                        Commission File Number:
      June 30, 1996                                  33-27232-A



                       FRANKLIN FINANCIAL CORPORATION
- --------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)



Tennessee                                            62-1376024
- --------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


230 Public Square, Franklin, Tennessee              37064
- --------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)


Issuer's telephone number, including area code      (615)790-2265
                                                 -------------------------------

Not applicable
- --------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes    X                                 No
                 ----------                               ----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Common Stock, $2.50 Par Value                        1,729,589
     -----------------------------                -----------------------------
                Class                             Outstanding at August 9, 1996


Transitional Small Business Disclosure Format (check one):

Yes       No  X
   -----    -----

                       PART I. - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                               (In Thousands)
                                                                           June 30,   December 31,
                                                                            1996          1995
                ASSETS
Cash and due from banks                                              $     8,063                 7,971
Federal funds sold                                                             -                    532
Interest-bearing deposits in financial institutions                            -                     93
Investment securities available-for-sale, at fair value                    16,871                18,394
Mortgage-backed securities available-for-sale, at fair value               16,435                14,448
Investment securities held-to-maturity, market value $3,067,000
  at  June 30, 1996 and $3,210,000 December 31, 1995                        3,127                 3,195
Mortgage-backed securities held-to-maturity, market value
  $715,000 at June 30, 1996 and $251,000 December 31, 1995                    719                   249
Loans held for resale, at cost, which approximates market                     759                 1,423
Loans - portfolio                                                         136,338               110,408
Allowance for loan losses                                                  (1,282)               (1,062)
- -------------------------------------------------------------------------------------------------------
              Loans, net                                                  135,056               109,346
- -------------------------------------------------------------------------------------------------------
Premises and equipment                                                      4,837                 4,804
Accrued income receivable                                                   1,423                 1,311
Other assets                                                                  955                   595
- -------------------------------------------------------------------------------------------------------
                                                                     $    188,245               162,361
- -------------------------------------------------------------------------------------------------------

               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
   Noninterest-bearing                                               $     22,897                21,417
   Interest-bearing                                                       151,769               128,951
- -------------------------------------------------------------------------------------------------------
                 Total deposits                                           174,666               150,368
  Advances from Federal Home Loan Bank
   and other borrowings                                                     1,227                   -
  Other liabilities                                                           833                   995
- -------------------------------------------------------------------------------------------------------
                  Total liabilities                                       176,726               151,363
- -------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $2.50 par value. Authorized
  5,000,000 shares; issued 1,723,889 and 1,723,235
  at June 30, 1996 and December 31, 1995,
  respectively                                                              4,310                 4,308
  Additional paid-in capital                                                5,164                 5,162
  Unrealized gain (loss) on securities available-for-sale                    (308)                  226
  Retained earnings                                                         2,353                 1,302
- -------------------------------------------------------------------------------------------------------
                Total stockholders' equity                                 11,519                10,998
- -------------------------------------------------------------------------------------------------------
                                                                     $    188,245               162,361
- -------------------------------------------------------------------------------------------------------

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                     (In thousands except for per share information)
                                                                     Three Months Ended                Six Months Ended
                                                                           June 30,                        June 30,
                                                                     1996             1995             1996         1995
                                                                     ----             ----             ----         ----
Interest income:
  Loans, including fees                                           $  3,413            2,317            6,425       4,330
  Investment securities, taxable                                       525              452            1,041         866
  Investment securities, tax-exempt                                     70               62              138         126
  Federal funds sold                                                    10               44               41          59
  Deposits in financial institutions                                     -                2                1           3
- ------------------------------------------------------------------------------------------------------------------------
             Total interest income                                   4,018            2,877            7,646       5,384
- ------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                                           1,804            1,499            3,531       2,750
  Other borrowings                                                      17                1               24          19
- ------------------------------------------------------------------------------------------------------------------------
             Total interest expense                                  1,821            1,500            3,555       2,769
- ------------------------------------------------------------------------------------------------------------------------
             Net interest income                                     2,197            1,377            4,091       2,615
Provision for loan losses                                              125               65              220         160
- ------------------------------------------------------------------------------------------------------------------------
             Net interest income after
             provision for loan losses                               2,072            1,312            3,871       2,455
Other income:
  Service charges on deposit accounts                                  232              154              425         300
  Mortgage banking activities                                           57              117              163         200
  Other service charges, commissions and fees                           78               32              105          60
  Gains on securities transactions                                      13               34               43          32
- ------------------------------------------------------------------------------------------------------------------------
             Total other income                                        380              337              736         592
- ------------------------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and employee benefits                                       837              697            1,646       1,328
  Occupancy expense                                                    337              291              670         531
  Other operating expenses                                             366              340              665         663
- ------------------------------------------------------------------------------------------------------------------------
             Total other expenses                                    1,540            1,328            2,981       2,522
- ------------------------------------------------------------------------------------------------------------------------
             Income before income taxes                                912              321            1,626         525
Income taxes                                                           325              106              575         159
- ------------------------------------------------------------------------------------------------------------------------
             NET INCOME                                           $    587              215            1,051         366
- ------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON
  AND COMMON EQUIVALENT SHARE:                                    $   0.31             0.12             0.55        0.20
- ------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE -
  ASSUMING FULL DILUTION:                                         $   0.31             0.12             0.55        0.20
- ------------------------------------------------------------------------------------------------------------------------

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    (In thousands)
                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                   1996         1995
                                                                                   ----         ----
Increase (decrease) in cash and due from banks
Cash flows from operating activities:
  Net income                                                                  $   1,051          366
    Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                   295          187
    Provision for loan losses                                                       220          160
    (Gain) loss on sale of securities                                               (43)         (32)
    (Gain) on sale of loans sold                                                    (41)          -
    Increase in accrued income receivable                                          (112)        (138)
    Deferred income taxes                                                             -            -
    (Increase) in other assets                                                      (53)        (340)
    (Decrease) increase in other liabilities                                       (162)         315
- ----------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                             1,155          518
- ----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Decrease (increase) in federal funds sold                                       532         (765)
    Proceeds from maturities of securities available-for-sale                     6,503        2,043
    Proceeds from sale of securities available-for-sale                           2,209        3,566
    Proceeds from maturities of securities held-to-maturity                         987          326
    Purchases of securities available-for-sale                                  (10,030)      (8,511)
    Purchases of securities held-to-maturity                                     (1,296)        (568)
    Loans originated for resale                                                  (7,477)      (6,795)
    Proceeds from sale of loans                                                   8,182        6,935
    Net increase in portfolio loans                                             (25,930)     (17,263)
    Purchases of premises and equipment                                            (272)      (1,009)
- ----------------------------------------------------------------------------------------------------
            Net cash used by investing activities                               (26,592)     (22,041)
- ----------------------------------------------------------------------------------------------------
Cash flows from financing activities
    Net proceeds from sale of common stock                                            4            -
    Increase in deposits                                                         24,298       28,206
    Increase (decrease) in other borrowings                                       1,227       (4,900)
- ----------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                            25,529       23,306
- ----------------------------------------------------------------------------------------------------

            Net increase in cash                                                     92        1,783
Cash and due from banks at beginning of period                                    7,971        3,654
- ----------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                      $   8,063        5,437
- ----------------------------------------------------------------------------------------------------
Cash payments for interest                                                    $   3,559        2,576
Cash payments for income taxes                                                $     671           77
- ----------------------------------------------------------------------------------------------------

                        FRANKLIN FINANCIAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

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

FINANCIAL CONDITION

Total assets have grown $25.9 million since December 31, 1995, for a total of $188.2 million at June 30, 1996. The growth has been mostly funded by a $24.3 million increase in deposits.

The Bank continues to experience excellent loan demand as demonstrated by the 23.5% or $25.7 million growth in net loans since December 31, 1995, to $135.1 million at June 30, 1996. Securities available-for-sale increased $464,000 or 1.4% while securities held-to-maturity increased $309,000 or 8.7% during the six months ended June 30, 1996.

Premises and equipment increased slightly by $33,000 since December 31, 1995.

Accrued income receivable increased $112,000 or 8.5% since December 31, 1995. This increase is due to the combined increase of $26.5 million in loans and securities since December 31, 1995.

The allowance for loan losses increased $220,000 since December 31, 1995, for a total of $1,282,000 or approximately .94% of total loans. This increase is primarily additional provision for loan losses to allow for growth in the loan portfolio. Recoveries and charge-offs offset eachother during the first six months of 1996. Asset quality remains good and management believes that the allowance for loan losses is adequate at June 30, 1996. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. In addition, Professional Bankers Services, Inc., an external bank consulting firm, performs an annual review of the loan portfolio to provide management an independent third party opinion regarding the adequacy of the allowance for loan losses. The allowance is below the Bank's peer group average as a percentage of loans. However, this level is supported based on two significant facts: the Bank has no loans accounted for on a nonaccrual basis at June 30, 1996 and past due loans, at .16% of total loans, are substantially below the peer group average.

LIQUIDITY AND CAPITAL RESOURCES

Management continuously monitors the Bank's liquidity, but strives to maintain an asset/liability mix that provides the highest possible net interest margin without taking undue risk with regard to asset quality or liquidity.

Liquidity is at an adequate level with cash and due from banks of $8.1 million at June 30, 1996. Loans and securities scheduled to mature within one year exceed $75 million at June 30, 1996, which should provide further liquidity. In addition, approximately $33 million of securities are classified as available-for-sale to help meet liquidity needs should they arise. The Company has lines of credit of $5.0 million with lending institutions and the Bank is approved to borrow up to $4.0 million in funds from the Federal Home Loan Bank and $7.0 million in federal funds lines to assist with capital and liquidity needs. The Company has $750,000 in borrowings against its line of credit and the Bank has $477,000 in federal funds purchased outstanding at June 30, 1996. The Bank has approximately $26.9 million in brokered deposits at June 30, 1996 to help fund strong loan demand. The majority of these deposits are less than $100,000, but they are generally considered to be more volatile than the Bank's core deposit base.

Approximately $15.6 million in loan commitments are expected to be funded within the next six months. Furthermore, the Bank has approximately $20.3 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded. Other than as set forth above, there are no known trends, commitments, or uncertainties that will result in the Company's liquidity increasing or decreasing in a material way.

The Company had a net increase in cash and due from banks of $92,000 during the six months ended June 30, 1996 as compared to a $1.8 million increase for the same period in 1995. Cash provided by operating activities increased $678,000 during the first six months of 1996, as compared to the same period in 1995.

Net cash used by investing activities increased $4.6 million during the first six months of 1996 compared to the same period in 1995. The net increase in portfolio loans used $8.7 million additional funds for the six months ended June 30, 1996 as compared to the same period in 1995. Due to less substantial increases in the securities portfolio, investing activities required $1.5 million less during the six months June 30, 1996 as compared to the previous year. Although substantial cash flow has been required related to loans originated for resale, proceeds from the sale of such loans has served to fund substantially all of the cash flow requirements.

Cash provided by financing activities increased $2.2 million during the first six months of 1996 as compared to the same period in 1995. The increase is attributable to $1.2 million increase in other borrowings during the first six months of 1996 as compared to a $4.9 million decrease during the same period in 1995. The increase in other borrowings is offset by a $3.9 million smaller increase in deposits during the first six months of 1996 as compared to the same period in 1995.

Equity capital exceeds regulatory requirements at June 30, 1996, at 6.3% of total assets. The Company and Bank's minimum capital requirements and compliance with the same are shown in the following table.

                       LEVERAGE CAPITAL                    TIER 1 CAPITAL                TOTAL RISK-BASED CAPITAL
                       ----------------                    --------------                ------------------------

                      REGULATORY                          REGULATORY                    REGULATORY
                      MINIMUM    ACTUAL                   MINIMUM    ACTUAL              MINIMUM    ACTUAL
                      -------    ------                   -------    ------              -------    ------
Company                3.0%       6.3%                     4.0%       8.7%                 8.0%      9.6%

Bank                   3.0%       6.7%                     4.0%       9.2%                 8.0%     10.2%

The Company contributed $1 million of additional capital to the Bank during the six months ended June 30, 1996.

The capital was funded from a $750,000 draw against the Company's line of credit and cash on hand.

RESULTS OF OPERATIONS

The Company had net income of $587,000 in the second quarter and $1.1 million for the first six months of 1996 compared to net income of $215,000 and $366,000 for the same periods in 1995, respectively. Net income for the second quarter and six months ended June 30, 1996 increased $372,000 and $685,000, respectively, as compared to the same periods in 1995. Increases in net interest income offset partially by expenses related to the overall growth of the Bank are the primary reasons for the increase in earnings for the three and six months ended June 30, 1996 as compared to the same periods in 1995.

Total interest income increased $1.1 million or 39.7% in the three month period ended June 30, 1996 and $2.3 million or 42.0% for the first six months of 1996 compared to the same periods in 1995. The increase in total interest income is primarily attributable to the similar increase in average earning assets for the first half of 1996, compared to the first half of 1995, offset slightly by a decrease in interest rates during the first six months of 1996 as compared with the same period in 1995. Total interest expense increased $321,000 or 21.4% in the second quarter, and $786,000 or 28.4% in the first half of 1996 as compared to the same periods in 1995. Total deposits have increased 16.2% from December 31, 1995 and 37.4% from June 30, 1995. The increase in deposits is the primary reason for the increase in interest expense. Net interest income increased $820,000 or 59.5% during the second quarter, and $1.5 million or 56.4% in the first half of 1996 as compared to the prior year. Total earning assets increased 37.4% since June 30, 1995 and was the primary factor in the increase in net interest margin.

The provision for loan losses was $125,000 for the three months ended June 30, 1996 compared to $65,000 one year earlier. The year-to-date provision is $220,000 for the six months ended June 30, 1996 as compared to $160,000 for the same period in 1995. While the Bank's asset quality remains good, provisions for loan losses continue to be needed to allow for growth in the Bank's loan portfolio.

Total other income of $380,000 in the second quarter of 1996 is $43,000 more than one year earlier. The increase is primarily attributed to an increase in service charges on deposit accounts as the Bank's deposit base continues to grow. Total other income of $736,000 for the six months ended June 30, 1996 increased $144,000 from the same period in 1995. Factors contributing to this increase is a gain on sale of loans of $41,000 and $11,000 increase in gains on securities transactions offset partially by a $37,000 decrease in mortgage banking fees. Service charges on deposit accounts has increased $125,000 or 41.7% for the first six months of 1996 as compared to the same period in 1995. The growth in service charges is due to the increase in deposit accounts and efforts by the Company to collect all service charges assessed.

Total other expenses increased $212,000 or 16.0% during the second quarter and $459,000 or 18.2% for the first half of 1996 as compared to the same periods in 1995. The increases are attributable to additional personnel and other incremental costs related to the overall growth of the Bank. Other operating expenses remained steady primarily due to the decrease in FDIC insurance premiums.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On April 23, 1996, the Company held its 1996 Annual Meeting of Shareholders. At the meeting, the following persons were elected to serve on the Company's Board of Directors for a term of one year and until their successors are elected and have qualified: Richard E. Herrington , Gordon E. Inman, Charles R. Lanier, D. Wilson Overton, Edward M. Richey and Edward P. Silva. The number of votes cast for and against the election of each nominee for director was as follows:

       Director                            For                Against
       --------                            ---                -------
Richard E. Herrington                   1,424,503                0

Gordon E. Inman                         1,424,503                0

Charles R. Lanier                       1,424,503                0

D. Wilson Overton                       1,424,503                0

Edward M. Richey                        1,424,503                0

Edward P. Silva                         1,424,503                0

         An amendment was approved to the 1990 Incentive Stock Option Plan, to, among other things, increase the number of shares available under the Plan from 200,000 shares to 750,000 shares and to provide for the grant of non-qualified stock option thereunder. The number of votes cast for the amendment was 1,422,733 with none against.

         No other matters were presented or voted upon at the Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.  The following exhibits are filed with this report:


     Exhibit
     Number                            Description of Exhibit
     ------                            ----------------------
       27            -  Financial Data Schedule (for SEC use only)


     (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FRANKLIN FINANCIAL CORPORATION



Dated:    August 12, 1996       By: /s/ Richard E. Herrington
                                -----------------------------
                                Richard E. Herrington, President and Chief
                                Executive Officer (principal executive,
                                financial and accounting officer)