Form 10QSB
period 1996-09-30
FRANKLIN FINANCIAL CORP /TN/
filed 1996-11-13
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                              Commission File Number:
     September 30, 1996                                        33-27232-A

                         FRANKLIN FINANCIAL CORPORATION
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

Tennessee                                                     62-1376024
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

230 Public Square, Franklin, Tennessee                           37064
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code                (615)790-2265
                                                        -----------------------
Not applicable
-------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes       X             No
                              ---------             ---------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common Stock, $2.50 Par Value                        1,729,972
   -----------------------------              -------------------------------
              Class                           Outstanding at November 8, 1996

Transitional Small Business Disclosure Format (check one):

Yes              No       X
     -------           -------

                         PART I. - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            (In Thousands)
                                                                    September 30,      December 31,
                             ASSETS                                    1996                 1995
Cash and due from banks                                               $ 6,093              7,971
Federal funds sold                                                        -                  532
Interest-bearing deposits in financial institutions                       -                   93
Investment securities available-for-sale, at fair value                17,052             18,394
Mortgage-backed securities available-for-sale, at fair value           18,590             14,448
Investment securities held-to-maturity, market value $3,289,000
  at September 30, 1996 and $3,210,000 December 31, 1995                3,309              3,195
Mortgage-backed securities held-to-maturity, market value
  $1,455,000 at September 30, 1996 and $251,000
  at December 31, 1995                                                  1,464                249
Loans held for resale, at cost, which approximates market               1,963              1,423
Loans - portfolio                                                     143,251            110,408
Allowance for loan losses                                              (1,351)            (1,062)
------------------------------------------------------------------------------------------------
                        Loans, net                                    141,900            109,346
------------------------------------------------------------------------------------------------
Premises and equipment                                                  4,781              4,804
Accrued income receivable                                               1,488              1,311
Other assets                                                              858                595
------------------------------------------------------------------------------------------------
                                                                     $197,498            162,361
------------------------------------------------------------------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
     Noninterest-bearing                                             $ 21,595             21,417
     Interest-bearing                                                 161,091            128,951
------------------------------------------------------------------------------------------------
                          Total deposits                              182,686            150,368
   Advances from Federal Home Loan Bank
      and other borrowings                                              1,530                -
   Other liabilities                                                      912                995
------------------------------------------------------------------------------------------------
                          Total liabilities                           185,128            151,363
------------------------------------------------------------------------------------------------
Stockholders' equity:
   Common stock, $2.50 par value. Authorized
   5,000,000 shares; issued 1,729,672 and 1,723,235
   at September 30, 1996 and December 31, 1995,
   respectively                                                         4,324              4,308
   Additional paid-in capital                                           5,217              5,162
   Unrealized gain (loss) on securities available-for-sale               (231)               226
   Retained earnings                                                    3,060              1,302
------------------------------------------------------------------------------------------------
                          Total stockholders' equity                   12,370             10,998
------------------------------------------------------------------------------------------------
                                                                     $197,498            162,361
------------------------------------------------------------------------------------------------

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          (In thousands except for per share information)
                                                           Three Months Ended          Nine Months Ended
                                                              September 30,            September 30,

Interest income:                                            1996           1995        1996         1995
                                                            ----           ----        ----         ----
   Loans, including fees                                   $3,715          2,583     10,140        6,913
   Investment securities, taxable                             577            477      1,618        1,343
   Investment securities, tax-exempt                           67             62        205          188
   Federal funds sold                                          17             16         58           75
   Deposits in financial institutions                          -               2          1            5
--------------------------------------------------------------------------------------------------------
                     Total interest income                  4,376          3,140     12,022        8,524
--------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                 1,999          1,566      5,530        4,316
   Other borrowings                                            22              8         46           27
--------------------------------------------------------------------------------------------------------
                     Total interest expense                 2,021          1,574      5,576        4,343
--------------------------------------------------------------------------------------------------------
                     Net interest income                    2,355          1,566      6,446        4,181
Provision for loan losses                                      70             70        290          230
--------------------------------------------------------------------------------------------------------
                     Net interest income after
                     provision for loan losses              2,285          1,496      6,156        3,951
Other income:
   Service charges on deposit accounts                        226            179        651          479
   Mortgage banking activities                                174            147        337          344
   Other service charges, commissions and fees                 25             35        130           95
   Gains on securities transactions                            13              4         56           36
--------------------------------------------------------------------------------------------------------
                      Total other income                      438            365      1,174          954
--------------------------------------------------------------------------------------------------------
Other expenses:
   Salaries and employee benefits                             889            737      2,535        2,065
   Occupancy expense                                          346            299      1,016          830
   Other operating expenses                                   378            344      1,043        1,004
--------------------------------------------------------------------------------------------------------
                      Total other expenses                  1,613          1,380      4,594        3,899
--------------------------------------------------------------------------------------------------------
                      Income before income taxes            1,110            481      2,736        1,006
Income taxes                                                  403            165        978          324
--------------------------------------------------------------------------------------------------------
                      NET INCOME                              707            316      1,758          682
--------------------------------------------------------------------------------------------------------


NET INCOME PER COMMON
    AND COMMON EQUIVALENT SHARE:                             0.37           0.17       0.92         0.37
--------------------------------------------------------------------------------------------------------


NET INCOME PER COMMON SHARE -
    ASSUMING FULL DILUTION:                                  0.37           0.17       0.91         0.37
--------------------------------------------------------------------------------------------------------

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  (In thousands)
                                                                                  Nine Months Ended
                                                                                     September 30,
Increase (decrease) in cash and due from banks                                1996               1995
                                                                              ----               ----
Cash flows from operating activities:
   Net income                                                               $ 1,758               682
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                              435               307
     Provision for loan losses                                                  290               230
     (Gain) loss on sale of securities                                          (56)              (36)
     (Gain) on sale of loans sold                                               (71)               -
     Increase in accrued income receivable                                     (177)             (274)
     Deferred income taxes                                                       -                 30
     (Increase) in other assets                                                 (13)             (358)
     (Decrease) increase in other liabilities                                   (83)              479
-----------------------------------------------------------------------------------------------------
                   Net cash provided by operating activities                  2,083             1,060
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Decrease (increase) in federal funds sold                                    532                -
   Proceeds from maturities of securities available-for-sale                  8,635             3,004
   Proceeds from sale of securities available-for-sale                        2,939             5,059
   Proceeds from maturities of securities held-to-maturity                      834             1,263
   Purchases of securities available-for-sale                               (15,117)          (12,426)
   Purchases of securities held-to-maturity                                  (2,072)             (836)
   Loans originated for resale                                              (14,030)          (14,644)
   Proceeds from sale of loans                                               13,561            14,428
   Net increase in portfolio loans                                          (32,844)          (27,288)
   Purchases of premises and equipment                                         (318)           (1,143)
-----------------------------------------------------------------------------------------------------
                    Net cash used by investing activities                   (37,880)          (32,583)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities
   Net proceeds from sale of common stock                                        71                 1
   Increase in deposits                                                      32,318            37,699
   Increase (decrease) in other borrowings                                    1,530            (4,900)
-----------------------------------------------------------------------------------------------------
                    Net cash provided by financing activities                33,919            32,800
-----------------------------------------------------------------------------------------------------

                    Net increase in cash                                     (1,878)            1,277
Cash and due from banks at beginning of period                                7,971             3,654
-----------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                  $   6,093             4,931
-----------------------------------------------------------------------------------------------------

Cash payments for interest                                                $   5,539             4,084
Cash payments for income taxes                                            $   1,022               164
-----------------------------------------------------------------------------------------------------

                         FRANKLIN FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Franklin National Bank (the "Bank") represents virtually all the assets of Franklin Financial Corporation (the "Company"). The Bank, located in Franklin, Tennessee, was opened in December of 1989 and continues to experience substantial growth. The Bank's first full service branch was opened in the second quarter of 1994 and a stock offering, which netted $3.3 million, was completed that same quarter. The Bank opened its second full service branch in January, 1995 and its third full service branch in April, 1995. In August, 1996 the Bank opened an insurance subsidiary, Hometown Insurance Agency. The agency is located in the Bank's Spring Hill facility.

FINANCIAL CONDITION

Total assets have grown $35.1 million since December 31, 1995, for a total of $197.5 million at September 30, 1996. The growth has been mostly funded by a $32.3 million increase in deposits.

The Bank continues to experience excellent loan demand as demonstrated by the 30.0% or $32.6 million growth in net loans since December 31, 1995, to $141.9 million at September 30, 1996. Securities available-for-sale increased $2.8 million or 8.3% while securities held-to-maturity increased $1.2 million or 34.9% during the nine months ended September 30, 1996.

Premises and equipment decreased slightly by $23,000 since December 31, 1995.

Accrued income receivable increased $177,000 or 13.5% since December 31, 1995. This increase is due to the combined increase of $36.6 million in loans and securities since December 31, 1995.

The allowance for loan losses increased $289,000 since December 31, 1995, for a total of $1,351,000 or approximately .93% of total loans. This increase is primarily additional provision for loan losses to allow for growth in the loan portfolio. Charge-offs exceeded recoveries by $1,000 during the first nine months of 1996. Asset quality remains good and management believes that the allowance for loan losses is adequate at September 30, 1996. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. In addition, Professional Bankers Services, Inc., an external bank consulting firm, performs an annual review of the loan portfolio to provide management an independent third party opinion regarding the adequacy of the allowance for loan losses. The allowance is below the Bank's peer group average as a percentage of loans. However, this level is supported based on two significant facts: the Bank has no loans accounted for on a nonaccrual basis at September 30, 1996 and past due loans, at .16% of total loans, are substantially below the peer group average.

LIQUIDITY AND CAPITAL RESOURCES

Management continuously monitors the Bank's liquidity, but strives to maintain an asset/liability mix that provides the highest possible net interest margin without taking undue risk with regard to asset quality or liquidity.

Liquidity is at an adequate level with cash and due from banks of $6.1 million at September 30, 1996. Loans and securities scheduled to mature within one year exceed $81 million at September 30, 1996, which should provide further liquidity. In addition, approximately $36 million of securities are classified as available-for-sale to help meet liquidity needs should they arise. The Company has lines of credit of $5.0 million with lending institutions and the Bank is approved to borrow up to $4.0 million in funds from the Federal Home Loan Bank and $7.5 million in federal funds lines to assist with capital and liquidity needs. The Company has $750,000 in borrowings against its line of credit and the Bank has $780,000 in federal funds purchased outstanding at September 30, 1996. The Bank has approximately $20.5 million in brokered deposits at September 30, 1996 to help fund strong loan demand. The majority of these deposits are less than $100,000, but they are generally considered to be more volatile than the Bank's core deposit base.

Approximately $17.0 million in loan commitments are expected to be funded within the next six months. Furthermore, the Bank has approximately $23.1 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded.

The Bank has recently filed application with the Office of the Comptroller of the Currency (OCC) to open a branch in Fairview, Tennessee. A contract to purchase land has been negotiated and building cost have been evaluated. Expenditures related to the project are expected to be approximately $600,000. Pending OCC approval, the Bank plans to purchase property and open this branch during the first half of 1997. Other than as set forth above, there are no known trends, commitments, or uncertainties that will result in the Company's liquidity increasing or decreasing in a material way.

The Company had a net decrease in cash and due from banks of $1.9 million during the nine months ended September 30, 1996 as compared to a $1.3 million increase for the same period in 1995. Cash provided by operating activities increased $1.0 million during the first nine months of 1996, as compared to the same period in 1995.

Net cash used by investing activities increased $5.3 million during the first nine months of 1996 compared to the same period in 1995. The net increase in portfolio loans used $5.6 million additional funds for the nine months ended September 30, 1996 as compared to the same period in 1995. Due to increases in the securities portfolio, investing activities required $3.9 million more use of funds during the nine months September 30, 1996 as compared to the previous year. Although substantial cash flow has been required related to loans originated for resale, proceeds from the sale of such loans has served to fund substantially all of the cash flow requirements.

Cash provided by financing activities increased $1.1 million during the first nine months of 1996 as compared to the same period in 1995. The increase is attributable to $1.5 million increase in other borrowings during the first nine months of 1996 as compared to a $4.9 million decrease during the same period in 1995. The increase in other borrowings is offset by a $5.4 million smaller increase in deposits during the first nine months of 1996 as compared to the same period in 1995.

Equity capital exceeds regulatory requirements at September 30, 1996, at 6.3% of total assets. The Company and Bank's minimum capital requirements and compliance with the same are shown in the following table.



                        LEVERAGE CAPITAL            TIER 1 CAPITAL         TOTAL RISK-BASED CAPITAL
                        ----------------            --------------         ------------------------

                     REGULATORY                  REGULATORY                 REGULATORY
                      MINIMUM       ACTUAL        MINIMUM      ACTUAL         MINIMUM     ACTUAL
                     ----------     ------       ----------    ------       ----------    ------
Company                 3.0%         6.3%           4.0%        8.7%            8.0%       9.6%

Bank                    3.0%         6.7%           4.0%        9.2%            8.0%      10.1%


The Company contributed $1 million of additional capital to the Bank during the nine months ended September 30, 1996. The capital was funded from a $750,000 draw against the Company's line of credit and cash on hand.

RESULTS OF OPERATIONS

The Company had net income of $707,000 in the third quarter and $1.8 million for the first nine months of 1996 compared to net income of $316,000 and $682,000 for the same periods in 1995, respectively. Net income for the third quarter and nine months ended September 30, 1996 increased $391,000 and $1.1 million, respectively, as compared to the same periods in 1995. Increases in net interest income offset partially by expenses related to the overall growth of the Bank are the primary reasons for the increase in earnings for the three and nine months ended September 30, 1996 as compared to the same periods in 1995.

Total interest income increased $1.2 million or 39.4% in the three month period ended September 30, 1996 and $3.5 million or 41.0% for the first nine months of 1996 compared to the same periods in 1995. The increase in total interest income is primarily attributable to the similar increase in average earning assets for the first nine months of 1996, compared to the first nine months of 1995, offset slightly by a decrease in interest rates during the first nine months of 1996 as compared with the same period in 1995. Total interest expense increased $447,000 or 28.4% in the third quarter, and $1.2 million or 28.4% in the first nine months of 1996 as compared to the same periods in 1995. Total deposits have increased 21.5% from December 31, 1995 and 33.7% from September 30, 1995. The increase in deposits is the primary reason for the increase in interest expense. Net interest income increased $789,000 or 50.4% during the third quarter, and $2.3 million or 54.2% in the first nine months of 1996 as compared to the prior year. Total earning assets increased 35.3% since September 30, 1995 and was the primary factor in the increase in net interest margin.

The provision for loan losses was $70,000 for the three months ended September 30, 1996 and 1995. The year-to-date provision is $290,000 for the nine months ended September 30, 1996 as compared to $230,000 for the same period in 1995. While the Bank's asset quality remains good, provisions for loan losses continue to be needed to allow for growth in the Bank's loan portfolio.

Total other income of $438,000 in the third quarter of 1996 is $73,000 or 20.0% more than one year earlier. The increase is primarily attributed to an increase in service charges on deposit accounts as the Bank's deposit base continues to grow. Total other income of $1.2 million for the nine months ended September 30, 1996 increased $220,000 or 23.1% from the same period in 1995. Factors contributing to this increase is a gain on sale of loans of $71,000 and $20,000 increase in gains on securities transactions offset partially by a $7,000 decrease in mortgage banking fees. Service charges on deposit accounts has increased $172,000 or 35.9% for the first nine months of 1996 as compared to the same period in 1995. The growth in service charges is due to the increase in deposit accounts and efforts by the Company to collect all service charges assessed.

Total other expenses increased $233,000 or 16.9% during the third quarter and $695,000 or 17.8% for the first nine months of 1996 as compared to the same periods in 1995. The increases are attributable to additional personnel and other incremental costs related to the overall growth of the Bank. Other operating expenses remained steady primarily due to the decrease in FDIC insurance premiums.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibits.  The following exhibits are filed with this report:

                 Exhibit
                 Number             Description of Exhibit
                 -------            ----------------------
                   27        - Financial Data Schedule (for SEC use only)


           (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FRANKLIN FINANCIAL CORPORATION


Dated: November 12, 1996          By: /s/ Richard E. Herrington
       -----------------              ------------------------------------------
                                      Richard E. Herrington, President and Chief
                                      Executive Officer (principal executive,
                                      financial and accounting officer)