Form 10KSB40
period 1996-12-31
FRANKLIN FINANCIAL CORP /TN/
filed 1997-03-31
CIK 846903

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

       Annual Report Pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934
                     (No Fee Required, Effective October 7, 1996)

                 For the Fiscal Year Ended December 31, 1996

                         ------------------------------

                       Commission File No. 33-27232-A

                       FRANKLIN FINANCIAL CORPORATION

                           A Tennessee Corporation
                (IRS Employer Identification No. 62-1376024)
                              230 Public Square
                         Franklin, Tennessee  37064
                               (615) 790-2265

               Securities Registered Pursuant to Section 12(b)
                   of the Securities Exchange Act of 1934:

                                    NONE
                                  --------

               Securities Registered Pursuant to Section 12(g)
                   of the Securities Exchange Act of 1934:

                                    NONE
                                  --------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   X   No
                                                    ---     ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ended December 31, 1996:  $18,511,376

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (636,773 shares) on March 15, 1997 was approximately $4,960,462. As of such date, no organized trading market existed for the common stock of the registrant. The aggregate market value was computed by reference to the book value of the common stock of the registrant as of December 31, 1996. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock, as of March 15, 1997: 1,736,308 shares of $2.50 par value common stock.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------

                                    None.

Transitional Small Business Disclosure Format   (check one):

         Yes     ;    No   X
              ---         ---

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Franklin Financial Corporation (the "Company") is a registered bank holding company under the federal Bank Holding Company Act of 1956, as amended, and owns 100% of the outstanding capital stock of Franklin National Bank, Franklin, Tennessee (the "Bank"). The Company was incorporated under the laws of the State of Tennessee on December 27, 1988, as a mechanism to enhance the Bank's ability to serve its future customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

         The Bank commenced business operations on December 1, 1989 in a permanent facility located at 230 Public Square, Franklin, Tennessee 37064. The approximately 12,000 square foot facility is being leased from Gordon E. Inman, the Chairman of the Board of the Company. The Bank has three full service branches: one located in the Williamson Square Shopping Center, which opened in April 1994; one located in Spring Hill, Tennessee, which opened in January 1995; and one located in Brentwood, Tennessee, which opened in April 1995. The Bank has received regulatory approval for and plans to open, during the second quarter of 1997, a full service branch in Fairview, Tennessee.

         The Bank is a full service commercial bank, without trust powers. The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, commercial and consumer lines of credit, letters of credit, mortgage loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as travelers checks, cashiers checks, Mastercard and Visa accounts, fixed annuities, safe deposit boxes, direct deposit services, wire transfer services, cash management services, automatic teller services, debit cards and a 24-hour telephone inquiry system. In August 1996, the Bank opened an insurance subsidiary, Hometown Insurance Agency, which operates from the Bank's Spring Hill branch location. The agency sells property and life insurance.

MARKET AREA AND COMPETITION

         The primary service area for the Bank is centered around Franklin, Tennessee and encompasses Williamson, Maury and Davidson Counties in Tennessee. There are 41 banking offices within the primary service area of the Bank. Most of these offices are affiliated with major bank holding companies.

         The Bank competes with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have recently been invading the traditional banking markets. Due to the rapid growth of the Bank's market area, it is anticipated that additional competition will continue from new entrants to the market.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 1996, 1995 and 1994. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                         AVERAGE CONSOLIDATED ASSETS

                                                                        YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------
                                                             1996                 1995               1994
                                                           --------              -------            -------
                                                                            (In thousands)
 Cash and due from banks . . . . . . . . . . . . . .       $   5,817            $  4,452           $ 2,874
                                                            --------            --------           -------

 Interest-earning deposits . . . . . . . . . . . . .               5                  85                96
 Securities  . . . . . . . . . . . . . . . . . . . .          38,417              32,313            23,365

 Federal funds sold and reverse repurchases  . . . .           1,608               1,661             1,078
 Net loans . . . . . . . . . . . . . . . . . . . . .         133,309              92,349            63,014
                                                            --------            --------           -------

   Total earning assets  . . . . . . . . . . . . . .         173,339             126,408            87,553
                                                            --------            --------           -------

 Other assets  . . . . . . . . . . . . . . . . . . .           6,865               6,210             3,829
                                                            --------            --------           -------

      Total assets . . . . . . . . . . . . . . . . .        $186,021            $137,070           $94,256
                                                             =======             =======            ======



          AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------

                                                              1996               1995                1994
                                                           ----------         ----------            --------
                                                                            (In thousands)
 Non interest-bearing
   deposits  . . . . . . . . . . . . . . . . . . . .      $   19,939          $   14,036            $11,067

 NOW deposits, including MMDA  . . . . . . . . . . .          33,741              21,303             15,770

 Savings deposits  . . . . . . . . . . . . . . . . .           7,005               6,504              8,620

 Time deposits . . . . . . . . . . . . . . . . . . .         111,267              84,077             48,704
 Other borrowings  . . . . . . . . . . . . . . . . .           1,447                 471              1,636

 Other liabilities . . . . . . . . . . . . . . . . .             463                 677                513
                                                           ---------             -------            -------

   Total liabilities . . . . . . . . . . . . . . . .         173,862             127,068             86,310
 Stockholders' equity  . . . . . . . . . . . . . . .          12,159              10,002              7,946
                                                            --------             -------            -------

   Total liabilities and
     stockholders' equity  . . . . . . . . . . . . .        $186,021            $137,070            $94,256
                                                             =======             =======             ======

       The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                                                             YEAR ENDED DECEMBER 31, 1996
                                                      -----------------------------------------

                                              AVERAGE                INTEREST             AVERAGE       NET
                ASSETS                        AMOUNT                  EARNED               YIELD       YIELD
               --------                       -------                --------             -------      -----
                                                                (Dollars in thousands)
 Interest-earning
   deposits  . . . . . . . . . . .          $        5             $       --              8.00%

 Securities  . . . . . . . . . . .              38,417                  2,512              6.54

 Federal funds sold and reverse
  repurchases  . . . . . . . . . .               1,608                     85              5.29

 Net loans . . . . . . . . . . . .             133,309(1)              14,113(2)          10.59
                                               -------                 ------
   Total earning assets  . . . . .            $173,339                $16,710              9.64         5.18%
                                               =======                 ======


                                              AVERAGE                INTEREST             AVERAGE
             LIABILITIES                      AMOUNT                   PAID             RATE PAID
             -----------                      -------                --------           ---------

                                                                (Dollars in thousands)
 NOW deposits, including
   MMDA  . . . . . . . . . . . . .           $  33,741               $  1,224              3.63%

 Savings deposits  . . . . . . . .               7,005                    182              2.60

 Other time deposits . . . . . . .             111,267                  6,247              5.61

 Other borrowings  . . . . . . . .               1,447                     77              5.32
                                              --------                -------

 Total interest-
   bearing liabilities . . . . . .            $153,460                 $7,730              5.04
                                               =======                  =====

------------------------
(1)    Includes non-accrual loans of approximately $0.
(2) Interest earned on net loans includes $1,235,000 in loan fees and loan service fees.

                                                             YEAR ENDED DECEMBER 31, 1995
                                                      -----------------------------------------

                                              AVERAGE                INTEREST             AVERAGE       NET
                ASSETS                        AMOUNT                  EARNED               YIELD       YIELD
               --------                       -------                --------             -------      -----
                                                                (Dollars in thousands)
 Interest-earning
   deposits  . . . . . . . . . . .           $      85              $       6              7.06%

 Securities  . . . . . . . . . . .              32,313                  2,097              6.49
 Federal funds sold and reverse
  repurchases  . . . . . . . . . .               1,661                    101              6.08

 Net loans . . . . . . . . . . . .              92,349(1)               9,775(2)          10.58
                                               -------                -------
   Total earning assets  . . . . .            $126,408                $11,979              9.48         4.71%
                                               =======                 ======


                                              AVERAGE                INTEREST            AVERAGE
             LIABILITIES                      AMOUNT                   PAID             RATE PAID
             -----------                      -------                --------           ---------

                                                                (Dollars in thousands)
 NOW deposits, including
   MMDA  . . . . . . . . . . . . .            $ 21,303                $   750               3.52%

 Savings deposits  . . . . . . . .               6,504                    169              2.59
 Other time deposits . . . . . . .              84,077                  5,074              6.04

 Other borrowings  . . . . . . . .                 471                     30              6.31
                                              --------                 ------

 Total interest-
   bearing liabilities . . . . . .            $112,355                 $6,023              5.36
                                               =======                  =====

----------------------

(1)    Includes non-accrual loans of approximately $4,000.
(2) Interest earned on net loans includes $689,000 in loan fees and loan service fees.

                                                             YEAR ENDED DECEMBER 31, 1994
                                                      -----------------------------------------

                                              AVERAGE                INTEREST             AVERAGE       NET
                ASSETS                        AMOUNT                  EARNED               YIELD       YIELD
               --------                       -------                --------             -------      -----
                                                                (Dollars in thousands)
 Interest-earning
   deposits  . . . . . . . . . . .             $     96               $      6              6.29%

 Securities  . . . . . . . . . . .               23,365                  1,393             5.96

 Federal funds sold  . . . . . . .                1,078                     42             3.90

 Net loans . . . . . . . . . . . .               63,014(1)               5,881(2)          9.33
                                                 ------                  -----
   Total earning assets  . . . . .              $87,553                 $7,322             8.36           4.86%
                                                 ======                  =====


                                              AVERAGE                INTEREST             AVERAGE
             LIABILITIES                      AMOUNT                   PAID             RATE PAID
             -----------                      -------                --------           ---------

                                                                (Dollars in thousands)
 NOW deposits, including                        $15,770                $   478             3.03%
   MMDA  . . . . . . . . . . . . .

 Saving deposits . . . . . . . . .                8,620                    222             2.58

 Other time deposits . . . . . . .               48,704                  2,294             4.71

 Other borrowings  . . . . . . . .                1,636                     75             4.59
                                                -------                 ------

 Total interest-
   bearing liabilities . . . . . .              $74,730                 $3,069             4.11
                                                 ======                  =====

----------------------
(1)    Includes non-accrual loans of approximately $200.
(2) Interest earned on net loans includes $430,570 in loan fees and loan service fees.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

       The effect on interest income, interest expense and net interest income in the periods indicated, of changes in average balance and rate from the corresponding prior period is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. The effect of change in rate has been determined by applying the average balance in the earlier period to the change in average rate in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances have been determined by applying the change in average balance to the change in average rate in the later period, as compared with the earlier period. The balance of the change in interest income or expense and net interest income has been attributed to a change in average balance/rate.

                                                            YEAR ENDED DECEMBER 31, 1996
                                                                    COMPARED WITH
                                                            YEAR ENDED DECEMBER 31, 1995
                                                        ------------------------------------
                                                             INCREASE (DECREASE) DUE TO:

                                                                                  RATE/
                                                 VOLUME          RATE             VOLUME           TOTAL
                                                 ------          ----             ------           -----
                                                                     (In thousands)
 Interest earned on:
   Interest-earning deposits . . . . .           $   (6)           $   1           $  (1)         $   (6)

  Securities . . . . . . . . . . . . .              396               16               3             415
   Federal funds sold  . . . . . . . .               (3)             (13)             --             (16)

   Net loans . . . . . . . . . . . . .            4,332                5               1           4,338
                                                  -----            -----           -----          ------
 Total interest income . . . . . . . .            4,719                9               3           4,731
                                                  -----            -----           -----          ------


 Interest paid on:
    NOW deposits . . . . . . . . . . .              438               23              13             474

   Savings deposits  . . . . . . . .                 12                1              --              13
   Time deposits . . . . . . . . . . .            1,644             (357)           (115)          1,172

 Other borrowings  . . . . . . . . . .               62               (4)             (9)             49
                                                  -----            -----           -----          ------
 Total interest expense  . . . . . . .            2,156             (337)           (111)          1,708
                                                  -----            -----           -----          ------

 Change in net
   interest income . . . . . . . . . .           $2,563            $(328)          $(108)         $3,023
                                                 ======            =====           =====          ======

                                                          YEAR ENDED DECEMBER 31, 1995
                                                                 COMPARED WITH
                                                          YEAR ENDED DECEMBER 31, 1994
                                                       ----------------------------------
                                                          INCREASE (DECREASE) DUE TO:

                                                                                  RATE/
                                              VOLUME            RATE              VOLUME            TOTAL
                                              ------            ----              ------            -----
                                                                     (In thousands)
 Interest earned on:
   Interest-earning deposits . . . . .       $     (1)          $   1              $  --          $     --

  Securities . . . . . . . . . . . . .            533             124                 47               704

   Federal funds sold  . . . . . . . .             23              23                 13                59

   Net loans . . . . . . . . . . . . .          2,737             790                367             3,894
                                                -----             ---                ---             -----
 Total interest income . . . . . . . .          3,292             938                427             4,657
                                                -----             ---                ---             -----


 Interest paid on:
    NOW deposits . . . . . . . . . . .            168              77                 27               272

   Savings deposits  . . . . . . . .              (54)              1                 --               (53)

   Time deposits . . . . . . . . . . .          1,666             645                469             2,780

 Other borrowings  . . . . . . . . . .            (53)             28                (20)              (45)
                                               ------            ----               ----            ------
 Total interest expense  . . . . . . .          1,727             751                476             2,954
                                                -----             ---                ---             -----

 Change in net
   interest income . . . . . . . . . .         $1,565            $187              $ (49)           $1,703
                                                =====             ===               ====             =====


                                                              YEAR ENDED DECEMBER 31, 1994
                                                                     COMPARED WITH
                                                              YEAR ENDED DECEMBER 31, 1993
                                                          -----------------------------------
                                                              INCREASE (DECREASE) DUE TO:

                                                                                  RATE/
                                              VOLUME            RATE              VOLUME            TOTAL
                                              ------            ----              ------            -----
                                                                     (In thousands)
 Interest earned on:
   Interest-earning deposits . . . . .         $   (6)        $    (2)             $   1            $   (7)

 Taxable securities  . . . . . . . . .            555             (71)               (41)              443
   Federal funds sold  . . . . . . . .             (9)             14                 (3)                2

   Net loans . . . . . . . . . . . . .          1,603             101                 39             1,743
                                               ------         -------              -----            ------
 Total interest income . . . . . . . .          2,143              42                 (4)            2,181
                                               ------         -------              -----            ------


 Interest paid on:
    NOW deposits . . . . . . . . . . .            155              34                 19               208

   Savings deposits  . . . . . . . .              (26)            (36)                 3               (59)
   Time deposits . . . . . . . . . . .            686              83                 39               808

 Other borrowings  . . . . . . . . . .             32               8                  9                49
                                               ------         -------              -----            ------
 Total interest expense  . . . . . . .            847              89                 70             1,006
                                               ------         -------              -----            ------

 Change in net
   interest income . . . . . . . . . .         $1,296         $   (47)             $ (74)           $1,175
                                               ======         =======              =====            ======


DEPOSITS

       The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

       The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                              YEAR ENDED
                                           DECEMBER 31, 1996
                                           -----------------

               DEPOSIT CATEGORY            AVERAGE AMOUNT            AVERAGE RATE PAID
               ----------------            ---------------           -----------------
                                        (Dollars in thousands)
            Non interest-bearing
              demand deposits . . .            $ 19,939                Not Applicable

            NOW deposits  . . . . .            $ 33,741                      3.63%

            Savings deposits  . . .            $  7,005                      2.60%

            Time deposits . . . . .            $111,267                      5.61%


                                              YEAR ENDED
                                           DECEMBER 31, 1995
                                           -----------------

               DEPOSIT CATEGORY            AVERAGE AMOUNT            AVERAGE RATE PAID
               ----------------            ---------------           -----------------
                                        (Dollars in thousands)
            Non interest-bearing
              demand deposits . . .            $14,036                 Not Applicable

            NOW deposits  . . . . .            $21,303                       3.52%

            Savings deposits  . . .            $ 6,504                       2.59%

            Time deposits . . . . .            $84,077                       6.04%


                                              YEAR ENDED
                                           DECEMBER 31, 1994
                                           -----------------

               DEPOSIT CATEGORY            AVERAGE AMOUNT            AVERAGE RATE PAID
               ----------------            ---------------           -----------------
                                        (Dollars in thousands)
            Non interest-bearing
              demand deposits . . .           $11,067                  Not Applicable

            NOW deposits  . . . . .           $15,770                        3.03%

            Savings deposits  . . .           $ 8,620                        2.58%

            Time deposits . . . . .           $48,704                        4.71%

       The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 1996:

                                                       TIME
                                                   CERTIFICATES
                                                    OF DEPOSIT
                                                   ------------
                                                   (In thousands)
            3 months or less  . . . . . .              $26,674
            3-6 months  . . . . . . . . .               19,438
            6-12 months . . . . . . . . .               15,712
            over 12 months  . . . . . . .                4,424
                                                        ------

                Total . . . . . . . . . .              $66,248
                                                        ======


LOAN PORTFOLIO

       The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans.

       Commercial lending is directed principally towards businesses whose demands for funds fall within the Bank's legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Bank's real estate loans consist of residential and commercial first and second mortgage loans, as well as real estate construction loans and real estate acquisition and development loans.

       The Bank's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including education and automobile loans to individuals and pre-approved lines of credit.

       At December 31, 1996, loans within four broad categories exceeded 10% of total loans: single family residential real estate loans ($51,225,000 or 32% of total loans), commercial real estate loans ($29,121,000 or 18% of total loans), commercial and industrial loans ($31,156,000 or 20% of total loans) and residential construction loans ($23,307,000 or 15% of total loans). There was material borrower diversification within both the single family residential real estate, commercial and commercial real estate loan categories. The vast majority of these loans are secured by properties located in the primary services area of the Bank (Williamson County and surrounding counties).

       The following table presents various categories of loans contained in the Bank's loan portfolio for the periods indicated and the total amount of all loans for such period:

                                                                      DECEMBER 31,
                                             ------------------------------------------------------------


 TYPE OF LOAN
 ------------                                  1996           1995        1994        1993        1992
                                               ----           ----        ----        ----        ----
 Domestic:                                                      (In thousands)

   Commercial, financial
    and agricultural . . . . . . . . . .        $33,198      $ 24,143    $16,588     $11,841       $7,794

   Real estate-construction  . . . . . .         23,307        13,073      9,594       7,863        3,813

   Real estate-mortgage  . . . . . . . .         84,101        61,472     39,844      27,480       18,857

   Consumer loans  . . . . . . . . . . .         13,230        12,016      8,794       6,854        5,485
                                                -------      --------     ------      ------        -----
     Total portfolio loans . . . . . . .        153,836       110,704     74,820      54,038       35,949

   Loans held for sale . . . . . . . . .          3,980         1,423      1,422         702          529
                                               --------      --------     ------     -------      -------

     Total loans . . . . . . . . . . . .        157,816       112,127     76,242      54,740       35,948

 Less: deferred loan fees  . . . . . . .           (362)         (296)      (254)       (183)        (110)

   Allowance for possible
    loan losses  . . . . . . . . . . . .         (1,472)       (1,062)      (762)       (585)        (392)
                                               --------        ------     -------     ------     --------

 Total (net of allowance)  . . . . . . .       $155,982      $110,769    $75,226     $53,972      $35,976
                                                =======       =======     ======     =======       ======

       The following is a presentation of an analysis of maturities of loans as of December 31, 1996:

                                       DUE IN 1    DUE IN 1 TO      DUE AFTER
TYPE OF LOAN                        YEAR OR LESS     5 YEARS         5 YEARS          TOTAL
------------                        ------------   ------------    -----------       -------

                                                  (In thousands)
Commercial, financial
  and agricultural  . . . . . . .     $   16,344     $   16,536      $     318      $   33,198

Real estate-construction  . . . .         23,307             --             --          23,307

Real estate-mortgage  . . . . . .         36,527         41,343          6,231          84,101

Loans held for sale . . . . . . .             --             --          3,980           3,980

Consumer loans  . . . . . . . . .          6,131          6,967            132          13,230
                                         -------          -----       --------       ---------

Total . . . . . . . . . . . . . .        $82,309        $64,846        $10,661       $157,816
                                          ======         ======         ======        ========

       The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 1996 (in thousands):

             Loans due after 1 year with
               predetermined interest rates  . . . . . . . . . . . .     $58,220

             Loans due after 1 year with
               floating interest rates . . . . . . . . . . . . . . .     $17,287

       The following table presents information regarding nonaccrual, past due and restructured loans at the dates indicated:

                                                                      December 31,
                                                ------------------------------------------------------------
                                                  1996           1995         1994         1993       1992
                                                  ----           ----         ----         ----       ----
 Loans accounted for on a
   non-accrual basis:
     Number  . . . . . . . . . . . . . . .         0              0                0          0          0
     Amount  . . . . . . . . . . . . . . .        $--            $--           $  --         $--        $--

 Accruing loans which are
   contractually past due
   90 days or more as to
   principal and interest
   payments:
     Number  . . . . . . . . . . . . . . .        $0              0                1        0          0
     Amount  . . . . . . . . . . . . . . .        $--            $--          $3,000       $--        $--

 Loans defined as "troubled
   debt restructurings":
     Number  . . . . . . . . . . . . . . .         0              0             0           0          0
     Amount  . . . . . . . . . . . . . . .        $--            $--           $--         $--        $--



       As of December 31, 1996, there are no loans classified by the regulators as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

       Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

       Additional interest income of approximately $0 in 1996, $423 in 1995, $21 in 1994, $640 in 1993 and $10,000 in 1992 would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with their original terms. No interest income has been recognized during the five year period ended December 31, 1996, on loans that have been accounted for on a non-accrual basis.

       Although the Bank does not have any loans classified as non-accrual at December 31, 1996, management has identified other possible credit problems as follows (in thousands):

                          Special mention . . . . .  $1,456
                          Substandard . . . . . . .   1,019
                          Doubtful  . . . . . . . .      19
                          Loss  . . . . . . . . . .      --
                                                     ------
                               Total  . . . . . . .  $2,494
                                                     ======

       These loans are performing loans but are classified due to payment history, decline in the borrower's financial position or decline in collateral value. Loans categorized as "special mention" are currently protected but are potentially weak. These loans constitute an undue and unwarranted credit risk but not to the point of justifying a classification of substandard. Loans classified as "substandard" are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified must have a well-defined weakness or weakness that jeopardize the liquidation of the debt. Loans classified as "doubtful" have all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as "loss" are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. Management has provided specific allocations of the allowance for possible loan losses of $24,000 relating to such loans. There are no other loans which are not disclosed above, but where known information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms.

SUMMARY OF LOAN LOSS EXPERIENCE

       An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

                                                                     YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------

                                                          1996       1995       1994       1993       1992
                                                          ----       ----       ----       ----       ----
                                                                    (Dollars in thousands)
 Balance at beginning
   of period . . . . . . . . . . . . . . . . . . . .      $1,062     $  762      $ 585       $392       $283

 Charge-offs:
   Commercial, financial &
      agricultural . . . . . . . . . . . . . . . . .           4         --          1         14         14
    Consumer loans . . . . . . . . . . . . . . . . .          18         38          7         12         44
    Real estate-mortgage . . . . . . . . . . . . . .          --         --         --         --         67
                                                          ------     ------      -----       ----       ----
                                                              22         38          8         26        125
                                                          ------     ------      -----       ----       ----
 Recoveries:
   Commercial, financial &
      agricultural . . . . . . . . . . . . . . . . .          --          4          1          6         --
   Consumer loans  . . . . . . . . . . . . . . . . .          12         14         10         --          8
                                                          ------     ------      -----       ----       ----
                                                              12         18         11          6          8

 Net charge-offs . . . . . . . . . . . . . . . . . .         (10)       (20)        (3)       (20)      (117)
                                                          ------     ------      -----       ----       ----
 Additions charged
   to operations . . . . . . . . . . . . . . . . . .         420        320        174        213        226
                                                          ------     ------      -----       ----       ----

 Balance at end of period  . . . . . . . . . . . . .      $1,472     $1,062      $ 762       $585       $392
                                                          ======     ======      =====       ====       ====

 Ratio of net charge-offs during
   the period to average loans
   outstanding during the period . . . . . . . . . .         .01%       .02%      (.01)%      .04%      0.37%
                                                          ======     ======      =====       ====       ====

         The allocation of the allowance for loan losses by loan category at December 31 of the years indicated is presented below, along with percentage of loans in each category to total loans:

                               1996                 1995                 1994                 1993                  1992
                        ------------------  -------------------   -------------------  -------------------   ------------------

                         Amount    Percent    Amount    Percent    Amount    Percent    Amount     Percent    Amount    Percent
                         ------    -------    ------    -------    ------    -------    ------     -------    ------    -------

                                                                (Dollars in thousands)
 Commercial,
 financial
   and agricultural     $  272      21.0%     $  189     21.6%       $117     21.8%       $ 76      21.6%       $ 33     21.3%

 Real estate -
   construction  . .       331      14.8         172     11.6         146      12.6        119      14.4          29     10.5

 Real estate -
 mortgage  . . . . .       735      55.8         479     56.1         334      54.1        265      51.5         181     53.1

 Consumer loans  . .        98       8.4          79     10.7         121      11.5         77      12.5         104     15.1


 Unallocated . . . .        36      N/A          143      N/A          44       N/A         48       N/A          45      N/A
                        ------     -----      ------    -----        ----    ------       ----     -----        ----    -----



     Total . . . . .    $1,472     100.0%     $1,062    100.0%       $762    $100.0%      $585     100.0%       $392    100.0%
                        ======     =====      ======    =====        ====    ======       ====     =====        ====    =====

LOAN LOSS RESERVE

       In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 1996, 21% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, approximately 70% of these commercial loans at December 31, 1996 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

       The Company's consumer loan portfolio is also well secured. At December 31, 1996, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than other categories of loans.

       As of December 31, 1996, real estate mortgage loans constituted 56% of outstanding loans. Approximately $36,841,000 or 44% of this category represents first mortgage residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. The remaining portion of this category consists primarily of commercial real estate loans. Risk of loss for these loans is generally higher than residential loans. Therefore, management has allocated a significant portion of the allowance for loan losses to this category.

       The Company's Board of Directors monitors the loan portfolio quarterly to enable it to evaluate the adequacy of the allowance for loan losses. The loans are rated and the allowance established based on the assigned rating. The provision for loan losses charged to operating expenses is based on this established allowance. Factors considered by the Board in rating the loans include delinquent loans, underlying collateral value, payment history and local and general economic conditions affecting collectibility.

INVESTMENTS

       As of December 31, 1996, investment securities, including mortgage-backed securities, comprised approximately 21% of the Bank's assets and loans comprised approximately 73% of the Bank's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. The majority of the mortgage-backed securities are instruments of U.S. Government agencies. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank. Since the Bank is now in a taxable position and expects to be in a taxable position in the future, more tax exempt securities have been purchased.

       The following tables present, for the periods indicated, the carrying amount of the Bank's investment securities, including mortgage-backed securities, separated by those available-for-sale and those held-to-maturity.

                                                                                 DECEMBER 31,
     INVESTMENT                                                 -------------------------------------------
      CATEGORY                                                    1996              1995            1994
     ----------                                                 ---------         ---------       ---------
                                                                                (In thousands)
Available-for-sale:

Obligations of U.S. Treasury
  and other U.S. Agencies . . . . . . . . . . .                 $13,384            $12,240       $ 7,977

Obligations of States
  and Political Subdivisions  . . . . . . . . .                   4,277              4,561           771

Mortgage backed securities  . . . . . . . . . .                  20,042             14,448         5,466

Federal Reserve and Federal Home
  Loan Bank Stock . . . . . . . . . . . . . . .                     938                697           556

Other securities  . . . . . . . . . . . . . . .                     391                896           571
                                                                -------            -------       -------

     Total  . . . . . . . . . . . . . . . . . .                 $39,032            $32,842       $15,341
                                                                =======            =======       =======


                                                                              DECEMBER 31,
     INVESTMENT                                              -------------------------------------------
      CATEGORY                                                 1996              1995            1994
     ----------                                              ---------         ---------       ---------
                                                                          (In thousands)
Held-to-maturity:

Obligations of U.S. Treasury
  and other U.S. Agencies . . . . . . . . . . .                  $1,236             $1,040        $3,339

Obligations of States
  and Political Subdivisions  . . . . . . . . .                   2,496              2,125         6,005

Mortgage backed securities  . . . . . . . . . .                   1,432                249         4,434

Other securities  . . . . . . . . . . . . . . .                      29                 30            64
                                                                 ------             ------        ------

     Total  . . . . . . . . . . . . . . . . . .                  $5,193             $3,444       $13,842
                                                                 ======             ======       =======

   The following tables indicate for the year ended December 31, 1996, the amount of investments due in (i) one year or less, (ii) one to five years,
(iii) five to ten years, and (iv) over ten years:


INVESTMENT                                                                         WEIGHTED AVERAGE
 CATEGORY                                                      AMOUNT                  YIELD(1)
----------                                                     ------           ----------------------
                                                                   (Dollars in thousands)
Available-for-sale:

Obligations of U.S. Treasury
  and other U.S. Agencies:
  0 through 1 Yr. . . . . . . . . . . . . . . . .             $ 3,803                       5.99%
  Over 1 through 5 Yrs. . . . . . . . . . . . . .               5,869                       5.84
  Over 5 through  10 Yrs. . . . . . . . . . . . .               3,704                       6.87

Obligations of States and
  Political Subdivisions:
  0 through 1 Yr. . . . . . . . . . . . . . . . .                 301                       5.76
  1 through 5 Yrs.  . . . . . . . . . . . . . . .                 350                       6.04
  Over 5 through 10 Yrs.  . . . . . . . . . . . .               2,527                       7.47
  Over 10 Yrs.  . . . . . . . . . . . . . . . . .                 983                       7.82

Other securities:
  1 through 1 Yrs.  . . . . . . . . . . . . . . .                 128                       9.34
  Over 5 through 10 Yrs.  . . . . . . . . . . . .                 248                       8.14
   No stated maturity . . . . . . . . . . . . . .                 938                       6.59

Mortgage-backed securities  . . . . . . . . . . .              20,099                       7.24

Fair value adjustment . . . . . . . . . . . . . .                  82                       N/A
                                                              -------

    Total available-for-sale  . . . . . . . . . .             $39,032                       6.88
                                                              =======

--------------------

(1) The Company has invested in tax exempt obligations. Yields are presented based on adjusted cost basis of securities available-for-sale. Yields based on carrying value would be lower since fair value exceeds adjusted cost. Yields on tax exempt obligations have been computed on a tax equivalent basis. Income from tax exempt obligations is exempt from federal income tax only, therefore only the federal statutory rate of 34% has been used to compute the tax equivalent yield.

INVESTMENT                                                                      WEIGHTED AVERAGE
 CATEGORY                                                   AMOUNT                   YIELD(1)
----------                                                  ------              ----------------
                                                                   (Dollars in thousands)
Held-to-maturity:

Obligations of U.S. Treasury
  and other U.S. Agencies:
  Over 1 through 5 Yrs. . . . . . . . . . . . . .              $  403                  5.70%
  Over 5 through 10 Yrs.  . . . . . . . . . . . .                 833                  7.66

Obligations of States and
  Political Subdivisions:
  Over 1 through 5 Yrs. . . . . . . . . . . . . .                 125                  7.80
  Over 5 through 10 Yrs.  . . . . . . . . . . . .               1,233                  7.49
  Over 10 Yrs.  . . . . . . . . . . . . . . . . .               1,137                  7.22

Other Securities
  Over 5 through 10 Yrs.  . . . . . . . . . . . .                  30                  8.00

Mortgage-backed securities  . . . . . . . . . . .               1,432                  8.08
                                                               ------

    Total . . . . . . . . . . . . . . . . . . . .              $5,193                  7.49
                                                               ======

--------------------

(1)  The Company has invested in tax exempt obligations.  Yields on tax exempt
obligations have been computed on a tax equivalent basis.   Income from tax
exempt obligations is exempt from federal income tax only, therefore only the federal statutory rate of 34% has been used to compute the tax equivalent yield.

RETURN ON EQUITY AND ASSETS

       Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

                                                                          YEARS ENDED
                                                                           DECEMBER 31,
                                                             ----------------------------------------
                                                               1996           1995             1994
                                                             --------       --------         --------
Return on average assets  . . . . . . . . . .                   1.38%          .82%            .78%
Return on average equity  . . . . . . . . . .                  21.10         11.23%           9.30%
Average equity to average
  assets ratio  . . . . . . . . . . . . . . .                   6.54%         7.30%           8.43%
Dividend payout ratio . . . . . . . . . . . .                     --            --              --

ASSET/LIABILITY MANAGEMENT

       It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan investment, borrowing and capital policies. Certain of the officers of the Bank are responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in commercial, consumer and real estate loans.

       The Bank's asset/liability mix is monitored on a daily basis with a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

CORRESPONDENT BANKING

       Correspondent banking involves the providing of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks.

DATA PROCESSING

       The Bank has in-house data processing which provides a full range of data processing services including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing and central information file ("CIF"). The Bank has an ATM processing agreement with Intercept Systems, Inc.

FACILITIES

       The Bank subleases a two-story commercial facility (approximately 12,000 square feet) located in Franklin, Tennessee from the Company, which houses the Bank's main office. The facility includes a main banking floor with 7 teller stations and 9 offices, and has an ATM (automated teller machine) and 3 drive-in windows. The second floor of the facility consists of the mortgage banking offices, the marketing department, 2 executive offices and the operations offices. The Bank also has an off-site ATM.

       In January 1997 the Company purchased a 5,000 sq. foot commercial building located on Highway 96 West at the Williamson Square Shopping Center in Franklin which it previously leased. The building houses the Bank's Williamson Square branch. The branch banking floor includes 5 teller stations and 5 offices, and has an ATM (automated teller machine) and 4 drive-in windows.

       The Bank owns a 2,700 sq. foot building in Spring Hill, Tennessee which houses the Spring Hill branch which opened in January 1995. The branch includes 3 offices and 3 teller stations, 2 drive-in windows and an ATM.

       The Bank is leasing a 2,700 sq. foot building in Brentwood, Tennessee. The building houses the Bank's Brentwood branch which opened in April 1995. The branch has 3 offices, 4 teller stations, 4 drive-in windows and an ATM.

       The Bank also leases a 7,000 sq. foot facility on Main Street in Franklin which houses the Bank's data processing, proof, bookkeeping, personnel and accounting functions.

       The Bank purchased a parcel of land in Fairview, Tennessee in January 1997. The Bank plans on opening its Fairview branch in a mobile unit on this lot in the second quarter of 1997, followed by a permanent structure later in 1997.

EMPLOYEES

       The Bank presently employs 101 persons on a full-time basis, including 27 officers. The Bank will hire additional persons as needed, including additional tellers and financial service representatives.

MONETARY POLICIES

       The results of operations of the Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

SUPERVISION AND REGULATION

       The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of federal regulatory agencies, including the Federal Reserve Board, the Comptroller of the Currency ("Comptroller") and the Federal Deposit Insurance Corporation ("FDIC").

       The Company is regulated by the Federal Reserve Board under the federal Bank Holding Company Act, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

       Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the restrictions on interstate acquisitions of banks by bank holding companies were repealed on September 29, 1995, such that the Company and any other bank holding company located in Tennessee is able to acquire a bank located in any other state, and a bank holding company located outside Tennessee can acquire any Tennessee-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act, the State of Tennessee has recently adopted legislation that authorizes out-of-state banks to operate interstate branches within its territory on or after June 1, 1997.

       A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies, including the following activities: acting as investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management consulting advice to nonaffiliated banks and nonbank depository institutions; operating collection agencies and credit bureaus; acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing securities brokerage services; and underwriting and dealing in obligations of the United States, the states and their political subdivisions. In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce such benefits to the public as greater convenience, increased competition and gains in efficiency that outweigh such possible adverse effects as undue concentration of resources, decreased and unfair competition, conflicts of interest or unsound banking practices. Generally, bank holding companies are required to obtain prior approval of the Federal Reserve Board to engage in any new activity not previously approved by the Federal Reserve Board.

       As a national bank, the Bank is subject to the supervision of the Comptroller and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, the Comptroller has approved several applications submitted by banks in the State of Tennessee, allowing such banks to establish branch offices outside the territorial limits of the counties in which the national banks are located. Prior to such ruling, national banks were only permitted to establish branch offices within the geographical limits of the county in which their main office is situated (with the exception that (i) a bank may branch into another county by acquiring the assets and deposits of a closed state bank in such other county, and (ii) a bank may, in certain situations, establish and operate as a branch bank any branch office previously operated by an affiliate). The Comptroller's initial ruling on this matter was upheld in federal court, as were similar rulings in other states. The Bank is also subject to the Tennessee banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, the Bank, as a subsidiary of the Company, is subject to restrictions under federal law in dealing with the Company and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

       Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount.. In addition, a national bank may grant loans and extensions of credit to a single person up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured by readily marketable collateral having a market value determined by reliable and continuously available price quotations at least equal to the amount of funds outstanding. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations and loans to or guaranteed by the federal government.

       Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the Comptroller. In 1989, both the Federal Reserve Board and the Comptroller issued new risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The Comptroller's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages, provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 1996, the Company's total risk-based capital and tier-one ratios were 9.39% and 8.46% respectively. Both the Federal Reserve Board and the Comptroller have also implemented new minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of 3% "Tier 1" capital to total assets (net of goodwill). Tier 1 capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

       Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top- rated banking institutions. Institutions operating at or near these levels are expected to have well-diversified risk, high asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations, rated composite 1 under the CAMEL rating system for banks. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth are expected to maintain ratios 100 to 200 basis points above the stated minimums.

       The Comptroller recently amended the risk-based capital guidelines applicable to national banks in an effort to clarify certain questions of interpretation and implementation, specifically with regard to the treatment of originated and purchased mortgage servicing rights and other intangible assets. The Comptroller's guidelines provide that intangible assets are generally deducted from Tier 1 capital in calculating a bank's risk-based capital ratio. However, certain intangible assets which meet specified criteria ("qualifying intangibles") such as mortgage servicing rights are retained as a part of Tier 1 capital. The Comptroller currently maintains that only mortgage servicing rights and purchased credit card relationships meet the criteria to be considered qualifying intangibles. The Comptroller's guidelines formerly provided that the amount of such qualifying intangibles that may be included in Tier 1 capital was strictly limited to a maximum of 25% of total Tier 1 capital. The Comptroller has amended its guidelines to increase the limitation of such qualifying intangibles from 25% to 50% of Tier 1 capital and further to permit the inclusion of purchased credit card relationships as a qualifying intangible asset.

       In addition, the Comptroller has adopted rules which clarify treatment of asset sales with recourse not reported on a bank's balance sheet. Among assets affected are mortgages sold with recourse under Fannie Mae, Freddie Mac and Farmer Mac programs. The rules clarify that even though those transactions are treated as asset sales for bank Call Report purposes, those assets will still be subject to a capital charge under the risk-based capital guidelines.

       The Comptroller, the Federal Reserve Board and the FDIC recently adopted final regulations revising their risk- based capital guidelines to further ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. Under the new regulations, when evaluating a bank's capital adequacy, the agencys' capital standards now explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off- balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

       The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Act"), enacted on December 19, 1991, provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One aspect of the Act involves the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the Act does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The Act creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the Act and which will be used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., holding companies) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

       As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

       The Act also provides that banks will have to meet new safety and soundness standards. In order to comply with the Act, the Federal Reserve Board, the Comptroller and the FDIC have adopted regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits.

       Both the capital standards and the safety and soundness standards which the Act seeks to implement are designed to bolster and protect the deposit insurance fund.

       In response to the directive issued under the Act, the regulators have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established under the Act. The following table reflects the proposed capital thresholds:

                                               TOTAL RISK -     TIER 1 RISK -     TIER 1
                                               BASED CAPITAL    BASED CAPITAL     LEVERAGE
                                               RATIO            RATIO             RATIO
                                               -------------    -------------     --------
Well capitalized (1)  . . . . . . . . . .       10%               6%                5%
Adequately capitalized (1)  . . . . . . .        8%               4%                4% (2)
Undercapitalized (4)  . . . . . . . . . .      < 8%             < 4%              < 4% (3)
Significantly undercapitalized (4)  . . .      < 6%             < 3%              < 3%
Critically undercapitalized . . . . . . .        -                -               < 2% (5)

---------------------------------

(1) An institution must meet all three minimums.
(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) <3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(5) Ratio of tangible equity to total assets.

    As a national bank, the Bank is subject to examination and review by the Comptroller. This examination is typically completed on-site at least annually and is subject to off-site review as well. The Bank submits to the Comptroller quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

    As a bank holding company, the Company is required to file with the Federal Reserve Board quarterly report of its operations and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

    The scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation.

ITEM 2.  DESCRIPTION OF PROPERTY.

    On January 5, 1989, the organizers of the Company entered into an agreement with Gordon E. Inman, the Chairman of the Board of the Company, to lease a two-story commercial building to house the Bank's office. Additional space in this building was leased by the Company from Mr. Inman in May 1991 and in June 1993. The two floors contain an aggregate of approximately 12,000 square feet. The building is situated on approximately one-tenth acre located at 230 Public Square, Franklin, Tennessee 37064. On January 5, 1989, the organizers of the Company also entered into a ground lease with Mr. Inman for the lease of approximately .05 acres located adjacent to the proposed bank office. The Company is using this parcel to accommodate the

Bank's drive-in teller and bank window facility. Both leases provide for a term of 20 years, with three five-year renewal options, with the lease terms commencing on May 15, 1989. The current monthly rental under these leases total $20,139. The Company is subleasing the permanent facility and the adjacent parcel to the Bank at a rate which includes reimbursement to the Company for payment of rent, taxes, insurance, repairs and maintenance of the properties.

    In May 1991, the Bank acquired a 3,000 square foot office building in Spring Hill, Tennessee from Mr. Inman at a purchase price of $305,000. This facility houses the Bank's Spring Hill branch.

    In November 1993, the Bank entered into a long-term lease from an unrelated third party for a commercial building in the Williamson Square Shopping Center on Highway 96E in Franklin, Tennessee. This facility houses the Bank's Williamson Square branch. In January 1997, the Company purchased this property for $980,000.

    In July 1994, the Bank entered into a long-term lease from an unrelated third party for a commercial building in Brentwood, Tennessee. This facility houses the Bank's Brentwood branch, which opened in April 1995.

    In December 1993, the Bank entered into a six and one-half year lease with Mr. Inman for office/warehouse space on Main Street in Franklin, Tennessee. This lease was amended in January 1996 to include an additional 3,000 square feet. The lease, as amended, covers approximately 7,000 square feet and, provides for monthly payments to Mr. Inman of $5,418. The office/warehouse space houses "back office" functions for the Bank, including data processing, proof and transit, bookkeeping, personnel and accounting.

    In January 1997, the Bank purchased a parcel of land in Fairview, Tennessee at a purchase price of $140,000. The Bank plans to open a branch office at this site in the first quarter of 1997.

ITEM 3.  LEGAL PROCEEDINGS.

    There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted during the fourth quarter ended December 31, 1996 to a vote of security holders of the Company.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    During the period covered by this report and to date, there has been no established public trading market for the Company's common stock. As of March 15, 1997, the approximate number of holders of record of the Company's common stock was 491.

    To date, the Company has not paid any dividends on its common stock. It is the policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company and of the Bank. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company. The Company's revolving credit facility restricts the payment of cash dividends if the Bank's leverage ratio is less than 7%.

    The Bank is restricted in its ability to pay dividends under the national banking laws and by regulations of the Comptroller. Pursuant to 12 U.S.C.
Section 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C. Section 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its shared capital, unless there has been transferred to surplus not less than 1/10 of the Bank's net income of the preceding two consecutive half year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. Section 60(b), the approval of the Comptroller is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

    Recent Sales of Unregistered Securities. In December 1996, the Company issued an aggregate of 1,095 shares of common stock to the directors of the Company and the Bank as compensation for their service as directors during 1996. The issuances of securities described above were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. All of the securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. In each instance, the purchaser had a pre-existing relationship with the Company, the offers and sales were made without any public solicitation, the certificates bear restrictive legends and appropriate stop transfer instructions have been or will be given to the transfer agent. No underwriter was involved in the transactions and no commissions were paid.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    Details regarding the Company's financial performance are presented in the following discussion, which should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

    The Company maintains its liquidity through the management of its assets and liabilities. Liquidity management involves meeting the funds flow requirements of customers who may withdraw funds on deposit or have need to obtain funds to meet their credit needs. Banks in general must maintain adequate cash balances to meet daily cash flow requirements as well as satisfy reserves required by applicable regulations. The cash balances held are one source of liquidity. Other sources are provided by the investment portfolio, federal funds sold, interest bearing deposits in financial institutions, loan payments, brokered and public funds deposits and the Company's ability to borrow funds as well as issue new capital.

    The Company has approximately $4.2 million in investment securities and $87.8 million in loans which mature within the next year. The Bank has $8.5 million in Federal funds lines with its correspondent banks to provide liquidity when needed. The Company's investment portfolio consists of over $39.0 million of marketable securities classified as available-for-sale which could be sold if additional liquidity is needed. The Company has lines of credit of $6.0 million with a lending institution and the Bank is approved to borrow up to $4.0 million in funds from the Federal Home Loan Bank to assist with capital and liquidity needs. The Bank has obtained approximately $24.4 million in brokered deposits at December 31, 1996 to help fund strong loan demand. The majority of these deposits are less than $100,000, but they are generally considered to be more volatile than the Bank's core deposit base.

    Subsequent to December 31, 1996, the Company purchased its Williamson Square branch for $980,000. The building was previously leased from an unrelated third party. Also, subsequent to December 31, 1996, the Bank purchased a parcel of land in Fairview, Tennessee for $140,000. In the second quarter of 1997, the Bank plans to locate a full service branch facility in a mobile unit on this property. Shortly thereafter, the Bank plans to build a permanent structure with expenditures estimated at $350,000. No other material capital expenditures are anticipated in 1997.

    Management monitors the Company's asset and liability positions in order to maintain a balance between rate sensitive assets and rate sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company's liquidity is adequate at December 31, 1996. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current commendations by the regulatory authorities which if they were to be implemented would have a material effect on the Company's liquidity, capital resources, or results of operations.

    Net cash flow provided by operating activities was $3.8 million in 1996 compared to $1.9 million in 1995, an increase of $1.9 million. The increase in cash flow is due to an increase in net income for 1996 of $1.5 million as compared to the previous year coupled with increased in non-cash items such as depreciation and the provision for loan losses. Although substantial cash flow has been required related to loans originated for resale, proceeds from the sale of such loans has served to fund these cash flow requirements.

    Net cash used in investing activities was $54.2 million in 1996 compared to $44.1 million in 1995, representing a $10.1 million or 23% increase. The increase in loans of $46.1 million in 1996, compared to $35.9 million in the prior year, accounted for $10.2 million of the increase coupled with a net increase in the investment portfolio of $8.1 million in 1996 compared to $6.3 million in 1995. These increases were offset partially by decreases in net purchases of premises and equipment of approximately $300,000 in 1996 as compared to $1.3 million in 1995 and a decrease in federal funds sold.

    Net cash provided by financing activities was $50.7 million in 1996 compared to $46.5 million in 1995, a $4.2 million or 9% increase. The increase is attributed to the Company borrowing $1.1 million on its line of credit in 1996 as compared to repaying Federal Home Loan Bank advances and other borrowings of $4.9 million in 1995. This increase is offset by a smaller increase in deposits of $49.5 million in 1996 compared to $51.4 million in the preceding year.

    The following is an analysis of rate sensitive assets and liabilities as of December 31, 1996:

                                                                                   5 YRS.
                                              0-3 MOS.        3-12 MOS.     1-5 YRS.      OR MORE      TOTAL
                                              --------        ---------     ----------   ---------   ---------
                                                                   (Dollars in thousands)
Securities                                    $  2,422        $   7,166     $   23,041   $  11,596   $  44,225
Loans                                           75,856           23,379         55,795       2,786     157,816
Federal funds sold                                 233               --             --          --         233
                                              --------        ---------     ----------   ---------   ---------

Total rate sensitive assets                     78,511           30,545         78,836      14,382     202,274

NOW deposits                                    17,655               --             --          --      17,655
Savings deposits                                28,029               --             --          --      28,029
Time deposits                                   45,370           70,775         10,707          --     126,852
Borrowings                                       1,050               --             --          --       1,050
                                              --------        ---------     ----------   ---------   ---------

Total rate sensitive
  liabilities                                   92,104           70,775         10,707          --     173,586
                                              --------        ---------     ----------   ---------   ---------

Excess (Deficiency) of rate
  sensitive assets less rate
  sensitive liabilities                       $(13,593)       $ (40,230)    $   68,129   $  14,382   $  28,688
                                              ========        =========     ==========   =========   =========
Excess (Deficiency) as a
  percentage of earning assets                    -6.7%           -19.9%          33.7%        7.1%       14.2%
                                              ========        =========     ==========   =========   =========

Cumulative Excess
  (Deficiency)                                $(13,593)       $ (53,823)       $14,306   $  28,688   $  28,688
                                              ========        =========     ==========   =========   =========
Cumulative Excess
  (Deficiency) as a
  percentage of earning assets                    -6.7%           -26.6%           7.1%       14.2%       14.2%
                                              ========        =========     ==========   =========   =========

         As indicated in the preceding table, the negative gap in the 0-3 month and 3-12 month categories between rate sensitive assets and rate sensitive liabilities would allow the Company to reprice its liabilities faster than its assets in a falling rate environment which should have a positive effect on earnings. However, in an increasing interest rate environment, the Company may experience a decrease in earnings. The above table has been prepared based on principal payment due dates, contractual maturity dates or repricing intervals on variable rate instruments. With regard to mortgage-backed securities, the estimated prepayment date is used. Actual payments on mortgage-backed securities are received monthly and therefore should occur earlier than the contractual maturity date.

         Stockholders' equity at December 31, 1996, was $13.5 million or 6.3% of total assets compared to $11.0 million at December 31, 1995. The increase primarily reflects the net income earned during 1996. The following table sets forth the applicable required capital ratios for the Company and the Bank and the actual capital ratios for both entities as of December 31, 1996. See "ITEM 1. BUSINESS. - Supervision and Regulation."

                           LEVERAGE CAPITAL              TIER 1 CAPITAL            TOTAL RISK-BASED CAPITAL
                       ------------------------       --------------------         ------------------------
                       REGULATORY                     REGULATORY                   REGULATORY
                       MINIMUM         ACTUAL         MINIMUM        ACTUAL        MINIMUM           ACTUAL
                       ----------      ------         ----------     -------       ----------        ------
Company . . . .           3.0%        6.2%               4.0%        8.5%            8.0%             9.4%
Bank  . . . . .           3.0%        6.7%               4.0%        9.1%            8.0%            10.0%

FISCAL 1996 COMPARED WITH FISCAL 1995

         Total assets have grown $53.3 million or 33% since December 31, 1995 to a total of $215.7 million at December 31, 1996. The growth during 1996 has been funded by a $49.5 million increase in deposits, a $1.1 million increase in other borrowings, and net income of $2.6 million. Total deposits were $199.9 million at December 31, 1996.

         The Company continues to experience excellent loan demand as demonstrated by the growth in net loans of $42.7 million or 39% from December 31, 1995. The allowance for loan losses increased $410,000 or 39% from the level at December 31, 1995, for a total of $1.5 million or approximately 1% of total loans. The increase is primarily the result of growth in the loan portfolio and not because of a decline in asset quality. Management believes that the level in the allowance for loan losses is adequate at December 31, 1996. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. In addition, Professional Bank Services, an external bank consulting firm, performs a annual review of the loan portfolio to provide management an independent third party opinion regarding the adequacy of the allowance for loan losses. The Bank had no impaired or other loans accounted for on a non-accrual basis at December 31, 1996.

         Effective December 31, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Debt and Equity Securities" (SFAS 115). In accordance with this statement securities are classified as held-to-maturity, available-for-sale or trading. At December 31, 1996 and 1995, fair value of the securities classified as available-for-sale exceeded the adjusted cost of securities by $82,000 and $364,000, respectively, and as a result stockholders equity reflects an unrealized gain (net of taxes) of $51,000 and $226,000, respectively. In accordance with a special report issued by FASB in 1995 regarding SFAS 115, the Company reevaluated and transferred $9.5 million of securities from held-to-maturity to available-for-sale. See notes 1 and 3 of the Consolidated Financial Statements.

         Total securities, including mortgage-backed securities, increased $7.9 million or 22% during 1996. Property and equipment decreased $122,000 during 1996 due to no major capital expenditures. Accrued income receivable increased $238,000 in 1996 due to increases in the Bank's loan and securities portfolios. Stockholders' equity increased $2.5 million or 23% from December 31, 1995 primarily as a result of earnings of $2.6 million in 1996.

RESULTS OF OPERATIONS

         The Company had net income of $2.6 million in 1996 compared to $1.1 million in 1995. The Company's traditional banking business, which includes all activities carried on by the Company except mortgage banking, had income before taxes of $3.9 million in 1996, representing a 129% increase over the $1.7 million recorded in 1995. The Company's mortgage banking business realized income of $62,000 before taxes in 1996 as compared to a loss of $22,000 before taxes in 1995.

         Total interest income increased $4.7 million or 39% in 1996 as compared to 1995, while total interest expense increased $1.7 million or 28% in 1996 as compared to 1995. The increase in total interest income in attributable to an increase in average earning assets of $46.9 million or 37% in 1996. Average interest bearing liabilities increased $27.1 million or 21% in 1996. The Bank's "negative gap" position in the short term (one year or less) and an overall lower interest rate environment in 1996 as compared to 1995 resulted in an increase in net yield from 4.71% in 1995 to 5.18% in 1996. "Negative gap" is used to describe the interest rate risk position when a Bank's rate sensitive liabilities are repricing faster than rate sensitive assets.

         The provision for loan losses was $420,000 in 1996 compared to $320,000 in 1995. Provisions for loan losses have been necessary due to growth in the Bank's loan portfolio. In 1996, net charge-offs were $10,000 or less than .01% of average loans outstanding.

         Total other income of $1.8 million in 1996 increased $476,000 or 36% from 1995. The increase was attributed to an increase of $227,000 or 34% in service charges on deposit accounts directly related to the increase in deposit accounts and an increase of $48,000 or 10% in mortgage banking activities. The Company elected early adoption of Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights" (SFAS 122) in 1995. This contributed $106,000 and $117,000 to the increase in mortgage banking activities income in 1996 and 1995, respectively. Other service charges, commissions and fees increased $151,000 or 117% due to gains on the sale of SBA loans of $124,000.

         Total other expenses increased $1.1 million or 21% during 1996 as compared to 1995. Salaries and employee benefits increased $723,000 or 26% primarily due to additional personnel. The Bank had 101 full time equivalent employees at December 31, 1996 as compared to 81 a year earlier. Included in salaries and employee benefits are commissions related to the mortgage banking department and annuity sales of $146,000 in 1996 compared to $93,000 in 1995. FDIC and regulatory assessments decreased $97,000 or 59% from 1995 due to the lower FDIC assessment structure. Other expenses have increased as a result of the overall growth of the Bank.

FISCAL 1995 COMPARED WITH FISCAL 1994

FINANCIAL CONDITION

       Total assets have grown $48.8 million or 43% since December 31, 1994 to a total of $162.4 million at December 31, 1995. The growth during 1995 has been funded by $51.4 million increase in deposits, offset partially by $4.9 million decrease in other borrowings, and net income of $1.1 million. Total deposits were $150.4 million at December 31, 1995.

       The Company continues to experience excellent loan demand as demonstrated by the growth in net loans of $35.5 million or 48% from December 31, 1994. The allowance for loan losses increased $299,000 or 39% from the level at December 31, 1994, for a total of $1.1 million or approximately 1% of total loans. The increase is primarily the result of growth in the loan portfolio and not because of a decline in asset quality. Management believes that the level in the allowance for loan losses is adequate at December 31, 1995. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. In addition, Professional Bank Services, an external bank consulting firm, performs a annual review of the loan portfolio to provide management an independent third party opinion regarding the adequacy of the allowance for loan losses. Effective December 31, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 114 "Accounting for Impaired Loans". The effect of the adoption of this statement did not have significant impact on the Company's financial condition or results of operations. The Bank had no impaired or other loans accounted for on a non-accrual basis at December 31, 1995.

       Effective December 31, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Debt and Equity Securities" (SFAS 115). In accordance with this statement securities are classified as held-to-maturity, available-for-sale or trading. The adjusted cost of the securities classified as available-for sale exceeded the fair value by $451,000 at December 31, 1994. The net effect on stockholders' equity for the year ended December 31, 1994 was an unrealized loss of $280,000. At December 31, 1995, fair value of the securities classified as available-for-sale exceeded the adjusted cost of securities by $364,000 and as a result stockholders equity reflects an unrealized gain net of taxes of $226,000. In accordance with a special report issued by FASB in 1995 regarding SFAS 115, the Company reevaluated and transferred $9.5 million of securities from held-to-maturity to available-for-sale. See notes 1 and 3 to the Consolidated Financial Statements.

       Total securities, including mortgage-backed securities, increased $7.1 million or 24% during 1995. Property and equipment increased $916,000 during 1995 due to improvements and equipment for new facilities and the Bank's conversion to an in-house computer system. Accrued income receivable increased $383,000 in 1995 due to increases in the Bank's loan and securities portfolios. Stockholders' equity increased $1.6 million or 18% from December 31, 1994 primarily as a result of earnings of $1.1 million and the change in unrealized gain on securities available-for-sale of $505,000 in 1995.

RESULTS OF OPERATIONS

       The Company had net income of $1.1 million in 1995 compared to $737,000 in 1994. The Company's traditional banking business, which includes all activities carried on by the Company except mortgage banking, had income before taxes of $1.7 million in 1995, representing a 47% increase over the $1.1 million recorded in 1994. The Company's mortgage banking business realized income of $22,000 before taxes in 1995 as compared to a loss of $12,000 before taxes in 1994.

       Total interest income increased $4.7 million or 64% in 1995 as compared to 1994, while total interest expense increased $3.0 million or 96% in 1995 as compared to 1994. The increase in total interest income is attributable to an increase in average earning assets of $38.9 million or 44% in 1995. Average interest bearing liabilities increased $37.6 million or 50% in 1995. Due to an overall higher interest rate environment in 1995 as compared to 1994, interest bearing liabilities were repricing faster than earning assets, resulting in a decrease in net yield from 4.86% in 1994 to 4.71% in 1995. The Bank's growth helped offset the decrease in earnings due to the "negative gap" position in the short term (one year or less) in an increasing rate environment. "Negative gap" is used to describe the interest rate risk position when a Bank's rate sensitive liabilities are repricing faster than rate sensitive assets.

       The provision for loan losses was $320,000 in 1995 compared to $174,000 in 1994. Provisions for loan losses have been necessary due to growth in the Bank's loan portfolio. Net charge-offs were $20,000 in 1995.

       Total other income of $1.3 million in 1995 increased $238,000 or 22% from 1994. The increase was attributed to an increase of $209,000 or 45% in service charges on deposit accounts directly related to the increase in deposit accounts and an increase of $137,000 or 40% in mortgage banking activities. The Company elected early adoption of Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights" (SFAS 122) in 1995. This contributed $117,000 to the increase in mortgage banking activities income in 1995.

       Total other expenses increased $1.2 million or 29% during 1995 as compared to 1994. Salaries and employee benefits increased $693,000 or 33% primarily due to additional personnel. The Bank had 81 full time equivalent employees at December 31, 1995 as compared to 65 a year earlier. Included in salaries and employee benefits are commissions related to the mortgage banking department and annuity sales of $93,000 in 1995 compared to $97,000 in 1994. Occupancy, furniture and equipment costs have increased $349,000 or 44% during 1995 primarily due to the opening of two branches. Other expenses have increased as a result of the overall growth of the Bank.

ACCOUNTING PRONOUNCEMENTS

       In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for awards granted in fiscal years beginning after December 31, 1995. The standard defines a fair value-based method of measuring employee stock options or similar equity instruments. Under this method, compensation cost is measured at the option grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. In lieu of recording the value of such options, the Company has elected to continue to measure compensation cost during APB Opinion 25 and to provide pro-forma disclosures quantifying the difference between compensation cost included in reported net income and the related cost measured by such fair value-based method.

ITEM 7.  FINANCIAL STATEMENTS.

       The following financial statements are filed with this report:

       Independent Auditor's Report
       Consolidated Balance Sheets - December 31, 1996 and 1995
       Consolidated Statements of Income - Years ended December 31, 1996, 1995 and 1994
       Consolidated Statements of Changes in Stockholders' Equity - Years ended
          December 31, 1996, 1995 and 1994
       Consolidated Statements of Cash Flows - Years ended December 31, 1996,
          1995 and 1994
       Notes to Consolidated Financial Statements

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
Franklin Financial Corporation


We have audited the consolidated balance sheets of Franklin Financial Corporation and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Financial Corporation and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in notes 1 and 6 to the consolidated financial statements, the Company changed its method of accounting for mortgage servicing rights in 1995.




Heathcott & Mullaly, P.C.
Brentwood, Tennessee



March 13, 1997

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


ASSETS                                                                        1996                    1995
--------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                    $   8,271,546             7,970,931
Federal funds sold                                                               233,000               532,000
Interest-bearing deposits in financial
  institutions                                                                         -                93,237
Investment securities available-for-sale,
  at fair value                                                               18,990,048            18,393,681
Mortgage-backed securities available-for-sale,
  at fair value                                                               20,042,320            14,448,122
Investment securities held-to-maturity, fair value
  $3,841,500 in 1996 and $3,209,630 in 1995                                    3,761,639             3,194,849
Mortgage-backed securities held-to-maturity, fair
  value $1,437,750 in 1996 and $250,816 in 1995                                1,431,625               249,194
Loans held for sale                                                            3,979,922             1,422,801
Loans                                                                        153,474,281           110,407,424
Allowance for loan losses                                                     (1,471,904)           (1,061,609)
---------------------------------------------------------------------------------------------------------------

                   NET LOANS                                                 152,002,377           109,345,815
--------------------------------------------------------------------------------------------------------------
Premises and equipment                                                         4,682,471             4,804,361
Accrued income receivable                                                      1,548,864             1,311,205
Other assets                                                                     723,562               594,702
--------------------------------------------------------------------------------------------------------------

                   TOTAL ASSETS                                            $ 215,667,374           162,360,898
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------
DEPOSITS:
  Noninterest-bearing                                                      $  27,374,940            21,416,613
  Interest-bearing                                                           172,535,886           128,951,423
--------------------------------------------------------------------------------------------------------------

                   TOTAL DEPOSITS                                            199,910,826           150,368,036
--------------------------------------------------------------------------------------------------------------
Other borrowings                                                               1,050,000                     -
Accrued interest payable                                                         734,941               514,989
Other liabilities                                                                467,392               479,892
--------------------------------------------------------------------------------------------------------------

                   TOTAL LIABILITIES                                         202,163,159           151,362,917
--------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  Common stock, $2.50 par value. Authorized 5,000,000
    shares; issued 1,732,547 and 1,723,235 shares
    at December 31, 1996 and 1995, respectively                                4,331,368             4,308,088
  Additional paid-in capital                                                   5,253,987             5,161,989
  Unrealized gain on securities available-for-sale, net                           51,070               225,599
  Retained earnings                                                            3,867,790             1,302,305
--------------------------------------------------------------------------------------------------------------

                   TOTAL STOCKHOLDERS' EQUITY                                 13,504,215            10,997,981
--------------------------------------------------------------------------------------------------------------

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 215,667,374           162,360,898
==============================================================================================================

See accompanying notes to consolidated financial statements.

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                 1996            1995          1994
----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                                               $  14,112,610      9,775,019      5,881,261
  Taxable securities                                                           2,236,597      1,846,112      1,220,883
  Tax-exempt securities                                                          275,667        250,871        171,925
  Federal funds sold                                                              84,539        101,472         42,009
  Deposits in financial institutions                                                 427          6,361          6,045
----------------------------------------------------------------------------------------------------------------------
               TOTAL INTEREST INCOME                                          16,709,840     11,979,835      7,322,123
----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Certificates of deposit over $100,000                                        2,947,262      2,275,832        861,255
  Other deposits                                                               4,705,616      3,717,930      2,132,555
  Federal Home Loan Bank advances                                                  9,260         13,908         60,451
  Other borrowed funds                                                            68,447         15,821         14,696
----------------------------------------------------------------------------------------------------------------------

               TOTAL INTEREST EXPENSE                                          7,730,585      6,023,491      3,068,957
----------------------------------------------------------------------------------------------------------------------

               NET INTEREST INCOME                                             8,979,255      5,956,344      4,253,166
PROVISION FOR LOAN LOSSES                                                        420,000        320,000        174,000
----------------------------------------------------------------------------------------------------------------------
               NET INTEREST INCOME AFTER PROVISION
                 FOR LOAN LOSSES                                               8,559,255      5,636,344      4,079,166
----------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
  Service charges on deposit accounts                                            901,214        674,059        464,838
  Mortgage banking activities                                                    531,620        484,448        347,163
  Gain on sale of investment securities                                           88,933         38,602         82,370
  Other service charges, commissions and fees                                    279,769        128,750        193,977
----------------------------------------------------------------------------------------------------------------------

               TOTAL OTHER INCOME                                              1,801,536      1,325,859      1,088,348
----------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
  Salaries and employee benefits                                               3,521,772      2,799,031      2,106,372
  Occupancy                                                                      818,550        709,738        496,227
  Furniture and equipment                                                        553,734        435,406        299,731
  Communications and supplies                                                    290,761        269,515        190,572
  Advertising and marketing                                                      224,083        201,282        152,563
  FDIC and regulatory assessments                                                 67,387        164,142        165,889
  Other                                                                          882,518        697,669        689,310
----------------------------------------------------------------------------------------------------------------------

               TOTAL OTHER EXPENSES                                            6,358,805      5,276,783      4,100,664
----------------------------------------------------------------------------------------------------------------------

               INCOME BEFORE INCOME TAXES                                      4,001,986      1,685,420      1,066,850
INCOME TAXES                                                                   1,436,501        562,154        330,244
----------------------------------------------------------------------------------------------------------------------

               NET INCOME                                                  $   2,565,485      1,123,266        736,606
======================================================================================================================

NET INCOME PER SHARE                                                       $        1.34           0.61           0.45
======================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                                            1,912,473      1,853,134      1,619,700
======================================================================================================================

See accompanying notes to consolidated financial statements.

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                  COMMON
                                                                  STOCK        ADDITIONAL      RETAINED     UNREALIZED
                                                                $2.50 PAR       PAID-IN        EARNINGS    GAIN (LOSS)
                                                                  VALUE         CAPITAL       (DEFICIT)     SECURITIES
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                                     $ 3,084,138     3,083,820       (557,567)       199,800

Issuance of 487,901 shares of common stock                       1,219,752     2,065,189              -              -

Change in unrealized gain (loss) on
  available-for-sale securities                                          -             -              -       (479,493)

Net Income                                                               -             -        736,606              -
----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                                       4,303,890     5,149,009        179,039       (279,693)

Issuance of 1,679 shares of common stock                             4,198        12,980              -              -

Change in unrealized gain (loss) on
  available-for-sale securities                                          -             -              -        505,292

Net Income                                                               -             -      1,123,266              -
----------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1995                                       4,308,088     5,161,989      1,302,305        225,599

Issuance of 9,312 shares of common stock                            23,280        91,998              -              -

Change in unrealized gain (loss) on
  available-for-sale securities                                          -             -              -       (174,529)

Net Income                                                               -             -      2,565,485               -
-----------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1996                                     $ 4,331,368     5,253,987      3,867,790         51,070
======================================================================================================================


See accompanying notes to consolidated financial statements.

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                   1996            1995          1994
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                               $   2,565,485      1,123,266        736,606
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Depreciation and amortization                                               537,628        441,299        272,271
     Provision for loan losses                                                   420,000        320,000        174,000
     Deferred income taxes                                                       (34,548)        38,947        154,073
     Loans originated for sale                                               (25,152,056)   (20,388,580)   (18,436,123)
     Proceeds from sale of loans                                              25,755,653     20,387,929     17,716,240
     Gain on sale of investment securities                                       (88,933)       (38,602)       (82,370)
     Gain on sale of loans                                                      (124,390)        (6,740)       (34,283)
     Gain on sale of fixed assets                                                 (1,950)             -              -
     Increase in accrued interest receivable                                    (237,659)      (383,145)      (368,999)
     Increase  in interest payable                                               219,952        261,521        100,676
     Increase (decrease) in other liabilities                                    (12,500)       382,373        (15,332)
     Increase in other assets                                                    (30,258)      (279,256)      (452,929)
----------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED (USED) BY
            OPERATING ACTIVITIES                                               3,816,424      1,859,012       (236,170)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Increase) decrease in federal funds sold                                   299,000       (532,000)     1,545,000
     (Increase) decrease in interest-bearing deposits
       in financial institutions                                                  93,237        (93,237)        99,960
     Proceeds from sale of securities available-for-sale                       5,075,657      5,838,387      3,696,276
     Proceeds from maturities of securities available-for-sale                16,312,362      5,034,213      2,836,215
     Proceeds from maturities of securities held-to-maturity                   1,079,547      1,782,063      1,549,561
     Purchase of securities held-to-maturity                                  (2,832,353)      (914,982)   (10,431,377)
     Purchase of securities available-for-sale                               (27,800,476)   (18,048,945)   (10,426,901)
     Net increase in loans                                                   (46,112,890)   (35,855,245)   (20,673,313)
     Purchase of premises and equipment, net                                    (337,961)    (1,280,522)    (1,577,622)
----------------------------------------------------------------------------------------------------------------------

         NET CASH USED BY INVESTING ACTIVITIES                               (54,223,877)   (44,070,268)   (33,382,201)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in deposits                                                     49,542,790     51,410,905     27,665,381
     Increase (decrease) in other borrowings                                   1,050,000     (4,900,000)     3,900,000
     Net proceeds from issuance of common stock                                  115,278         17,178      3,284,941
----------------------------------------------------------------------------------------------------------------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                            50,708,068     46,528,083     34,850,322
----------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND DUE FROM BANKS                                          300,615      4,316,827      1,231,951

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                   7,970,931      3,654,104      2,422,153
----------------------------------------------------------------------------------------------------------------------

CASH AND DUE FROM BANKS AT END OF YEAR                                     $   8,271,546      7,970,931      3,654,104
----------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during year for income taxes                                $   1,422,279        307,442        239,592
     Cash paid during year for interest                                    $   7,510,633      5,761,970      2,968,281
======================================================================================================================


See accompanying notes to consolidated financial statements.

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies of Franklin Financial Corporation (the "Company") and Subsidiary conform to generally accepted accounting principles and to general practices within the banking industry. The Company was incorporated on December 27, 1988 for the purpose of becoming a bank holding company. The Company's subsidiary bank opened for business on December 1, 1989.

         CONSOLIDATED SUBSIDIARY

         The consolidated financial statements include the accounts of the Company's wholly-owned subsidiary, Franklin National Bank, Franklin, Tennessee (the "Bank") and its subsidiaries, Hometown Loan Company and Hometown Insurance Agency, Inc. Material intercompany transactions and balances have been eliminated.

         NATURE OF OPERATIONS

         Substantially all of the assets, liabilities, and operations presented in the consolidated financial statements are attributable to Franklin National Bank. The Bank provides a variety of banking services to individuals and businesses through its branches in Brentwood, Franklin, and Spring Hill, Tennessee. Its primary deposit products are demand deposits, savings deposits, and certificates of deposits, and its primary lending products are commercial business, real estate mortgage, and consumer loans.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         INVESTMENT AND MORTGAGE - BACKED SECURITIES

         Securities are classified into three categories: held to maturity, available for sale, and trading.

         Securities classified as held-to-maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. The Company has the positive intent and ability to hold these securities to maturity. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Trading securities are those held principally for the purpose of selling in the near future and are carried at fair value.

         Unrealized holding gains and losses for trading securities are included in earnings. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of shareholders' equity. Realized gains and losses for securities classified as either available-for-sale or held-to-maturity are reported in earnings based on the adjusted cost of the specific security sold.

         Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

         LOANS

         Loans are stated at the principal amount outstanding. Deferred loan fees and the allowance for loan losses are shown as reductions of loans. Loan origination and commitment fees in excess of certain related costs are being deferred and amortized as an adjustment of the related loan's yield, over the contractual life of the loan. Interest income on loans is computed based on the outstanding loan balance.

                FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         LOANS, CONTINUED

         Loans are generally placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

         The allowance for possible loan losses is maintained at a level which, in management's judgment is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. While management believes it has established the allowance for loan losses in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, collateral values, and future cash flows on impaired loans, it is reasonably possible that management's estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near term.

         FINANCIAL INSTRUMENTS

         All derivative financial instruments held or issued by the Company are held or issued for purposes other than trading.

         Financial futures. Interest-rate futures contracts are entered into by the Company as hedges against exposure to interest-rate risk and are not for speculation purposes. (Changes in the market value of interest-rate futures contracts are deferred while the contracts are open and subsequently amortized into interest income or expense over the maturity period of the hedged assets or liabilities after the contract closes.)

         Other off-balance sheet instruments. In the ordinary course of business the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, standby letters of credit, and mortgage loans sold subject to repurchase provisions. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

         MORTGAGE BANKING ACTIVITIES

         The Company originates and sells residential mortgage loans. Generally, such loans are sold at origination. Any loans held for sale are carried at the lower of cost or market value in the aggregate with respect to the entire portfolio.

         Effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 allows for the capitalization of servicing rights for purchased loans and in-house originations and provides uniform rules for evaluating and recording impairment of mortgage servicing rights. The Company's mortgage servicing rights are related to in- house originations serviced for others. The initial amount recorded as mortgage servicing rights is essentially the difference between the amount that can be realized when loans are sold, servicing released, as compared to loans sold servicing retained.

                FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         MORTGAGE BANKING ACTIVITIES, CONTINUED

         Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. For purposes of measuring impairment, the rights are stratified based on the following predominant risk characteristics of the underlying loans: loan type, interest rate, loan size, origination date, loan term and collateral location. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

         PREMISES AND EQUIPMENT

         Premises and equipment are stated at cost, less accumulated depreciated and amortization. Depreciation has been computed on straight-line and accelerated methods, based on the estimated useful lives of the respective asset.

         Leasehold improvements are being amortized over the lease term on a straight-line basis.

         INCOME TAXES

         The Company files a consolidated tax return with its subsidiary. Income taxes are allocated to members of the consolidated group on a separate return basis. Income taxes have been provided using the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes".

         EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of common shares outstanding during the period presented adjusted for the effect of outstanding stock options and warrants computed using the treasury stock method.

         STOCK-BASED COMPENSATION

         In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective for awards granted in fiscal years beginning after December 31, 1995. The standard defines a fair value-based method of measuring employee stock options or similar equity instruments. Under this method, compensation cost is measured at the option grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. In lieu of recording the value of such options, the Company has elected to continue to measure compensation cost using APB Opinion 25 and to provide pro-forma disclosures quantifying the difference between compensation cost included in reported net income and the related cost measured by such fair value-based method.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. These fair values are provided for disclosure purposes only and do not impact carrying values of financial statement amounts.

         Cash and Cash Equivalents - The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values, which includes cash and due from banks and federal funds sold.

         Interest-Bearing Deposits in Financial Institutions - The carrying amount for interest-bearing deposits in financial institutions approximate those assets' fair value.

                FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

         Securities (including mortgage-backed securities) - Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

         Reverse Repurchase Agreements - The carrying amounts of securities purchased under agreement to resell approximate their fair values.

         Loans Receivable - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

         Mortgage Servicing Rights - The fair value of mortgage servicing rights are estimated using discounted cash flows based on a current market interest rate.

         Defined Maturity Deposits - The fair value for defined maturity deposits, primarily certificates of deposit, is calculated by discounting future cash flows to their present value. Future cash flows, consisting of principal and interest payments, are discounted using rates offered on similar instruments based on the remaining maturity.

         Undefined Maturity Deposits - The fair value of undefined maturity deposits is equal to the carrying value and includes demand deposits, savings accounts, NOW accounts and money market deposit accounts.

         Other Borrowings - The carrying amounts of other borrowings approximate their fair values.

         Accrued Interest - The carrying amounts of accrued interest approximate their fair values.

         Off-Balance Sheet Instruments - Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

         RECLASSIFICATIONS

         Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

2        RESTRICTED CASH BALANCES

         The subsidiary Bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank against its deposit liabilities. Aggregate reserves of the subsidiary (in the form of cash and deposits with the Federal Reserve Bank) of approximately $1,092,000 were maintained to satisfy federal regulatory requirements at December 31, 1996.

                FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3        INVESTMENT AND MORTGAGE - BACKED SECURITIES

         The following tables reflect the amortized cost and estimated fair values of debt, equity and mortgage-backed securities held at December 31, 1996 and 1995. In addition gross unrealized gains and gross unrealized losses are disclosed as of December 31, 1996 and 1995.

                                                               1996
         ---------------------------------------------------------------------------------------------------------------
                                                                                GROSS           GROSS         ESTIMATED
                                                             AMORTIZED        UNREALIZED      UNREALIZED        FAIR
          AVAILABLE-FOR-SALE                                    COST             GAINS          LOSSES          VALUE
         ---------------------------------------------------------------------------------------------------------------

          U.S. Treasury obligations                       $  8,872,291           15,682           (6,068)      8,881,905
          Obligations of U.S. government agencies            4,503,597           35,649          (37,324)      4,501,922
          Obligations of state and political
            subdivisions                                     4,161,043          143,671          (27,537)      4,277,177
          Corporate notes                                      376,301           15,043            -             391,344
          Federal Home Loan Bank stock                         642,200            -                -             642,200
          Federal Reserve Bank stock                           295,500            -                -             295,500
         ---------------------------------------------------------------------------------------------------------------
          Investment securities                             18,850,932          210,045          (70,929)     18,990,048
          Mortgage-backed securities                        20,099,064          119,772         (176,516)     20,042,320
         ---------------------------------------------------------------------------------------------------------------
          TOTAL AVAILABLE-FOR-SALE                         $38,949,996          329,817         (247,445)     39,032,368
         ===============================================================================================================


         ===============================================================================================================
          HELD-TO-MATURITY
         ---------------------------------------------------------------------------------------------------------------
          Obligations of U.S. government agencies          $ 1,236,133           12,850             (426)      1,248,557
          Obligations of state and political
            subdivisions                                     2,495,717           88,875          (21,519)      2,563,073
          Corporate notes                                       29,789               81            -              29,870
         ---------------------------------------------------------------------------------------------------------------
          Investment securities                              3,761,639          101,806          (21,945)      3,841,500
          Mortgage-backed securities                         1,431,625            7,096             (971)      1,437,750
         ---------------------------------------------------------------------------------------------------------------
          Total held-to-maturity                           $ 5,193,264          108,902          (22,916)      5,279,250
         ===============================================================================================================


                                                                1995
         ---------------------------------------------------------------------------------------------------------------
                                                                                GROSS            GROSS          ESTIMATED
                                                              AMORTIZED       UNREALIZED       UNREALIZED         FAIR
          AVAILABLE-FOR-SALE                                    COST            GAINS            LOSSES           VALUE
         ---------------------------------------------------------------------------------------------------------------
          U.S. Treasury obligations                           $ 6,602,033        54,210            (212)       6,656,031
          Obligations of U.S. government agencies               5,522,808        65,174          (3,933)       5,584,049
          Obligations of state and political
            subdivisions                                        4,448,769       125,691         (13,772)       4,560,688
          Corporate notes                                         877,405        18,408                -         895,813
          Federal Home Loan Bank stock                            436,000             -                -         436,000
          Federal Reserve Bank stock                              261,100             -                -         261,100
         ---------------------------------------------------------------------------------------------------------------
          Investment securities                                18,148,115       263,483         (17,917)      18,393,681
          Mortgage-backed securities                           14,329,821       167,195         (48,894)      14,448,122
         ---------------------------------------------------------------------------------------------------------------
          TOTAL AVAILABLE-FOR-SALE                            $32,477,936       430,678         (66,811)      32,841,803
         ===============================================================================================================

                FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3        INVESTMENT AND MORTGAGE-BACKED SECURITIES, CONTINUED


                                                               1995
         ---------------------------------------------------------------------------------------------------------------
                                                                               GROSS             GROSS          ESTIMATED
                                                             AMORTIZED         UNREALIZED        UNREALIZED         FAIR
          HELD-TO-MATURITY                                   COST              GAINS             LOSSES           VALUE
         ---------------------------------------------------------------------------------------------------------------
          Obligations of U.S. government agencies          $ 1,039,752            1,568          (4,031)       1,037,289
          Obligations of state and political
            subdivisions                                     2,125,097           36,550         (19,306)       2,142,341
          Corporate notes                                       30,000            -               -               30,000
         ---------------------------------------------------------------------------------------------------------------
           Investment securities                             3,194,849           38,118         (23,337)       3,209,630
          Mortgage-backed securities                           249,194            2,112            (490)         250,816
         ---------------------------------------------------------------------------------------------------------------
          TOTAL HELD-TO-MATURITY                           $ 3,444,043           40,230         (23,827)       3,460,446
         ===============================================================================================================


         Proceeds from sale of securities available-for-sale during 1996 and 1995 amounted to $5,075,657 and $5,838,387 respectively. Gross gains of $90,077, $48,008, and $96,377 and gross losses of $1,144, $9,406, and $14,007 were realized on those sales in 1996, 1995 and 1994, respectively.

         The amortized cost and estimated fair value of debt securities at December 31, 1996, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.


                                                                  AVAILABLE-FOR-SALE                HELD-TO-MATURITY
         ---------------------------------------------------------------------------------------------------------------
                                                            AMORTIZED                       AMORTIZED
                                                               COST          FAIR VALUE        COST         FAIR VALUE
         ---------------------------------------------------------------------------------------------------------------
          Due in one year or less                            $ 4,104,155      4,110,339             -               -
          Due after one through five years                     6,347,989      6,345,927         527,646         528,910
          Due after five through ten years                     6,477,744      6,581,193       2,096,293       2,184,036
          Due after ten years                                    983,344      1,014,889       1,137,700       1,128,554
         ---------------------------------------------------------------------------------------------------------------
                                                              17,913,232     18,052,348       3,761,639       3,841,500
          Mortgage-backed securities                          20,099,064     20,042,320       1,431,625       1,437,750
         ---------------------------------------------------------------------------------------------------------------
                                                             $38,012,296     38,094,668       5,193,264       5,279,250
         ===============================================================================================================


         Fair value of securities is established by an independent pricing service as of the approximate dates indicated. Securities carried at approximately $41,241,100 and $26,825,000 at December 31, 1996 and 1995, respectively, were pledged to secure deposits and for other purposes.

         At December 31, 1996, the Company did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.

         As provided in a special report issued by the FASB in 1995 related to SFAS 115, the Company reassessed the appropriateness of the classification of securities held and transferred, at fair value, securities with a cost basis of $9,524,349 from held-to-maturity to available-for-sale in December, 1995. The unrealized gain at the date of transfer was $157,011, which resulted in an increase in stockholders' equity of $97,347, net of taxes on the date of transfer.

                FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


4        LOANS

         Loans at December 31, 1996 and 1995 are summarized as follows:


                                                                            1996                   1995
         ---------------------------------------------------------------------------------------------------------------
          Commercial, financial and agricultural                        $ 33,197,608             24,142,830
          Real estate - construction                                      23,307,147             13,072,592
          Real estate - mortgage                                          84,101,030             61,472,401
          Consumer                                                        13,230,250             12,016,261
         ---------------------------------------------------------------------------------------------------------------
                                                                         153,836,035            110,704,084
          Deferred loan fees                                                (361,754)              (296,660)
         ---------------------------------------------------------------------------------------------------------------
                  Total loans                                           $153,474,281            110,407,424
         ===============================================================================================================


         Direct and indirect loans to officers and directors during 1996 and 1995 are as follows:

                                                                       1996                   1995
         ---------------------------------------------------------------------------------------------------------------
          Balance at beginning of year                              $ 1,476,767              1,316,243
                  New loan disbursements                              1,012,936                662,695
                  Repayments                                            993,212                502,171
         ---------------------------------------------------------------------------------------------------------------
          Balance at end of year                                    $ 1,496,491              1,476,767
         ===============================================================================================================

         In addition, there were approximately $423,827 of undisbursed loan commitments to such parties at December 31, 1996.

5        SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

         Securities purchased under agreements to resell are treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired plus accrued interest. It is the Corporation's policy to obtain control or take possession of securities purchased under agreements to resell. The Company monitors the market value of the underlying securities which collateralize the related receivable on resell agreements, including accrued interest, and request additional collateral when deemed appropriate.
         Securities purchased under agreements to resell averaged approximately $240,437 during 1996, and there were no amounts outstanding at any month-end during 1996.

6        LOAN SERVICING

         The unpaid principal balances of mortgage loans serviced for others was approximately $16,964,000 and $10,135,000 at December 31, 1996 and 1995, respectively.

         Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $244,000 and $243,000 at December 31, 1996 and 1995, respectively.

         As discussed in note 1, the Company adopted SFAS 122 in 1995.
         Mortgage servicing rights of $106,289 and $117,158 were capitalized in 1996 and 1995, respectively. Amortization of servicing rights amounted to $42,914 and $17,166 during 1996 and 1995, respectively.
         At December 31, 1996 and 1995, the amortized costs approximates market value of mortgage servicing rights.

                FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


7        OTHER FINANCIAL INSTRUMENTS, COMMITMENTS AND CONTINGENCIES

         The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuation in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, mortgage loans sold subject to repurchase provisions and futures contracts. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments.

         The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and loans sold subject to certain repurchase provisions is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For futures contracts, the contract or notional amounts do not represent exposure to credit loss. The Company controls the risk of its futures contracts through credit approvals, limits, and monitoring procedures.

                                                                                                  Contract or
                                                                                                Notional Amount
                                                                                                ---------------
          Financial instruments whose contract amounts represent credit risk:
                  Commitments to extend credit                                                    $34,229,000
                  Credit card commitments                                                             177,000
                  Standby letters of credit                                                         4,261,000
                  Mortgage loans sold subject to repurchase provisions                              8,301,000

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

         Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

         In connection with its mortgage banking activities, the Bank may be required to repurchase certain loans sold in the event of non-performance by the borrower during the initial life of the loan. This period is normally no longer than 90 days.

         Futures contracts are contracts for delayed delivery of securities or money-market instruments in which the seller agrees to make delivery at a specified future date of a specified instrument at a specified price or yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates.

         The Bank uses financial futures contracts in connection with its asset/liability management program in managing interest rate exposure arising out of non-trading assets and liabilities. Short futures positions held in Treasury note contracts at December 31, 1996, were $2,000,000. No positions were held at, or during the year ended, December 31, 1995. Deferred gains of $3,000 at December 31, 1996, are included in other liabilities on the balance sheet.

                FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


7        OTHER FINANCIAL INSTRUMENTS, COMMITMENTS AND CONTINGENCIES, CONTINUED

         The Bank primarily serves customers located in the Tennessee counties of Williamson, Maury and Davidson. As such, the Bank's loans, commitments and stand-by letters of credit have been granted to customers in that area. Concentration of credit by type of loan is presented in Note 4.

         In the normal course of business, the Bank is involved in various legal proceedings. Management has concluded, based upon advice of counsel, that the result of these proceedings will not have a material effect on the Company's financial condition or results of operations.

8        ALLOWANCE FOR LOAN LOSSES

         Transactions in the allowance for loan losses were as follows:


                                                                             1996              1995               1994
         ---------------------------------------------------------------------------------------------------------------
         ---------------------------------------------------------------------------------------------------------------
          Balance at beginning of year                                  $1,061,609           762,177             584,845
          Provisions charged to operating expense                          420,000           320,000             174,000
          Loans charged off                                                (22,167)          (38,256)            ( 8,234)
          Recoveries on previously charged off loans                        12,462            17,688              11,566
         ---------------------------------------------------------------------------------------------------------------
          Balance at end of year                                        $1,471,904         1,061,609             762,177
         ===============================================================================================================


         At December 31, 1996 and 1995, the Bank had no loans that were specifically classified as impaired. The average balance of these loans amounted to $0 and $4,350 for the years ended December 31, 1996 and 1995, respectively. The allowance for loan losses related to impaired loans amounted to $0, at December 31, 1996 and 1995, respectively.

         No significant cash receipts were received during any of the three years ended December 31, 1996, relating to impaired loans.

9        PREMISES AND EQUIPMENT

         Premises and equipment at December 31, 1996 and 1995 are summarized as follows:

                                                                                              1996              1995
         ---------------------------------------------------------------------------------------------------------------
          Land                                                                               $  288,484         288,484
          Buildings                                                                             490,836         490,836
          Leasehold improvements - buildings                                                  2,941,628       2,818,748
          Furniture and equipment                                                             2,478,248       2,302,291
         ---------------------------------------------------------------------------------------------------------------
                                                                                              6,199,196       5,900,359
          Less accumulated depreciation and amortization                                      1,516,725       1,095,998
         ---------------------------------------------------------------------------------------------------------------
                                                                                             $4,682,471       4,804,361
         ===============================================================================================================



         Depreciation and amortization of premises and equipment amounted to $461,950, $364,136, and $234,016 in 1996, 1995 and 1994, respectively.

         The Williamson Square Branch property was purchased from the lessor on January 7, 1997, for $980,000. A draw was made against the line of credit discussed in Note 11 for $230,000 in connection with the purchase.

                FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


10       DEPOSITS

         A summary of deposits at December 31, 1996 and 1995 follows:

                                                                                              1996              1995
         ---------------------------------------------------------------------------------------------------------------
          Non-interest bearing demand                                                      $ 27,374,940     21,416,613
          Interest-bearing demand                                                            38,833,039     24,414,123
          Savings                                                                             6,850,965      6,894,794
          Certificates of deposit of $100,000 or more                                        66,248,032     42,456,005
          Other time                                                                         60,603,850     55,186,501
         ---------------------------------------------------------------------------------------------------------------
                                                                                           $199,910,826    150,368,036
         ===============================================================================================================


11       OTHER BORROWINGS

         The Company has a $5,000,000 line of credit established with a lending institution secured by all of the outstanding capital stock of Franklin National Bank. The balance outstanding on the line at December 31, 1996 was $1,050,000. Interest floats at the lending bank's base rate and is payable quarterly. Principal payments are required annually on January 31 of each year based on the outstanding principal balance. The Bank also has federal funds lines (or the equivalent thereof) with correspondent banks totaling approximately $8,500,000.

         On January 31, 1997, the line was increased to $6,000,000. Interest is set at the Bank's index rate and is payable quarterly. Principal is due at maturity on January 31, 1998.

         The Bank has a $4,824,000 line of credit with the Federal Home Loan Bank (FHLB) secured by a blanket pledge of 1-4 family residential mortgage loans. The arrangement is structured so that the carrying value of the loans pledged amounts to 150% of the principal balance of advances from the FHLB. All outstanding advances were paid in full as of December 31, 1996.

12       RELATED PARTY AND OTHER LEASES

         The Company has entered into agreements with the Chairman of the Board of the Company to lease certain banking facilities. Increases are made annually on property leased from the Chairman based on the increase in the Consumer Price Index during the previous year. All but one of the leases provide for a term of twenty years with three five year renewal options. The remaining lease provides for a term of six and one half years with four five year renewal options. All leases are accounted for as operating leases. Net rent expense paid to the Chairman amounted to $300,028 in 1996, $258,855 in 1995, and
         $252,000 in 1994.   Rent expense paid to unrelated parties amounted to
         $244,041 in 1996, $191,514 in 1995, and $102,429 in 1994.

         Minimum lease payments, exclusive of any increases related to the Consumer Price Index, are as follows:


                                                                       RELATED
                                                                        PARTY                 OTHERS            TOTAL
         ---------------------------------------------------------------------------------------------------------------
          1997                                                        $  306,681              123,254           429,935
          1998                                                           306,681              103,457           410,138
          1999                                                           306,681               84,328           391,009
          2000                                                           274,172               80,400           354,572
          2001                                                           241,664               80,400           322,064
          Future years                                                 1,802,411              261,300         2,063,711
         ---------------------------------------------------------------------------------------------------------------
              Total lease commitments                                 $3,238,290              733,139         3,971,429
         ===============================================================================================================


                FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




13       INCOME TAXES

         Income taxes (benefits) consist of the following:

                                                                             1996             1995               1994
         ---------------------------------------------------------------------------------------------------------------
          CURRENT:
                  Federal                                               $  1,222,898          426,128            149,076
                  State                                                      248,151           97,079             27,095
         ---------------------------------------------------------------------------------------------------------------
                           TOTAL CURRENT EXPENSE                           1,471,049          523,207            176,171
         ===============================================================================================================
          DEFERRED:
                  Federal                                                    (27,239)          32,736            130,950
                  State                                                       (7,309)           6,211             23,123
         ---------------------------------------------------------------------------------------------------------------
                           TOTAL DEFERRED EXPENSE                            (34,548)          38,947            154,073
         ===============================================================================================================
                           TOTAL INCOME TAXES (BENEFITS)                $  1,436,501          562,154            330,244
         ===============================================================================================================

         Net deferred income tax assets are included in other assets on the balance sheet. Significant temporary differences between tax and financial reporting that give rise to net deferred tax assets (liabilities) are as follows at December 31, 1996 and 1995:


                                                                                               1996              1995
         ---------------------------------------------------------------------------------------------------------------
          DEFERRED TAX ASSETS:
                 Allowance for loan losses                                                $   468,515           308,915
                 Deferred loan fees                                                              -               12,684
                      Other                                                                     3,860             1,726
         ---------------------------------------------------------------------------------------------------------------
                                     TOTAL DEFERRED TAX ASSETS                                472,375           323,325
         ---------------------------------------------------------------------------------------------------------------

          DEFERRED TAX LIABILITIES:
                  Mortgage servicing rights                                                   (62,079)          (37,997)
                  Accumulated deprecation                                                    (195,402)         (134,061)
                       FHLB stock dividends                                                   (35,136)          (19,937)
                  Unrealized gain on securities available-for-sale                            (31,301)         (138,270)
         ---------------------------------------------------------------------------------------------------------------
                                    TOTAL DEFERRED TAX LIABILITIES                           (323,918)         (330,265)
         ---------------------------------------------------------------------------------------------------------------
           NET DEFERRED TAX ASSETS                                                        $   148,457             6,940
         ===============================================================================================================



         A reconciliation of income tax benefits with the amount of income taxes computed by applying the federal statutory rate (34%) to pretax income follows:

                                                                             1996             1995             1994
         ---------------------------------------------------------------------------------------------------------------
          Tax expense at statutory rate                                  $1,360,675          573,042            362,729
          Increase (decrease) in taxes resulting from:
                  Tax-exempt income                                         (93,727)         (85,296)           (54,018)
                  State income taxes, net of federal tax benefit            158,956           68,171             33,038
                  Disallowed interest expense                                13,899             -                -
                  Other, net                                                 (3,302)           6,237            (11,505)
         ---------------------------------------------------------------------------------------------------------------
                            TOTAL INCOME TAXES (BENEFIT)                 $1,436,501          562,154            330,244
         ===============================================================================================================


                FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


14       STOCK BASED COMPENSATION PLANS

         Organizers of the Company received warrants in connection with the Company's initial public offering granting the holders thereof the option to purchase 147,144 shares of common stock at $5 per share. In addition, the Company has an Incentive Stock Option Plan which is described below.

         Incentive Stock Option Plan - On April 19, 1990, the Company's shareholders adopted an Incentive Stock Option Plan (the "Plan") authorizing up to 200,000 shares for employees who are contributing significantly to the management or operation of the business of the Company or its subsidiaries as determined by the Company's Board of Directors or the committee administering the Plan. The Plan provides for the grant of options at the discretion of the Board of Directors of the Company or a committee designated by the Board of Directors to administer the Plan. The option exercise price must be at least 100% (110% in the case of a holder of 10% or more of the Common Stock) of the fair market value of the stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Stock options granted pursuant to the Plan will expire on or before (1) the date which is the tenth anniversary of the date of the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company. In 1996, an amendment to the plan increased the number of shares available for grant to 550,000 shares and provides for the granting of non-qualified options to eligible employees.

         All options with the exception of 7,500 issued in 1996 which expire in five years, expire within ten years from the date of grant. As discussed in Note 1, the Company will continue to apply APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for either plan. Had compensation cost for the plans been determined based on the fair value at the grant date for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                      1996               1995
                                                                      ----               ----
          NET INCOME
             As reported                                           $2,565,485          1,123,266
             Pro forma                                              2,068,800          1,073,851
          EARNINGS PER SHARE
             As reported                                           $     1.34               0.61
             Pro forma                                                   1.08               0.58

         In calculating the pro forma disclosures, the fair value of the options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: expected dividend yield of 1 percent in 1996 and 0 percent in 1995, expected volatility of 28 percent in 1996 and 26 percent in 1995, risk free interest rate of 6.5 percent for all years; and expected lives of 9 and 7 years for 1996 and 1995, respectively. Pro forma disclosure is not required for 1994.

                FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


14       STOCK BASED COMPENSATION PLANS, CONTINUED

         A summary of the status of the Company's stock option plans and warrants for the three years ended December 31, 1996, and the changes during those years is presented below.

                                                            Options/                Average
                                                            Warrants               Exercise
                                                           Outstanding               Price
                                                          -----------              ---------
          Options outstanding at December 31, 1993           168,644                  5.47
          Options which became exercisable                    44,991                  6.48
          Options exercised                                      161                  5.50
          Options expired                                        820                  5.50
                                                          ----------                 -----

          Options outstanding at December 31, 1994           212,654                  5.68
          Options granted                                     13,000                 10.21
          Options exercised                                      457                  5.50
          Options expired                                        261                  5.50
                                                          ----------                 -----

          Options outstanding at December 31, 1995           224,936                  6.79
          Options granted                                    117,790                 12.39
          Options exercised                                    7,463                 10.99
                                                          ----------                 -----

          Options outstanding at December 31, 1996           335,263                 10.10
                                                          ==========                 =====

         The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1996 and 1995 is $5.27 and $3.80 per share, respectively.

         The following table summarizes information about the stock options and warrants outstanding under the Company's plans at December 31, 1996:


                                                                  Average
                   Exercise                Number                Remaining             Number
                    Price                Outstanding               Life              Exercisable
                    -----                -----------          ----------------       ------------
                     5.00                   154,644             3.07 years               154,644
                     5.25                     7,500             5.50 years                 7,500
                     5.50                    27,838             7.05 years                27,838
                     6.05                     9,791             2.13 years                 9,791


                     9.00                    13,500             7.94 years                13,500
                     9.90                     7,500             3.38 years                 7,500
                    12.00                   106,740             9.08 years               106,740
                    18.00                     7,750             9.51 years                 7,750

15       STOCKHOLDERS' EQUITY

         Substantial restrictions are placed on the Company's subsidiary with respect to payment of dividends without prior regulatory approval. The extent of dividends which may be paid by a national bank is generally limited to net profits for any given year combined with the retained net profits of the two preceding years. The Company's line of credit (discussed in Note 11) restricts the payment of cash dividends until December, 1996. Thereafter, cash dividends are restricted, under the credit arrangement, if the Bank's leverage capital ratio is less than 7%.

                FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


15       STOCKHOLDERS' EQUITY, CONTINUED

         The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to assets (as defined). Management believes, as of December 31, 1996 and 1995, that the Company and the Bank are in compliance with all capital adequacy requirements to which they are subject.

         To be categorized as well capitalized, minimum total risk-based, Tier I risk-based, Tier I leverage ratios must be maintained as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's category.

         Actual capital amounts and ratios at December 31, 1996, are as follows:

                                                                      To be well capitalized
                                            Required                  under prompt corrective
                                            Minimum                     action provisions                   Actual
                                --------------------------------    --------------------------     -------------------------
                                     Franklin         Franklin        Franklin       Franklin       Franklin      Franklin
                                     National        Financial        National      Financial       National      Financial
                                       Bank         Corporation         Bank       Corporation        Bank       Corporation
                                --------------------------------    --------------------------     -------------------------
          AMOUNT:
           Tier I to total
              assets                 $ 7,440,200      7,440,840       9,300,250      9,301,050      14,435,991     13,453,145
           Tier I to risk-
              weighted assets        $ 6,358,360      6,359,680       9,537,540      9,539,520      14,435,991     13,453,145
           Total capital to risk-
             weighted assets         $12,716,720     12,719,360      15,895,900     15,899,200      15,907,895     14,925,049
          RATIOS:
           Tier I to total
              assets                        4.00%          4.00%           5.00%          5.00%           6.69%          6.24%
           Tier I to risk-
             weighted assets                4.00%          4.00%           6.00%          6.00%           9.08%          8.46%
           Total capital to risk-
              weighted assets               8.00%          8.00%          10.00%         10.00%          10.01%          9.39%

                FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


16       EMPLOYEE BENEFITS

         The Company has a 401(k) savings plan for all employees who have completed ninety days of service and are eighteen years of age or more. The Company generally matches fifty percent of employee contributions to the plan up to a maximum of three percent of gross wages. The Company's contributions to the plan are included in salaries and employee benefits on the consolidated statements of income and amounted to $45,249, $33,379, and $31,920, in 1996, 1995 and 1994 respectively.

17       FAIR VALUES OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments are as follows at December 31, 1996 and 1995:

                                                            1996                                       1995
         ---------------------------------------------------------------------------------------------------------------
                                                       CARRYING             FAIR               CARRYING           FAIR
                                                        AMOUNT              VALUE               AMOUNT            VALUE
         ---------------------------------------------------------------------------------------------------------------
          Financial assets:
             Cash and due from banks                  $ 8,271,546          8,271,546           7,970,931        7,970,931
             Federal funds sold                           233,000            233,000             532,000          532,000
             Interest-bearing deposits in
                financial institutions                      -                  -                  93,237           93,237
             Securities available-for-sale             39,032,368         39,032,368          32,841,803       32,841,803
             Securities held-to-maturity                5,193,264          5,279,250           3,444,043        3,460,446
             Loans                                    157,454,203        156,015,276         111,830,225      110,920,807
             Mortgage servicing rights                    163,367            163,367              99,992           99,992
             Accrued interest receivable                1,548,864          1,548,864           1,311,205        1,311,205


                                                                1996                                  1995
         ---------------------------------------------------------------------------------------------------------------
                                                    CARRYING             FAIR              CARRYING            FAIR
                                                     AMOUNT              VALUE              AMOUNT             VALUE
         ---------------------------------------------------------------------------------------------------------------
          Financial liabilities:
             Deposits with defined maturities      126,851,882        126,853,049         97,642,506        97,750,640
             Deposits with undefined
                maturities                          73,058,944         73,058,944         52,725,530        52,725,530
             Other borrowings                        1,050,000          1,050,000                  -                 -
             Accrued interest payable                  734,941            734,941            514,989           514,989

         The carrying amounts in the preceding table are included in the statement of financial condition under the applicable captions.

                FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


19       PARENT COMPANY ONLY FINANCIAL INFORMATION


         CONDENSED BALANCE SHEETS
              ASSETS
         ---------------------------------------------------------------------------------------------------------------
          DECEMBER 31                                                                       1996                1995
         ---------------------------------------------------------------------------------------------------------------
          Cash                                                                           $    72,487            184,074
          Investment in subsidiary                                                        14,487,059         10,648,990
          Other                                                                              344,851            389,573
         ---------------------------------------------------------------------------------------------------------------
                 TOTAL ASSETS                                                            $14,904,397         11,222,637
         ===============================================================================================================

              LIABILITIES AND STOCKHOLDERS' EQUITY
         ---------------------------------------------------------------------------------------------------------------
          LIABILITIES                                                                    $ 1,400,182            224,656
          STOCKHOLDERS' EQUITY                                                            13,504,215         10,997,981
         ---------------------------------------------------------------------------------------------------------------
                TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                $14,904,397         11,222,637
         ===============================================================================================================


         CONDENSED STATEMENTS OF INCOME
         ---------------------------------------------------------------------------------------------------------------
          YEARS ENDED DECEMBER 31                                            1996             1995                 1994
         ---------------------------------------------------------------------------------------------------------------
          INCOME:
                Management fees                                         $   72,000            68,000             48,000
                Interest income                                              6,379            11,726              9,822
         ---------------------------------------------------------------------------------------------------------------
                  TOTAL INCOME                                              78,379            79,726             57,822
         ===============================================================================================================
          EXPENSES:
                Interest expense                                            32,335             -                   -
                Salaries and employee benefits                              34,868            33,026               -
                Amortization of organizational costs                         -                 -                 19,227
                Other                                                       82,495            60,355             65,863
         ---------------------------------------------------------------------------------------------------------------
                  TOTAL EXPENSES                                           149,698            93,381             85,090
         ===============================================================================================================
                  LOSS BEFORE INCOME TAXES AND EQUITY IN
                  UNDISTRIBUTED EARNINGS OF SUBSIDIARY                     (71,319)          (13,655)           (27,268)
          INCOME TAX BENEFITS                                               24,207             4,916             -
         ---------------------------------------------------------------------------------------------------------------
                 LOSS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF
                 SUBSIDIARY                                                (47,112)           (8,739)           (27,268)
          EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY                 2,612,597         1,132,005            763,874
         ---------------------------------------------------------------------------------------------------------------
                NET INCOME                                              $2,565,485         1,123,266            736,606
         ===============================================================================================================


                FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



19       PARENT COMPANY ONLY FINANCIAL INFORMATION, CONTINUED




         CONDENSED STATEMENTS OF CASH FLOWS
         ---------------------------------------------------------------------------------------------------------------
          INCREASE (DECREASE) IN CASH:
          CASH FLOWS FROM OPERATING ACTIVITIES:
               NET INCOME                                                 $2,565,485         1,123,266           736,606
                  Adjustments to reconcile net income to net cash
                  provided (used) by operating activities:
                  Amortization of organizational costs                          -                 -               19,227
                  Equity in undistributed earnings of subsidiary          (2,612,597)       (1,132,005)         (763,874)
                  Deferred income taxes                                         -                 -               94,313
                  Decrease (increase) in other assets                         44,721          (215,992)         (107,894)
                  Increase in other liabilities                              125,526           211,076            13,580
         ---------------------------------------------------------------------------------------------------------------
               NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              123,135           (13,655)           (8,042)
         ---------------------------------------------------------------------------------------------------------------
          CASH FLOWS FROM FINANCING ACTIVITIES:
                  Net proceeds from issuance of common stock                 115,278            17,178         3,284,941
                  Purchase of subsidiary stock                            (1,400,000)         (100,000)       (3,000,000)
                       Proceeds from borrowings                            1,050,000               -                -
         ---------------------------------------------------------------------------------------------------------------
               NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             (234,722)          (82,822)          284,941
         ---------------------------------------------------------------------------------------------------------------
          NET INCREASE (DECREASE) IN CASH                                   (111,587)          (96,477)          276,899

          CASH AT BEGINNING OF YEAR                                          184,074           280,551             3,652
         ---------------------------------------------------------------------------------------------------------------
          CASH AT END OF YEAR                                             $   72,487           184,074           280,551
         ===============================================================================================================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       There has been no occurrence requiring a response to this Item.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

       The directors and executive officers of the Company and the Bank are as follows:

                                                  POSITION                           POSITION
          NAME                                  WITH COMPANY                         WITH BANK
          ----                                  ------------                         ---------
   Joseph H. Bowman, IV                              --                       Executive Vice President
                                                                                   and Director

   James W. Cross, IV                                                                Director

   Richard E. Herrington                   President, Chief Executive        Chief Financial Officer
                                               Officer and Director                and Director

   Gordon E. Inman                         Chairman of the Board              Chairman of the Board

   J. Myers Jones, III                               --                     President, Chief Executive
                                                                               Officer and Director

   Charles R. Lanier                                Director                Executive Vice President
                                                                                   and Director

   George M. Miller                                  --                              Director

   D. Edward Moody                                   --                              Director

   Lisa Musgrove                                     --                          Vice President
                                                                                and Comptroller

   N. Houston Naron, Jr.                             --                              Director

   D. Wilson Overton                                Director                         Director

   Edward M. Richey                                 Director                         Director

   Edward P. Silva                                  Director                         Director

   Melody J. Smiley                                  --                              Director

   Richard D. White                                  --                              Director

       Each of the above directors of the Company (other than Mr. Lanier) has been a director of the Company since December 1988. Charles R. Lanier has been a director of the Company since August 1989. Each director of the Company serves for a term of one year and is elected at the Company's Annual Meeting of Shareholders. The Company's officers are appointed by its Board of Directors and hold office at the will of the Board. Bank directors serve for a term of one year and are elected at the Bank's Annual Meeting of Shareholders.

       JOSEPH H. BOWMAN, IV, age 49, has served as Executive Vice
President/Senior Loan Officer of the Bank since July 1991. From 1976 to 1991, Mr. Bowman served in various capacities with Sovran Bank (formerly Williamson County Bank), including most recently as Senior Vice President.

       JAMES W. CROSS, IV, age 33, has served as the President and owner of Century Construction Company, a developer and general contractor, since 1988. He is also president-elect of the Williamson County Chamber of Commerce. Mr. Cross has served as a director of the Bank since September 1994.

       RICHARD E. HERRINGTON, age 49, has served as President and Chief Executive Officer of the Company since December 1988 and of the Bank from May 1989 to July 1992. From 1985 to 1988, Mr. Herrington served as President of Security Information Systems, Inc., a subsidiary of Security Federal Savings and Loan, Nashville, Tennessee.

       GORDON E. INMAN, age 58, has served as Chairman of the Board of the Company since December 1988 and of the Bank since May 1989. In addition, Mr. Inman was the owner of Inman Realtors, a real estate brokerage firm, from 1979 to 1996.

       J. MYERS JONES, III, age 46, has served as President and Chief Executive Officer of the Bank since August 1992. From 1989 to 1992, Mr. Jones served as County Executive Officer of NationsBank of Tennessee, N.A. From 1988 to 1989, he served as Senior Credit Officer of Sovran Bank/Williamson County, and from 1986 to 1988, he served as Senior Credit Officer of Sovran Bank/Eastern.

       CHARLES R. LANIER, age 40, has served as Executive Vice President of the Bank since July 1989. Mr. Lanier served in various capacities with Sovran Bank (formerly Williamson County Bank) in Williamson County, Tennessee from 1978 to 1989, including most recently, Assistant Vice President for Commercial Lending.

       GEORGE M. MILLER, age 65, has served as President and Chief Executive Officer of the United Methodist Foundation for Christian Higher Education. From 1992 to 1995 he served as Executive Director of the Nashville Zoo. From 1972 to 1992 Mr. Miller served in various banking capacities, including most recently Senior Vice President at NationsBank. Mr. Miller has served as a director of the Bank since April 1996.

       D. EDWARD MOODY, age 76, has been the owner of Moody's Tire Company since 1944. Mr. Moody is also a Trustee of Belmont University in Nashville, Tennessee.

       LISA MUSGROVE, age 34, has served as Vice President and Comptroller of the Bank since July 1994. Ms. Musgrove served in various capacities with Tennessee National Bank from 1989 to 1994, including most recently, Vice President, Controller and Treasurer.

       N. HOUSTON NARON, JR., age 50, has served as principal and partner of Employee Benefit Services of Franklin, an employee benefits consulting firm, since 1994. From 1989 to 1994, Mr. Naron served as director of benefits of Nissan Motors USA, Inc., an auto manufacturer. Mr. Naron has served as a director of the Bank since September 1994.

       D. WILSON OVERTON, age 47, is a Certified Public Accountant and has been a shareholder and a director of Williams, Crosslin, Sparks & Vaden, P.C. since September 1996. From 1992 to September 1996, Mr. Overton was a shareholder in the regional accounting firm of Horne CPA Group, a professional association. From 1991 to 1992, Mr. Overton was a partner in the accounting firm of Yeary, Howell, Overton & Michie, CPA's. Form 1989 to 1991, Mr. Overton was the owner of D. Wilson Overton, CPA, and from 1984 to 1989, he was associated with the firm of Wilson, Work, Fossett & Greer, CPA's.

       EDWARD M. RICHEY, age 45, has been the owner and a director of Goodman, Inman & Richey, Inc., a Nutrisystem, Inc. weight loss center franchisee, since 1979, and served as its President from 1979 to 1986. In addition, Mr. Richey has served as President of Richey Insurance Service, Inc. since 1976.

       EDWARD P. SILVA, age 54, is an attorney-at-law who has been a partner in the law firm of Hartzog, Silva & Davies since 1974.

       MELODY J. SMILEY, age 44, is a Certified Public Accountant and has owned her local accounting practice since 1986.

       RICHARD D. WHITE, age 44, has been the Senior Pastor of the First Baptist Church of Franklin for the past 13 years. He also serves as the Chairman of the Board of Trustees of the Southern Baptist Theological Seminary in Louisville, Kentucky. Mr. White has served as a director of the Bank since April 1994.

       There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

       The Company is not subject to the requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

ITEM 10.  EXECUTIVE COMPENSATION.

       The following table provides certain summary information for the fiscal years ended December 31, 1996, 1995 and 1994 concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and the other executive officers of the Company who earned more than $100,000 during fiscal 1996 (together with the Chief Executive Officer, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                                                COMPENSATION
                                                                                ------------
                                                         ANNUAL COMPENSATION     NUMBER OF
          NAME AND                                       -------------------      OPTIONS          ALL OTHER
      PRINCIPAL POSITION                YEAR             SALARY         BONUS     AWARDED        COMPENSATION(1)
      ------------------                ----             ------         -----     -------        ---------------
      Gordon E. Inman . . . . . . .     1996            $158,363     $     --       51,250         $  21,415(2)
        Chairman of                     1995             154,500        3,000        7,500            18,238(3)
        the Board                       1994             150,000        9,517        9,791            18,790(4)

      Richard E. Herrington . . . .     1996            $110,917     $     --       15,000         $   5,458
        President and Chief             1995             106,421        2,000        2,500             2,117
        Executive Officer               1994              95,997        5,000        7,071             2,007

      J. Myers Jones  . . . . . . .     1996            $110,790     $     --       10,000         $   3,296
        Bank President                  1995             109,609        4,000          --              2,135
                                        1994             110,224        5,000        4,210             2,976

--------------------

(1) Except as set forth in Notes 2 and 3, all amounts included in "All Other Compensation" represent matching contributions under the Company's 401(k) plan.

(2) Includes $13,208 paid in 1996 to Mr. Inman in lieu of cafeteria plan benefits and $3,167 in matching contributions under the Company's 401(k) plan. Also includes the value of 280 shares of common stock granted to Mr. Inman as compensation for his service as a director of the Company and the Bank ($5,040).

(3) Includes $12,898 paid in 1995 to Mr. Inman in lieu of cafeteria plan benefits, $3,090 in matching contributions under the Company's 401(k) plan and a $2,250 auto allowance.

(4) Includes $12,317 paid in 1994 to Mr. Inman in lieu of cafeteria plan benefits, $4,223 in matching contributions under the Company's 401(k) plan and a $2,250 auto allowance.


        Although the directors of the Company did not receive any cash compensation for their service as directors in 1996, the Company issued 50 shares of common stock to each outside director of the Company as compensation for their service as directors of the Company during 1996. Gordon Inman and Richard Herrington received 250 shares of common stock and 150 shares of common stock, respectively, as compensation for their service as directors of the Company. The Bank's outside directors currently receive a fee of $400 per month. In addition, each director of the Bank (other than J. Myers Jones and Charles Inman) was issued 30 shares of common stock as compensation for their service as directors of the Bank during 1996. Mr. Jones and Charles Inman were issued 60 shares of common stock and 15 shares of common stock, respectively, as compensation for their service as directors of the Bank. Compensation to be paid to directors of the Company during fiscal 1997 has not yet been established by the Board.

EMPLOYMENT AGREEMENT

       The Company has entered into an employment agreement with Gordon E. Inman, pursuant to which Mr. Inman serves as Chairman of the Board. The employment agreement is for a term of five years, expiring on December 31, 1999, and provides for automatic renewal for a period of one additional year unless the Company gives prior written notice that the agreement shall not be so extended. The agreement provides for Mr. Inman to be paid an initial annual base salary of $150,000, with the amount of such base salary to be adjusted annually in accordance with changes in the Consumer Price Index. The agreement also provides for the annual grant of stock options to Mr. Inman in accordance with a predetermined formula. Such options are to be granted by the Board of Directors of the Company. The agreement also provides for Mr. Inman to receive an automobile, as well as health, disability and life insurance.

INCENTIVE STOCK OPTION PLAN

       On April 19, 1990, the Company's shareholders adopted an Incentive Stock Option Plan (the "Plan") for employees who are contributing significantly to the management or operation of the business of the Company or its subsidiaries as determined by the Company's Board of Directors or the committee administering the Plan. The Plan provides for the grant of incentive and non-qualified stock options to purchase up to 750,000 shares of Common Stock at the discretion of the Board of Directors of the Company or a committee designated by the Board of Directors to administer the Plan. The option exercise price of incentive stock options must be at least 100% (110% in the case of a holder of 10% or more of the Common Stock) of the fair market value of the stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Incentive stock options granted pursuant to the Plan will expire on or before (1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company.

       The following table provides certain information concerning individual grants of stock options made during the fiscal year ended December 31, 1996 to each of the Named Executive Officers.


                                                          OPTION GRANTS IN LAST FISCAL YEAR

                                                                   INDIVIDUAL GRANTS
                                                         ----------------------------------
                                                         % OF TOTAL OPTIONS
                                         OPTIONS            GRANTED TO            EXERCISE OR
                                         GRANTED        EMPLOYEES IN FISCAL       BASE PRICE      EXPIRATION
 NAME                                      (#)                  YEAR             ($ PER SHARE)       DATE
 ----                                    -------              --------           -------------     --------
 Gordon E. Inman . . . . . . . .         51,250                 43.5                 12.00          1/30/06
 Richard E. Herrington . . . . .         15,000                 12.7                 12.00          1/30/06
 J. Myers Jones  . . . . . . . .         10,000                  8.5                 12.00          1/30/06

   The following table presents information regarding the value of unexercised options and warrants held at December 31, 1996. No stock options or warrants were exercised by the Named Executive Officers and there were no SARs outstanding during fiscal 1996.

                                                  NUMBER OF
                                             UNEXERCISED OPTIONS                  VALUE OF UNEXERCISED
                                                  AT FY-END                       IN-THE-MONEY OPTIONS
                                                      (#)                              AT FY-END(1)
                                               -----------------                  --------------------
                                                 EXERCISABLE/                          EXERCISABLE/
 NAME                                            UNEXERCISABLE                        UNEXERCISABLE
 ----                                            -------------                        -------------
 Gordon E. Inman . . . . . . . . .               165,029(2)/0                         $2,317,198/$0

 Richard E. Herrington . . . . . .                31,808(3)/0                            406,297/$0

 J. Myers Jones  . . . . . . . . .                 14,210/0                              162,360/$0

------------------

   (1) Dollar values calculated by determining the difference between the estimated fair market value of the Company's Common Stock at December 31, 1996 ($21.50) and the exercise price of such warrants and options.

   (2) Includes 96,488 stock purchase warrants granted in connection with the Company's initial stock offering.

   (3) Includes 7,237 stock purchase warrants granted in connection with the Company's initial stock offering.



ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth certain information as of March 15, 1997 with respect to ownership of the outstanding Common Stock of the Company by (i) all persons known to the Company to own beneficially more than 5% of the outstanding shares of the Common Stock of the Company, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all executive officers and directors of the Company as a group.

                                                             AMOUNT AND NATURE OF                PERCENT OF
       BENEFICIAL OWNER                                      BENEFICIAL OWNERSHIP+           OUTSTANDING SHARES
       ----------------                                      ---------------------           ------------------
Joseph H. Bowman, IV (1)  . . . . . . . . . . . . . .               46,903                           2.6%
Richard E. Herrington (2) . . . . . . . . . . . . . .               66,675                           3.7
Gordon E. Inman (3) . . . . . . . . . . . . . . . . .              992,729                          50.7
J. Myers Jones (4)  . . . . . . . . . . . . . . . . .               38,590                           2.2
Charles R. Lanier (5) . . . . . . . . . . . . . . . .               19,996                           1.4
D. Wilson Overton (6) . . . . . . . . . . . . . . . .               18,712                           1.1
Edward M. Richey (7)  . . . . . . . . . . . . . . . .              279,613                          15.9
Edward P. Silva (8) . . . . . . . . . . . . . . . . .               17,124                           1.0
All executive officers and directors
  as a group (8 persons)  . . . . . . . . . . . . . .            1,480,342                          69.9

-------------------------

+ Except as otherwise indicated, each person named in this table possesses sole voting and investment power with respect to the shares beneficially owned by such person. "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes warrants and options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 1,736,308 shares outstanding, except for certain parties who hold presently exercisable warrants or options to purchase shares. The percentages for those parties who hold presently exercisable warrants or options are based upon the sum of 1,736,308 shares plus the number of shares subject to presently exercisable warrants or options held by them, as indicated in the following notes.

(1)      Includes 39,317 shares subject to presently exercisable stock options.

(2) Includes 7,237 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering and 44,571 shares subject to presently exercisable stock options. Also includes 407 shares held by the individual retirement account of Mr. Herrington's wife.

(3) Includes 96,488 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering and 125,041 shares subject to presently exercisable stock options. Mr. Inman's address is 215 Sturbridge Drive, Franklin, Tennessee 37064.

(4) Includes 24,210 shares subject to the presently exercisable stock options.

(5)      Includes 10,173 shares subject to presently exercisable stock options.

(6) Includes 4,824 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering.

(7) Includes 24,122 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering. Mr. Richey owns 215,352 shares individually, 2,300 shares are owned by his wife and 37,839 shares are owned by Richey Insurance Company, an entity owned by Mr. Richey. Mr. Richey's address is 6448 Worchester Drive, Nashville, Tennessee 37221.

(8) Includes 4,824 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering. Mr. Silva owns 12,443 shares individually, 4,000 shares are held by his wife's individual retirement account and 681 shares are held by Mr. Silva as custodian for his son.

       There are no arrangements known to the Company, the operation of which may at a subsequent date, result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       In January 1989, the organizers of the Company entered into an agreement with Gordon E. Inman, the Chairman of the Board of the Company and the Bank, to lease a two-story office building and property located adjacent to same. Since 1989, the Company and Mr. Inman entered into several addendums to the lease agreement providing for the lease of additional space in the building. The monthly rental on the office building is presently $19,586, with increases to be made on an annual basis based on any increase in the Consumer Price

Index ("CPI") during the previous year. The ground lease with respect to the property adjacent to the building requires that the Company pay a monthly rental of $552, with increases to be made on an annual basis based on the increase in the CPI the Bank entered into an agreement with Mr. Inman for the lease of office/warehouse space on Main Street in Franklin, Tennessee. The monthly rental on this facility is presently $5,418, with increases to be made on an annual basis based on any increase in the CPI during the previous year. Lease payments to Mr. Inman by the Company with respect to such properties totalled $300,000 during 1996 and $259,000 during 1995.

       Century Construction Company, a general contractor owned and controlled by James W. Cross, IV, a director of the Bank, served as general contractor in connection with the construction of the Bank's Williamson Square, Brentwood and Spring Hill branches, as well as the Bank's operations center, during 1996 and 1995. Payments by the Bank to Century Construction Company, which includes payment for services rendered by unrelated sub-contractors, totalled $22,572 in 1996 and $136,718 in 1995.

       The Bank had outstanding loans to certain of the Company's directors, executive officers, their associates and members of the immediate families of such directors and executive officers. These loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank and did not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-18 under the Securities Act of 1933 for the Registrant, Registration No. 33-27232-A (referred to as "S-18"), (ii) Amendment No. 1 to the Company's Registration Statement on Form S-18 (referred to as "S-18 Amendment"), (iii) the Annual Report on Form 10-K for the year ended December 31, 1989 for the Registrant (referred to as "1989 10-K"), (iv) the Annual Report on Form 10-K for the year ended December 31, 1990 for the Registrant (referred to as "1990 10-K"), (v) the Annual Report on Form 10-K for the year ended December 31, 1991 for the Registrant (referred to as "1991 10-K"), (vi) Amendment No. 1 on Form 10-KSB to the Annual Report on Form 10-KSB for the year ended December 31, 1993 for the Registrant (referred to as "1993 10-KSB"), (vii) the Registration Statement on Form S-2 (File No. 33-75678) of the Registrant (referred to as "S-2"), (viii) the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994 (referred to as "1994 10-QSB"), (ix) the Quarterly Report on Form 10-QSB, the quarter ended June 30, 1995 (referred to as "1995 10-QSB") or (x) the Annual Report on Form 10-KSB for the year ended December 31, 1995 (referred to as "1995 10-KSB"). The exhibit number corresponds to the exhibit number in the referenced document.

       Exhibit No.                           Description of Exhibit
       -----------                           ----------------------
           *3.1                             -   Charter dated December 27, 1988 (S-18).

           *3.2                             -   Amended and Restated Charter dated February 16, 1989 (S-18).

           *3.3                             -   By-Laws adopted December 30, 1988 (S-18).

          *10.1                             -   Lease Agreement dated January 5, 1989 among Steven G. Hall, Lawson H.
                                                Hardwick, III, Richard E. Herrington, Gordon E.

                                                Inman, D. Wilson Overton, Harold W. Pierce, Edward M. Richey and
                                                Edward P. Silva, and Gordon E. Inman for lease of offices at 230 Public
                                                Square, Franklin, Tennessee (S-18).

          *10.2                             -   Lease Agreement dated January 5, 1989 among Steven G. Hall, Lawson H.
                                                Hardwick, III, Richard E. Herrington, Gordon E. Inman, D. Wilson Overton,
                                                Harold W. Pierce, Edward M. Richey and Edward P. Silva, and Gordon E.
                                                Inman for lease of land at 216A and 216B East Main Street, Franklin,
                                                Tennessee (S-18).

          *10.3                             -   Demolition and Relocation Agreement dated January 5, 1989 among Steven G.
                                                Hall, Lawson H. Hardwick, III, Richard E. Herrington, Gordon E. Inman,
                                                D. Wilson Overton, Harold W. Pierce, Edward M. Richey and Edward P.
                                                Silva, and Gordon E. Inman (S-18).

          *10.8                             -   1990 Incentive Stock Option Plan of Registrant, (1989 10-K).

          *10.8.1                           -   Amendment No. 1 to 1990 Incentive Stock Option Plan (1995 10-KSB).

          *10.9                             -   Contract For Sale of Real Estate dated November 7, 1990 between Dominion
                                                Bank and Edward M. Richey regarding purchase of property at the intersection of Beasley Drive and Highway 31 South, Franklin, Tennessee
                                                (1990 10-K).

          *10.10                            -   Second Amendment to Lease Agreement dated December 3, 1990 between
                                                Gordon E. Inman and Franklin Financial Corporation for lease of additional office space in Franklin, Tennessee (1991 10-K).

          *10.11                            -   Option for Sale of Real Estate dated May 1, 1990 in connection with an office building located in Spring Hill, Tennessee (1991 10-K).

          *10.12.1                          -   Loan Agreement dated December 29, 1995 by and between the Registrant and
                                                First American National Bank (1995 10-KSB).

          *10.12.2                          -   Second Master Promissory Note and Loan Agreement Modification dated
                                                December 29, 1995 by and between the Registrant and First American
                                                National Bank.  (1995 10-KSB)

           10.12.3                          -   Third Loan Agreement Modification dated January 31, 1997 by and between the Registrant and First American National Bank.

           10.12.4                          -   Master Promissory Note dated January 31, 1997 from the Registrant to
                                                First American National Bank in the principal amount of $6,000,000.

          *10.13                            -   Third amendment to Lease Agreement dated December 3, 1990 between Gordon
                                                E. Inman and Franklin Financial Corporation for lease of additional office space in Franklin, Tennessee (S-2).

          *10.14                            -   Lease Agreement dated December 16, 1993 by and between Gordon E. Inman and Franklin National Bank for lease of operations center at 334 Main
                                                Street, Franklin, Tennessee (S-2).

          *10.14.1                          -   First Amendment to Lease Agreement dated January 16, 1996 by and between
                                                Gordon E. Inman and Franklin National Bank for lease of additional office space in operations center.  (1995 10-KSB)

          *10.15                            -   Lease Agreement dated August 16, 1993 between CNL Income Fund V, Ltd. and
                                                Franklin National Bank for lease of office space at the Williamson Square
                                                Center in Franklin, Tennessee (S-2).

          *10.16                            -   Agreement for Assignment of Lease, dated July 21, 1994, by and between
                                                First Union National Bank of Tennessee and Franklin National Bank
                                                regarding lease of property in Brentwood, Tennessee (1994 10-QSB).

          *10.17                            -   Employment Agreement dated January 17, 1995 by and between Franklin
                                                Financial Corporation and Gordon E. Inman (1995 10-QSB).

           *21.1                            -   Subsidiaries of the Registrant (1990 10-K, Exhibit 22.1).

            23.1                            -   Consent of Healthcott & Mullaly.

            27.1                            -   Financial Data Schedule (for SEC use only).

       (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

       Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FRANKLIN FINANCIAL CORPORATION


Date:  March 25, 1997              By: /S/ Richard E. Herrington
                                     -----------------------------------------
                                    Richard E. Herrington
                                    President and Chief Executive Officer
                                    (principal executive and financial officer)



Date:  March 25, 1997              By:/S/ Lisa Musgrove
                                     -----------------------------------------
                                    Lisa Musgrove
                                    (principal accounting officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

         Signature                                          Title                              Date
         ---------                                          -----                              ----
/S/ Richard E. Herrington                                 President, Chief                  March 25, 1997
-----------------------------------------                 Executive Officer
Richard E. Herrington                                     and Director


/S/ Gordon E. Inman                                       Chairman of                       March 25, 1997
-----------------------------------------                 the Board
Gordon E. Inman

/S/ Charles R. Lanier                                     Director                          March 25, 1997
-----------------------------------------
Charles R. Lanier

/S/ Wilson Overton                                        Director                          March 25, 1997
-----------------------------------------
D. Wilson Overton

                                                          Director                          March 25, 1997
-----------------------------------------
Edward M. Richey

/S/ Edward P. Silva                                       Director                          March 25, 1997
-----------------------------------------
Edward P. Silva


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

       An annual report and proxy materials will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB, and the Registrant will furnish copies of such material to the Commission when they are sent to security holders.

                                EXHIBIT INDEX




    Exhibit
    Number                            Description of Exhibit
   ---------                          ----------------------
   10.12.3                       Third Loan Agreement Modification dated January 31, 1997 by and between the Registrant and First American National Bank.

   10.12.4                       Master Promissory Note dated January 31, 1997 from the Registrant to First American
                                 National Bank in the principal amount of $6,000,000.

      23.1                       Consent of Heathcott & Mullaly

      27.1                       Financial Data Schedule (for SEC use only)