Form 10QSB
period 1997-03-31
FRANKLIN FINANCIAL CORP /TN/
filed 1997-05-15
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
     March 31, 1997                                            33-27232-A


                         FRANKLIN FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


Tennessee                                                     62-1376024
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

230 Public Square, Franklin, Tennessee                           37064
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code          (615)790-2265
                                                -------------------------------
Not applicable
--------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes      X             No
                            ----------             ---------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Common Stock, $2.50 Par Value                       1,736,308
      -----------------------------             ---------------------------
                 Class                          Outstanding at May 12, 1997

Transitional Small Business Disclosure Format (check one):

Yes        No    X
   ------     -------

                         PART I. - FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     (In Thousands)
                                                                             March 31,      December 31,
                             ASSETS                                            1997            1996
Cash and due from banks                                                    $   6,800           8,272
Federal funds sold                                                             2,122             233
Interest-bearing deposits in financial institutions                               -               -
Investment securities available-for-sale, at fair value                       23,635          18,990
Mortgage-backed securities available-for-sale, at fair value                  22,300          20,042
Investment securities held-to-maturity, market value $3,979,000
  at  March 31, 1997 and $3,842,000 December 31, 1996                          3,748           3,762
Mortgage-backed securities held-to-maturity, market value
  $1,122,000 at March 31, 1997 and $1,438,000
  at December 31, 1996                                                         1,310           1,432
Loans held for resale, at cost, which approximates market                      4,968           3,980
Loans - portfolio                                                            163,911         153,474
Allowance for loan losses                                                     (1,574)         (1,472)
----------------------------------------------------------------------------------------------------
                        Loans, net                                           162,337         152,002
----------------------------------------------------------------------------------------------------
Premises and equipment                                                         5,790           4,682
Accrued income receivable                                                      1,727           1,549
Other assets                                                                   1,233             723
----------------------------------------------------------------------------------------------------
                                                                           $ 235,970         215,667
----------------------------------------------------------------------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                                                   $  23,323          27,375
     Interest-bearing                                                        190,844         172,536
----------------------------------------------------------------------------------------------------
                          Total deposits                                     214,167         199,911
   Advances from Federal Home Loan Bank
      and other borrowings                                                     5,951           1,050
   Other liabilities                                                           1,792           1,202
----------------------------------------------------------------------------------------------------
                          Total liabilities                                  221,910         202,163
----------------------------------------------------------------------------------------------------
Stockholders' equity:
   Common stock, $2.50 par value. Authorized
   5,000,000 shares; issued 1,736,308 and 1,732,547
   at March 31, 1997 and December 31, 1996,
   respectively                                                                4,341           4,331
   Additional paid-in capital                                                  5,290           5,254
   Unrealized gain (loss) on securities available-for-sale                      (280)             51
   Retained earnings                                                           4,709           3,868
----------------------------------------------------------------------------------------------------
                          Total stockholders' equity                          14,060          13,504
----------------------------------------------------------------------------------------------------
                                                                            $235,970         215,667
----------------------------------------------------------------------------------------------------

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             (In thousands except for per share information)
                                                                             Three Months Ended
                                                                                  March 31,
                                                                      1997                      1996
                                                                      ----                      ----
Interest income:
   Loans, including fees                                            $  4,157                   3,012
   Investment securities, taxable                                        674                     516
   Investment securities, tax-exempt                                      73                      68
   Federal funds sold                                                     54                      31
   Deposits in financial institutions                                      -                       1
----------------------------------------------------------------------------------------------------
                     Total interest income                             4,958                   3,628
----------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                            2,305                   1,727
   Other borrowings                                                       53                       7
----------------------------------------------------------------------------------------------------
                     Total interest expense                            2,358                   1,734
----------------------------------------------------------------------------------------------------
                     Net interest income                               2,600                   1,894
Provision for loan losses                                                115                      95
----------------------------------------------------------------------------------------------------
                     Net interest income after
                     provision for loan losses                         2,485                   1,799
Other income:
   Service charges on deposit accounts                                   251                     193
   Mortgage banking activities                                           208                     106
   Other service charges, commissions and fees                            74                      27
   Gains on securities transactions                                        8                      30
----------------------------------------------------------------------------------------------------
                      Total other income                                 541                     356
----------------------------------------------------------------------------------------------------
Other expenses:
   Salaries and employee benefits                                        996                     809
   Occupancy expense                                                     343                     333
   Other operating expenses                                              365                     299
----------------------------------------------------------------------------------------------------
                      Total other expenses                             1,704                   1,441
----------------------------------------------------------------------------------------------------
                      Income before income taxes                       1,322                     714
Income taxes                                                             481                     250
----------------------------------------------------------------------------------------------------
                      NET INCOME                                    $    841                     464
----------------------------------------------------------------------------------------------------

NET INCOME PER COMMON
    AND COMMON EQUIVALENT SHARE:                                    $   0.43                    0.25
----------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE -
    ASSUMING FULL DILUTION:                                         $   0.43                    0.25
----------------------------------------------------------------------------------------------------

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  (In thousands)
                                                                                Three Months Ended
                                                                                     March 31,
Increase (decrease) in cash and due from banks                            1997                      1996
                                                                          ----                      ----
Cash flows from operating activities:
   Net income                                                            $   841                      464
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                           160                      125
     Provision for loan losses                                               115                       95
     Gain on sale of securities                                               (8)                     (30)
     Gain on sale of loans sold                                              (20)                       -
     Increase in accrued income receivable                                  (178)                     (88)
     Deferred income taxes                                                     -                        -
     (Increase) decrease in other assets                                    (321)                      19
     (Decrease) increase in other liabilities                                592                       (7)
---------------------------------------------------------------------------------------------------------
                   Net cash provided by operating activities               1,181                      578
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Increase in federal funds sold                                         (1,889)                  (1,013)
   Proceeds from maturities of securities available-for-sale               2,849                    3,518
   Proceeds from sale of securities available-for-sale                     1,421                    1,607
   Proceeds from maturities of securities held-to-maturity                   468                      434
   Purchases of securities available-for-sale                            (11,820)                  (6,714)
   Purchases of securities held-to-maturity                                 (235)                     (58)
   Loans originated for resale                                            (8,487)                  (4,875)
   Proceeds from sale of loans                                             8,580                    4,995
   Net increase in portfolio loans                                       (11,511)                 (12,822)
   Purchases of premises and equipment                                    (1,232)                     (94)
---------------------------------------------------------------------------------------------------------
                    Net cash used by investing activities                (21,856)                 (15,022)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities
   Net proceeds from sale of common stock                                     46                        2
   Increase in deposits                                                   14,256                   12,245
   Increase in other borrowings                                            4,901                        -
---------------------------------------------------------------------------------------------------------
                    Net cash provided by financing activities             19,203                   12,247
---------------------------------------------------------------------------------------------------------

                    Net decrease in cash                                  (1,472)                  (2,197)
Cash and due from banks at beginning of period                             8,272                    7,971
---------------------------------------------------------------------------------------------------------

Cash and due from banks at end of period                               $   6,800                    5,774
---------------------------------------------------------------------------------------------------------

Cash payments for interest                                             $   2,169                    1,737
Cash payments for income taxes                                         $     313                       99
---------------------------------------------------------------------------------------------------------

                         FRANKLIN FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Franklin National Bank (the "Bank") represents virtually all the assets of Franklin Financial Corporation (the "Company"). The Bank, located in Franklin, Tennessee, was opened in December of 1989 and continues to experience substantial growth. The Bank's first full service branch was opened in the second quarter of 1994 and a stock offering, which netted $3.3 million, was completed that same quarter. The Bank opened its second full service branch in January, 1995 and its third full service branch in April, 1995. The Bank has received approval and plans to open its fourth full service branch during the second quarter of 1997. In August, 1996 the Bank opened an insurance subsidiary, Hometown Insurance Agency. The agency is located in the Bank's Spring Hill facility.

FINANCIAL CONDITION

Total assets have grown $20.3 million since December 31, 1996, for a total of $236.0 million at March 31, 1997. The growth has been mostly funded by a $14.3 and $4.9 million increase in deposits and other borrowings, respectively.

The Bank continues to experience excellent loan demand as demonstrated by the 6.8% or $10.3 million growth in net loans since December 31, 1996, to $162.3 million at March 31, 1997. Securities available-for-sale increased $6.9 million or 17.6% while securities held-to-maturity decreased $136,000 or 2.6% during the three months ended March 31, 1997.

Premises and equipment increased by $1.1 million since December 31, 1996. The Company purchased its Williamson Square Branch in January 1997 for $980,000. The building was previously leased from an unrelated third party. Also in January, 1997, the Bank purchased a parcel of land in Fairview, Tennessee for $140,000 and plans to locate a full service branch facility on this property.

Accrued income receivable increased $178,000 or 3.8% since December 31, 1996. This increase is due to the combined increase of $17.1 million in loans and securities since December 31, 1996.

The allowance for loan losses increased $102,000 since December 31, 1996, for a total of $1,574,000 or approximately .93% of total loans. This increase is primarily additional provision for loan losses to allow for growth in the loan portfolio. Charge-offs were $13,000 during the first three months of 1997. Asset quality remains good and management believes that the allowance for loan losses is adequate at March 31, 1997. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. In addition, Professional Bankers Services, Inc., an external bank consulting firm, performs an annual review of the loan portfolio to provide management an independent third party opinion regarding the adequacy of the allowance for loan losses. The allowance is below the Bank's peer group average as a percentage of loans. However, this level is supported based on two significant facts: the Bank has no loans accounted for on a nonaccrual basis at March 31, 1997 and past due loans, at
 .17% of total loans, are substantially below the peer group average.

LIQUIDITY AND CAPITAL RESOURCES

Management continuously monitors the Bank's liquidity, but strives to maintain an asset/liability mix that provides the highest possible net interest margin without taking undue risk with regard to asset quality or liquidity.

Liquidity is at an adequate level with cash and due from banks of $6.8 million at March 31, 1997. Loans and securities scheduled to mature within one year exceed $100 million at March 31, 1997, which should provide further liquidity. In addition, approximately $46 million of securities are classified as available-for-sale to help meet liquidity needs should they arise. The Company has lines of credit of $6.0 million with lending institutions and the Bank is approved to borrow up to $4.0 million in funds from the Federal Home Loan Bank and $7.5 million in federal funds lines to assist with capital and liquidity needs. The Company has $1.5 million in borrowings against its line of credit and the Bank has no federal funds purchased outstanding at March 31, 1997. During March, 1997, the Bank entered into a $4.4 million repurchase agreement to further develop relationship with a customer. This is included in other borrowings. The Bank has approximately $31.2 million in brokered deposits at March 31, 1997 to help fund strong loan demand. The majority of these deposits are less than $100,000, but they are generally considered to be more volatile than the Bank's core deposit base.

Approximately $18.5 million in loan commitments are expected to be funded within the next six months. Furthermore, the Bank has approximately $22.7 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded.

Expenditures related to the full service branch in Fairview, Tennessee are expected to be approximately $350,000. During the second quarter of 1997, the Bank plans to enter into a lease agreement with Gordon E. Inman, Chairman of the Company, for a 9,000 square foot building which adjoins the Bank's main office building property. The Bank plans on housing its mortgage division, loan operations and credit department functions at this location. Expenditures relating to leasehold improvements are estimated at $100,000. Other than as set forth above, there are no known trends, commitments, or uncertainties that will result in the Company's liquidity increasing or decreasing in a material way.

The Company had a net decrease in cash and due from banks of $1.5 million during the three months ended March 31, 1997 as compared to a $2.2 million decrease for the same period in 1996. Cash provided by operating activities increased $600,000 during the first three months of 1997, as compared to the same period in 1996. This increase is partially due to an increase in net income of $377,000 for the three months ended March 31, 1997 as compared to the previous year.

Net cash used by investing activities increased $6.8 million during the first three months of 1997 compared to the same period in 1996. The net increase in portfolio loans used $1.3 million less funds for the three months ended March 31, 1997 as compared to the same period in 1996. Due to increases in the securities portfolio, investing activities required $6.1 million more use of funds during the three months March 31, 1997 as compared to the previous year. Although substantial cash flow has been required related to loans originated for resale, proceeds from the sale of such loans has served to fund the cash flow requirements.

Cash provided by financing activities increased $3.0 million during the first three months of 1997 as compared to the same period in 1996. The increase is attributable to a $4.9 million increase in other borrowings and a $2.0 million increase in deposits during the first three months of 1997 as compared to the same period in 1996.

Equity capital exceeds regulatory requirements at March 31, 1997, at 6.1% of total assets. The Company and Bank's minimum capital requirements and compliance with the same are shown in the following table.

                  LEVERAGE CAPITAL            TIER 1 CAPITAL          TOTAL RISK-BASED CAPITAL
                  ----------------            --------------          ------------------------

                REGULATORY                 REGULATORY                   REGULATORY
                 MINIMUM      ACTUAL         MINIMUM     ACTUAL          MINIMUM       ACTUAL
                ----------    ------       ----------    ------         ----------     ------
Company           3.0%         6.1%            4.0%       8.3%             8.0%         9.2%

Bank              3.0%         6.6%            4.0%       9.0%             8.0%         9.9%

The Company contributed $300,000 of additional capital to the Bank during the three months ended March 31, 1997. The capital was funded from a $250,000 draw against the Company's line of credit and cash on hand. The Company has announced a 2-for-1 stock split payable on May 21, 1997 to shareholders of record on May 1, 1997.

RESULTS OF OPERATIONS

The Company had net income of $841,000 in the first quarter and $1.8 million for the first three months of 1997 $464,000 for the same period in 1996. Net income for the first quarter ending March 31, 1997 increased $377,000 as compared to the same period in 1996. Increases in net interest income offset partially by expenses related to the overall growth of the Bank are the primary reasons for the increase in earnings for the three months ended March 31, 1997 as compared to the same period in 1996.

Total interest income increased $1.3 million or 36.7% in the three month period ended March 31, 1997 compared to the same periods in 1996. The increase in total interest income is primarily attributable to the similar increase in average earning assets for the first three months of 1997 compared to 1996. Total interest expense increased $624,000 or 36.0% in the first quarter as compared to the same period in 1996. Total interest-bearing deposits have increased 10.6% from December 31, 1996 and 40.0% from March 31, 1996. The increase in deposits is the primary reason for the increase in interest expense. Net interest income increased $706,000 or 37.3% during the first quarter of 1997 as compared to the prior year. Total earning assets increased 35.9% since March 31, 1996 and was the primary factor in the increase in net interest margin.

The provision for loan losses was $115,000 for the three months ended March 31, 1997 as compared to $95,000 for the same period in 1996. While the Bank's asset quality remains good, provisions for loan losses continue to be needed to allow for growth in the Bank's loan portfolio.

Total other income of $541,000 in the first quarter of 1997 is $185,000 or 34.2% more than one year earlier. The increase is partially attributed to an increase in service charges on deposit accounts as the Bank's deposit base continues to grow. Other factors contributing to this increase is a gain on sale of loans of $20,000 offset partially by $22,000 decrease in gains on securities transactions. Mortgage banking fees increased $102,000 or 96.2% for the three months ending March 31, 1997 as compared to the same period in 1996. The increase is primarily attributed to an increase in loans originated.

Total other expenses increased $263,000 or 18.3% during the first quarter of 1997 as compared to the same period in 1996. The increases are attributable to additional personnel and other incremental costs related to the overall growth of the Bank.

ACCOUNTING PRONOUNCEMENTS

The Company will adopt Statement of Financial Accounting Standards No. 128 "Earnings Per Share" for the year ended December 31, 1997. This accounting pronouncement requires the disclosure of basic and diluted earnings per share. The Company believes that, upon adoption, diluted earnings per share will approximate earnings per share as previously reported. Because the concept of basic earnings per share does not include the impact of common stock equivalents, such as preferred stock and stock options, basic earnings per share will be significantly higher than diluted earnings per share.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.  The following exhibits are filed with this report:

               Exhibit
               Number                 Description of Exhibit
               -------                ----------------------
                   27      -  Financial Data Schedule (for SEC use only)


           (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FRANKLIN FINANCIAL CORPORATION

Dated:    May 12, 1997             By: /s/ Richard E. Herrington
          ------------                 -------------------------
                                       Richard E. Herrington, Presidentand Chief
                                       Executive Officer (principal executive,
                                       financial and accounting officer)