Form 10QSB
period 1997-06-30
FRANKLIN FINANCIAL CORP /TN/
filed 1997-08-11
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                            Commission File Number:
     June 30, 1997                                    33-27232-A


                         FRANKLIN FINANCIAL CORPORATION
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


Tennessee                                                     62-1376024
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

230 Public Square, Franklin, Tennessee                               37064
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number, including area code                 (615)790-2265
                                               --------------------------------
Not applicable
-------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes X       No
                      ----       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, No Par Value                      3,484,616
         --------------------------             -----------------------------
                  Class                         Outstanding at August 8, 1997

Transitional Small Business Disclosure Format (check one):

Yes   No   X
    ----    ----

                        PART I. - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                           (In Thousands)
                                                                        June 30,  December 31,
                         ASSETS                                           1997       1996
Cash and due from banks                                                $  8,323      8,272
Federal funds sold                                                          590        233
Interest-bearing deposits in financial institutions                          --         --
Investment securities available-for-sale, at fair value                  23,803     18,990
Mortgage-backed securities available-for-sale, at fair value             25,486     20,042
Investment securities held-to-maturity, market value $3,574,000
  at  June 30, 1997 and $3,842,000 December 31, 1996                      3,448      3,762
Mortgage-backed securities held-to-maturity, market value
  $1,203,000 at June 30, 1997 and $1,438,000
  at December 31, 1996                                                    1,199      1,432
Loans held for resale, at cost, which approximates market                 5,617      3,980
Loans - portfolio                                                       176,492    153,474
Allowance for loan losses                                                (1,687)    (1,472)
------------------------------------------------------------------------------------------
                        Loans, net                                      174,805    152,002
------------------------------------------------------------------------------------------
Premises and equipment                                                    5,811      4,682
Accrued income receivable                                                 1,831      1,549
Other assets                                                              1,023        723
------------------------------------------------------------------------------------------
                                                                       $251,936    215,667
------------------------------------------------------------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                                               $ 25,136     27,375
     Interest-bearing                                                   201,387    172,536
------------------------------------------------------------------------------------------
                          Total deposits                                226,523    199,911
   Advances from Federal Home Loan Bank
      and other borrowings                                                8,632      1,050
   Other liabilities                                                      1,368      1,202
------------------------------------------------------------------------------------------
                          Total liabilities                             236,523    202,163
------------------------------------------------------------------------------------------
Stockholders' equity:
   Common stock, No par value. Authorized
   10,000,000 shares; issued 3,484,116 and 3,465,094
   at June 30, 1997 and December 31, 1996,
   respectively                                                           9,699      9,585
   Unrealized gain (loss) on securities available-for-sale                   88         51
   Retained earnings                                                      5,626      3,868
------------------------------------------------------------------------------------------
                          Total stockholders' equity                     15,413     13,504
------------------------------------------------------------------------------------------
                                                                       $251,936    215,667
------------------------------------------------------------------------------------------

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                       (In thousands except for per share information)
                                                           Three Months Ended    Six Months Ended
                                                                June 30,            June 30,
Interest income:                                            1997      1996       1997      1996
                                                           ------     -----      -----     -----
   Loans, including fees                                   $4,550     3,413      8,707     6,425
   Investment securities, taxable                             777       525      1,451     1,041
   Investment securities, tax-exempt                           74        70        147       138
   Federal funds sold                                          16        10         70        41
   Deposits in financial institutions                          --        --         --         1
------------------------------------------------------------------------------------------------
                     Total interest income                  5,417     4,018     10,375     7,646
------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                 2,442     1,804      4,747     3,531
   Other borrowings                                           164        17        217        24
------------------------------------------------------------------------------------------------
                     Total interest expense                 2,606     1,821      4,964     3,555
------------------------------------------------------------------------------------------------
                     Net interest income                    2,811     2,197      5,411     4,091
Provision for loan losses                                     135       125        250       220
------------------------------------------------------------------------------------------------
                     Net interest income after
                     provision for loan losses              2,676     2,072      5,161     3,871
Other income:
   Service charges on deposit accounts                        268       232        519       425
   Mortgage banking activities                                319        57        527       163
   Other service charges, commissions and fees                 75        78        149       105
   Gains on securities transactions                            12        13         20        43
------------------------------------------------------------------------------------------------
                      Total other income                      674       380      1,215       736
------------------------------------------------------------------------------------------------
Other expenses:
   Salaries and employee benefits                           1,105       837      2,101     1,646
   Occupancy expense                                          425       337        768       670
   Other operating expenses                                   377       366        742       665
------------------------------------------------------------------------------------------------
                      Total other expenses                  1,907     1,540      3,611     2,981
------------------------------------------------------------------------------------------------
                      Income before income taxes            1,443       912      2,765     1,626
Income taxes                                                  526       325      1,007       575
------------------------------------------------------------------------------------------------
                      NET INCOME                           $  917       587      1,758     1,051
------------------------------------------------------------------------------------------------

NET INCOME PER COMMON
    AND COMMON EQUIVALENT SHARE:                           $ 0.23      0.15       0.44      0.28
------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE -
    ASSUMING FULL DILUTION:                                $ 0.23      0.15       0.43      0.27
------------------------------------------------------------------------------------------------

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           (In thousands)
                                                                          Six Months Ended
                                                                              June 30,
Increase (decrease) in cash and due from banks                           1997           1996
                                                                       --------        ------
Cash flows from operating activities:
   Net income                                                          $  1,758         1,051
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                          332           295
     Provision for loan losses                                              250           220
     Gain on sale of securities                                             (20)          (43)
     Gain on sale of loans sold                                             (26)          (41)
     Increase in accrued income receivable                                 (282)         (112)
     Deferred income taxes                                                   --            --
     Increase in other assets                                              (353)          (53)
     (Decrease) increase in other liabilities                               166          (162)
---------------------------------------------------------------------------------------------
                   Net cash provided by operating activities              1,825         1,155
---------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Increase in federal funds sold                                          (357)          532
   Proceeds from maturities of securities available-for-sale              4,904         6,503
   Proceeds from sale of securities available-for-sale                    2,561         2,209
   Proceeds from maturities of securities held-to-maturity                  773           987
   Purchases of securities available-for-sale                           (17,674)      (10,030)
   Purchases of securities held-to-maturity                                (235)       (1,296)
   Loans originated for resale                                          (19,795)       (7,477)
   Proceeds from sale of loans                                           22,500         8,182
   Net increase in portfolio loans                                      (27,369)      (25,930)
   Purchases of premises and equipment                                   (1,390)         (272)
---------------------------------------------------------------------------------------------
                    Net cash used by investing activities               (36,082)      (26,592)
---------------------------------------------------------------------------------------------
Cash flows from financing activities
   Net proceeds from sale of common stock                                   114             4
   Increase in deposits                                                  26,612        24,298
   Increase in other borrowings                                           7,582         1,227
---------------------------------------------------------------------------------------------
                    Net cash provided by financing activities            34,308        25,529
---------------------------------------------------------------------------------------------

                    Net decrease in cash                                     51            92
Cash and due from banks at beginning of period                            8,272         7,971
---------------------------------------------------------------------------------------------

Cash and due from banks at end of period                               $  8,323         8,063
---------------------------------------------------------------------------------------------

Cash payments for interest                                             $  4,703         3,559
Cash payments for income taxes                                         $  1,204           671
---------------------------------------------------------------------------------------------

                         FRANKLIN FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Franklin National Bank (the "Bank") represents virtually all the assets of Franklin Financial Corporation (the "Company"). The Bank, located in Franklin, Tennessee, was opened in December of 1989 and continues to experience substantial growth. The Bank's first full service branch was opened in the second quarter of 1994 and a stock offering, which netted $3.3 million, was completed that same quarter. The Bank opened its second full service branch in January, 1995 and its third full service branch in April, 1995. The Bank opened its fourth full service branch during the second quarter of 1997. In August, 1996 the Bank opened an insurance subsidiary, Hometown Insurance Agency. The agency is located in the Bank's Spring Hill facility.

FINANCIAL CONDITION

Total assets have grown $36.3 million since December 31, 1996, for a total of $251.9 million at June 30, 1997. The growth has been mostly funded by a $26.6 and $6.8 million increase in deposits and other borrowings, respectively.

The Bank continues to experience excellent loan demand as demonstrated by the 15.0% or $22.8 million growth in net loans since December 31, 1996, to $174.8 million at June 30, 1997. Securities available-for-sale increased $10.3 million or 26.3% while securities held-to-maturity decreased $547,000 or 10.5% during the six months ended June 30, 1997.

Premises and equipment increased by $1.1 million since December 31, 1996. The Company purchased its Williamson Square Branch in January 1997 for $980,000. The building was previously leased from an unrelated third party. Also in January, 1997, the Bank purchased a parcel of land in Fairview, Tennessee for $140,000 and has located a full service branch facility on this property.

Accrued income receivable increased $282,000 or 18.2% since December 31, 1996. This increase is due to the combined increase of $31.9 million in loans and securities since December 31, 1996.

The allowance for loan losses increased $215,000 since December 31, 1996, for a total of $1,687,000 or approximately .93% of total loans. This increase is primarily additional provision for loan losses to allow for growth in the loan portfolio. Charge-offs were $35,000 during the first six months of 1997. Asset quality remains good and management believes that the allowance for loan losses is adequate at June 30, 1997. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. In addition, Professional Bankers Services, Inc., an external bank consulting firm, performs an annual review of the loan portfolio to provide management an independent third party opinion regarding the adequacy of the allowance for loan losses. The allowance is below the Bank's peer group average as a percentage of loans. However, this level is supported based on two significant facts: the Bank has no loans accounted for on a nonaccrual basis at June 30, 1997 and past due loans, at
 .14% of total loans, are substantially below the peer group average.

LIQUIDITY AND CAPITAL RESOURCES

Management continuously monitors the Bank's liquidity, but strives to maintain an asset/liability mix that provides the highest possible net interest margin without taking undue risk with regard to asset quality or liquidity.

Liquidity is at an adequate level with cash and due from banks of $8.3 million at June 30, 1997. Loans and securities scheduled to mature within one year exceed $101 million at June 30, 1997, which should provide further liquidity. In addition, approximately $49.3 million of securities are classified as available-for-sale to help meet liquidity needs should they arise. The Company has lines of credit of $6.0 million with lending institutions and the Bank is approved to borrow up to $5.0 million in funds from the Federal Home Loan Bank and $14.5 million in federal funds lines to assist with capital and liquidity needs. The Company has $2.1 million in borrowings against its line of credit and the Bank has no federal funds purchased outstanding at June 30, 1997. During March, 1997, the Bank entered into a $4.4 million repurchase agreement to further develop relationship with a customer. This is included in other borrowings. The Bank has approximately $37.4 million in brokered deposits at June 30, 1997 to help fund strong loan demand. The majority of these deposits are less than $100,000, but they are generally considered to be more volatile than the Bank's core deposit base.

Approximately $21.6 million in loan commitments are expected to be funded within the next six months. Furthermore, the Bank has approximately $26.9 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded.

Expenditures related to the permanent facility of the full service branch in Fairview, Tennessee are expected to be approximately $250,000. During the second quarter of 1997, the Bank entered into a lease agreement with Gordon E. Inman, Chairman of the Company, for a 9,000 square foot building which adjoins the Bank's main office building property. The annual lease payments on this facility are approximately $108,000. This lease was entered into on terms no less favorable to the Bank than it could have obtained from a non-affiliated third party. The Bank plans on housing its mortgage division, loan operations and credit department functions at this location. Expenditures relating to leasehold improvements are estimated at $300,000. Other than as set forth above, there are no known trends, commitments, or uncertainties that will result in the Company's liquidity increasing or decreasing in a material way.

The Company had a net increase in cash and due from banks of $51,000 during the six months ended June 30, 1997 as compared to a $92,000 increase for the same period in 1996. Cash provided by operating activities increased $670,000 during the first six months of 1997, as compared to the same period in 1996. This increase is partially due to an increase in net income of $707,000 for the six months ended June 30, 1997 as compared to the previous year.

Net cash used by investing activities increased $9.4 million during the first six months of 1997 compared to the same period in 1996. The net increase in portfolio loans used $1.4 million more in funds for the six months ended June 30, 1997 as compared to the same period in 1996. Due to increases in the securities portfolio, investing activities required $8.0 million more use of funds during the six months June 30, 1997 as compared to the previous year. Although substantial cash flow has been required related to loans originated for resale, proceeds from the sale of such loans has served to fund the cash flow requirements.

Cash provided by financing activities increased $8.8 million during the first six months of 1997 as compared to the same period in 1996. The increase is attributable to a $6.4 million increase in other borrowings and a $2.3 million increase in deposits during the first six months of 1997 as compared to the same period in 1996.

Equity capital exceeds regulatory requirements at June 30, 1997, at 7.1% of average assets. The Company and Bank's minimum capital requirements and compliance with the same are shown in the following table.

                                   LEVERAGE CAPITAL                 TIER 1 CAPITAL            TOTAL RISK-BASED CAPITAL
                                   ----------------                 --------------            ------------------------
                                 REGULATORY                        REGULATORY                 REGULATORY
                                 MINIMUM    ACTUAL                 MINIMUM         ACTUAL     MINIMUM         ACTUAL
                                 -------    ------                 -------         ------     -------         ------
Company                             3.0%      6.3%                   4.0%           8.4%        8.0%          9.3%

Bank                                3.0%      7.1%                   4.0%           9.4%        8.0%         10.3%

The Company contributed $900,000 of additional capital to the Bank during the six months ended June 30, 1997. The capital was funded from a $850,000 draw against the Company's line of credit and cash on hand. The Company announced a 2-for-1 stock split which was payable on May 21, 1997 to shareholders of record on May 1, 1997. At the Annual Shareholder's meeting, the shareholder's approved the par value of the Company's common stock be changed from $2.50 per share to no par. They also approved authorized shares of the Company's common stock be increased from 5 to 10 million shares.

RESULTS OF OPERATIONS

The Company had net income of $917,000 in the second quarter and $1.8 million for the first six months of 1997 compared to net income of $587,000 and $1.1 million for the same periods in 1996, respectively. Net income for the second quarter and six months ending June 30, 1997 increased $330,000 and $707,000, respectively, as compared to the same periods in 1996. Increases in net interest income and mortgage banking fees offset partially by expenses related to the overall growth of the Bank are the primary reasons for the increase in earnings for the three and six months ended June 30, 1997 as compared to the same periods in 1996.

Total interest income increased $1.4 million or 34.8% in the three month period ended June 30, 1997 and $2.7 million or 35.7% for the first six months of 1997 compared to the same periods in 1996. The increase in total interest income is primarily attributable to the similar increase in average earning assets and an increase in prime rate for the first half of 1997 compared to 1996. Total interest expense increased $785,000 or 43.1% in the second quarter and $1.4 million or 39.6% in the first half of 1997 as compared to the same periods in 1996. Total interest-bearing liabilities have increased 21.0% from December 31, 1996 and 37.3% from June 30, 1996. The increases in deposits and other borrowings are the primary reasons for the increase in interest expense. Net interest income increased $614,000 or 27.9% during the second quarter of 1997 and $1.3 million or 32.3% in the first half of 1997 as compared to the prior year. Total earning assets increased 35.8% since June 30, 1996 and was the primary factor in the increase in net interest margin.

The provision for loan losses was $135,000 for the three months ended June 30, 1997 as compared to $125,000 for the same period in 1996. The year-to-date provision is $250,000 for the six months ended June 30, 1997 as compared to $220,000 for the same period in 1996. While the Bank's asset quality remains good, provisions for loan losses continue to be needed to allow for growth in the Bank's loan portfolio.

Total other income of $674,000 in the second quarter of 1997 is $294,000 or 77.4% more than one year earlier. The increase is primarily attributed to an increase in mortgage banking fees which is attributed to an increase in loans originated. Total other income of $1.2 million for the six months ended June 30, 1997 is $479,000 or 65.1% more than the same period in 1996. Mortgage banking fees increased $364,000 or 223% for the six months ended June 30, 1997 as compared to the same period in 1996. The increase in total other income for the first half of 1997 is also attributed to an increase in service charges on deposit accounts as the Bank's deposit base continues to grow.

Total other expenses increased $367,000 or 23.8% during the second quarter and $630,000 or 21.1% for the first half of 1997 as compared to the same periods in 1996. The increases are attributable to additional personnel and other incremental costs related to the overall growth of the Bank.

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

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 20, 1997, the Company held its 1997 Annual Meeting of Shareholders. At the meeting, the following persons were elected to serve on the Company's Board of Directors for a term of one year and until their successors are elected and have qualified: Richard E. Herrington , Gordon E. Inman, Charles R. Lanier, D. Wilson Overton, Edward M. Richey and Edward P. Silva. The number of votes cast for and against the election of each nominee for director was as follows:

     Director                              For                              Against
     --------                              ---                              -------
Richard E. Herrington                  1,405,269                                0

Gordon E. Inman                        1,405,269                                0

Charles R. Lanier                      1,405,269                                0

D. Wilson Overton                      1,405,269                                0

Edward M. Richey                       1,405,269                                0

Edward P. Silva                        1,405,269                                0

         An amendment was approved to the Company's Charter to (a) increase the number of authorized shares of common stock from 5,000,000 to 10,000,000 shares and (b) reduce the par value of the Company's common stock from the current par value of $2.50 per share to no par value per share. The number of votes cast for the amendment was 1,405,169 with 100 votes against.

         No other matters were presented or voted upon at the Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibits.  The following exhibits are filed with this report:

              Exhibit
               Number                  Description of Exhibit
               ------                  ----------------------
                 27                    - Financial Data Schedule (for SEC use only).


           (b) Reports on Form 8-K. A Form 8-K was filed during the quarter ended June 30, 1997.

                Form 8-K was filed on May 21, 1997 regarding change in certifying accountant from Heathcott & Mullaly, P.C. to Deloitte & Touche LLP.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FRANKLIN FINANCIAL CORPORATION

Dated:    August 8, 1997         By: /s/ Richard E. Herrington
          --------------             -------------------------
                                     Richard E. Herrington, President and Chief
                                     Executive Officer (principal executive,
                                     financial and accounting officer)