Form 10QSB
period 1997-09-30
FRANKLIN FINANCIAL CORP /TN/
filed 1997-11-14
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                        Commission File Number:
     September 30, 1997                                  33-27232-A

                         FRANKLIN FINANCIAL CORPORATION
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

Tennessee                                                 62-1376024
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

230 Public Square, Franklin, Tennessee                       37064
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code   (615)790-2265
                                                 ------------------------------
Not applicable
-------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    X           No
                    ------            --------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, No Par Value                 3,492,882
         --------------------------       --------------------------------
                    Class                 Outstanding at November 10, 1997

Transitional Small Business Disclosure Format (check one):

Yes            No       X
   ----------     ----------

                        PART I. - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                                            (In Thousands)
                                                                   September 30,      December 31,
                             ASSETS                                    1997               1996
Cash and due from banks                                              $   9,662           8,272
Federal funds sold                                                       4,307             233
Investment securities available-for-sale, at fair value                 26,308          18,990
Mortgage-backed securities available-for-sale, at fair value            28,111          20,042
Investment securities held-to-maturity, market value $3,892,000
  at September 30, 1997 and $3,842,000 December 31, 1996                 3,739           3,762
Mortgage-backed securities held-to-maturity, market value
  $912,000 at September 30, 1997 and $1,438,000
  at December 31, 1996                                                     909           1,432
Loans held for resale, at cost, which approximates market                5,672           3,980
Loans - portfolio                                                      184,638         153,474
Allowance for loan losses                                               (1,777)         (1,472)
----------------------------------------------------------------------------------------------
                 Loans, net                                            182,861         152,002
----------------------------------------------------------------------------------------------
Premises and equipment                                                   6,259           4,682
Accrued income receivable                                                1,893           1,549
Other assets                                                               964             723
----------------------------------------------------------------------------------------------
                                                                     $ 270,685         215,667
----------------------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
     Noninterest-bearing                                             $  30,234          27,375
     Interest-bearing                                                  215,021         172,536
----------------------------------------------------------------------------------------------
                          Total deposits                               245,255         199,911
   Advances from Federal Home Loan Bank
      and other borrowings                                               7,452           1,050
   Other liabilities                                                     1,363           1,202
----------------------------------------------------------------------------------------------
                          Total liabilities                            254,070         202,163
----------------------------------------------------------------------------------------------
Stockholders' equity:
   Common stock, No par value. Authorized
   10,000,000 shares; issued 3,492,882 and 3,465,094
   at September 30, 1997 and December 31, 1996,
   respectively                                                          9,774           9,585
   Unrealized gain on securities available-for-sale                        207              51
   Retained earnings                                                     6,634           3,868
----------------------------------------------------------------------------------------------
                          Total stockholders' equity                    16,615          13,504
----------------------------------------------------------------------------------------------
                                                                     $ 270,685         215,667
----------------------------------------------------------------------------------------------


                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                (In thousands except for per share information)
                                                     Three Months Ended       Nine Months Ended
                                                        September 30,            September 30,
Interest income:                                       1997        1996       1997        1996
                                                       ----        ----       ----        ----
   Loans, including fees                              $4,971      3,715      13,678      10,140
   Investment securities, taxable                        854        577       2,305       1,618
   Investment securities, tax-exempt                      74         67         221         205
   Federal funds sold                                     71         17         141          58
   Deposits in financial institutions                     --         --          --           1
-----------------------------------------------------------------------------------------------
                     Total interest income             5,970      4,376      16,345      12,022
-----------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                            2,823      1,999       7,570       5,530
   Other borrowings                                      136         22         353          46
-----------------------------------------------------------------------------------------------
                     Total interest expense            2,959      2,021       7,923       5,576
-----------------------------------------------------------------------------------------------
                     Net interest income               3,011      2,355       8,422       6,446
Provision for loan losses                                 85         70         335         290
-----------------------------------------------------------------------------------------------
                     Net interest income after
                     provision for loan losses         2,926      2,285       8,087       6,156
Other income:
   Service charges on deposit accounts                   268        226         787         651
   Mortgage banking activities                           257        174         784         337
   Other service charges, commissions and fees           117         25         266         130
   Gains on securities transactions                       20         13          40          56
-----------------------------------------------------------------------------------------------
                      Total other income                 662        438       1,877       1,174
-----------------------------------------------------------------------------------------------
Other expenses:
   Salaries and employee benefits                      1,116        889       3,217       2,535
   Occupancy expense                                     425        346       1,193       1,016
   Other operating expenses                              454        378       1,196       1,043
-----------------------------------------------------------------------------------------------
                      Total other expenses             1,995      1,613       5,606       4,594
-----------------------------------------------------------------------------------------------
                      Income before income taxes       1,593      1,110       4,358       2,736
Income taxes                                             585        403       1,592         978
-----------------------------------------------------------------------------------------------
                      NET INCOME                       1,008        707       2,766       1,758
-----------------------------------------------------------------------------------------------
NET INCOME PER COMMON
    AND COMMON EQUIVALENT SHARE:                      $ 0.24       0.18        0.68        0.46
-----------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE -
    ASSUMING FULL DILUTION:                           $ 0.24       0.18        0.67        0.46
-----------------------------------------------------------------------------------------------



                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        (In thousands)
                                                                      Nine Months Ended
                                                                         September 30,

Increase (decrease) in cash and due from banks                        1997           1996
                                                                      ----           ----
Cash flows from operating activities:
   Net income                                                      $  2,766         1,758
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                      495           435
     Provision for loan losses                                          335           290
     Gain on sale of securities                                         (40)          (56)
     Gain on sale of loans sold                                         (55)          (71)
     Increase in accrued income receivable                             (344)         (177)
     Increase in other assets                                          (385)          (13)
     (Decrease) increase in other liabilities                           161           (83)
-----------------------------------------------------------------------------------------
                   Net cash provided by operating activities          2,933         2,083
-----------------------------------------------------------------------------------------
Cash flows from investing activities:
   Increase in federal funds sold                                    (4,074)          532
   Proceeds from maturities of securities available-for-sale         14,709         8,635
   Proceeds from sale of securities available-for-sale                6,539         2,939
   Proceeds from maturities of securities held-to-maturity              810           834
   Purchases of securities available-for-sale                       (36,378)      (15,117)
   Purchases of securities held-to-maturity                            (276)       (2,072)
   Loans originated for resale                                      (27,106)      (14,030)
   Proceeds from sale of loans                                       33,614        13,561
   Net increase in portfolio loans                                  (39,339)      (32,844)
   Purchases of premises and equipment                               (1,977)         (318)
-----------------------------------------------------------------------------------------
                    Net cash used by investing activities           (53,478)      (37,880)
-----------------------------------------------------------------------------------------
Cash flows from financing activities
   Net proceeds from sale of common stock                               189            71
   Increase in deposits                                              45,344        32,318
   Increase in other borrowings                                       6,402         1,530
-----------------------------------------------------------------------------------------
                    Net cash provided by financing activities        51,935        33,919
-----------------------------------------------------------------------------------------
                    Net increase (decrease) in cash                   1,390        (1,878)
Cash and due from banks at beginning of period                        8,272         7,971
-----------------------------------------------------------------------------------------
Cash and due from banks at end of period                           $  9,662         6,093
-----------------------------------------------------------------------------------------
Cash payments for interest                                         $  7,738         5,539
Cash payments for income taxes                                     $  1,740         1,022
-----------------------------------------------------------------------------------------



                         FRANKLIN FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Franklin National Bank (the "Bank") represents virtually all the assets of Franklin Financial Corporation (the "Company"). The Bank, located in Franklin, Tennessee, was opened in December of 1989 and continues to experience substantial growth. The Bank's first full service branch was opened in the second quarter of 1994 and a stock offering, which netted $3.3 million, was completed that same quarter. The Bank opened its second full service branch in January, 1995 and its third full service branch in April, 1995. The Bank opened its fourth full service branch in May, 1997. In August, 1996 the Bank opened an insurance subsidiary, Hometown Insurance Agency. The agency is located in the Bank's Spring Hill facility.

FINANCIAL CONDITION

Total assets have grown $55.0 million since December 31, 1996, for a total of $270.7 million at September 30, 1997. The growth has been mostly funded by a $45.3 and $6.4 million increase in deposits and other borrowings, respectively.

The Bank continues to experience excellent loan demand as demonstrated by the 20.3% or $30.9 million growth in net loans since December 31, 1996, to $182.9 million at September 30, 1997. Securities available-for-sale increased $15.4 million or 39.4% while securities held-to-maturity decreased $546,000 or 10.5% during the nine months ended September 30, 1997.

Premises and equipment increased by $1.6 million since December 31, 1996. The Company purchased its Williamson Square Branch in January 1997 for $980,000. The building was previously leased from an unrelated third party. Also in January, 1997, the Bank purchased a parcel of land in Fairview, Tennessee for $140,000 and has located a full service branch facility on this property.

Accrued income receivable increased $344,000 or 22.2% since December 31, 1996. This increase is due to the combined increase of $47.7 million in loans and securities since December 31, 1996.

The allowance for loan losses increased $305,000 since December 31, 1996, for a total of $1,777,000 or approximately .93% of total loans. This increase is primarily additional provision for loan losses to allow for growth in the loan portfolio. Charge-offs were $30,000 during the first nine months of 1997. Asset quality remains good and management believes that the allowance for loan losses is adequate at September 30, 1997. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. In addition, Professional Bankers Services, Inc., an external bank consulting firm, performs an annual review of the loan portfolio to provide management an independent third party opinion regarding the adequacy of the allowance for loan losses. The allowance is below the Bank's peer group average as a percentage of loans. However, this level is supported based on two significant facts: the Bank has no loans accounted for on a nonaccrual basis at September 30, 1997 and past due loans, at .15% of total loans, are substantially below the peer group average.

LIQUIDITY AND CAPITAL RESOURCES

Management continuously monitors the Bank's liquidity, but strives to maintain an asset/liability mix that provides the highest possible net interest margin without taking undue risk with regard to asset quality or liquidity.

Liquidity is at an adequate level with cash and due from banks of $9.7 million at September 30, 1997. Loans and securities scheduled to mature within one year exceed $119 million at September 30, 1997, which should provide further liquidity. In addition, approximately $54.4 million of securities are classified as available-for-sale to help meet liquidity needs should they arise. The Company has lines of credit of $6.0 million with lending institutions and the Bank is approved to borrow up to $5.0 million in funds from the Federal Home Loan Bank and $14.5 million in federal funds lines to assist with capital and liquidity needs. The Company has $2.3 million in borrowings against its line of credit and the Bank has no federal funds purchased outstanding at September 30, 1997. During March, 1997, the Bank entered into a $4.4 million repurchase agreement to further develop it's relationship with a customer. This is included in other borrowings. The Bank has approximately $35.1 million in brokered deposits at September 30, 1997 to help fund strong loan demand. The majority of these deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank's core deposit base.

Approximately $22.0 million in loan commitments are expected to be funded within the next six months. Furthermore, the Bank has approximately $26.4 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded.

Expenditures related to the permanent facility of the full service branch in Fairview, Tennessee are expected to be approximately $250,000 and construction is scheduled to begin during the fourth quarter of 1997. During the second quarter of 1997, the Bank entered into a lease agreement with Gordon E. Inman, Chairman of the Company, for a 9,000 square foot building which adjoins the Bank's main office building property. The annual lease payments on this facility are approximately $108,000. This lease was entered into on terms no less favorable to the Bank than it could have obtained from a non-affiliated third party. The Bank houses its mortgage division, loan operations and credit department functions at this location. Other than as set forth above, there are no known trends, commitments, or uncertainties that will result in the Company's liquidity increasing or decreasing in a material way.

The Company had a net increase in cash and due from banks of $1.4 million during the nine months ended September 30, 1997 as compared to a $1.9 million decrease for the same period in 1996. Cash provided by operating activities increased $850,000 during the first nine months of 1997, as compared to the same period in 1996. This increase is due to an increase in net income of $1.0 million partially offset by a $372,000 increase in other assets for the nine months ended September 30, 1997 as compared to the previous year.

Net cash used by investing activities increased $15.6 million during the first nine months of 1997 compared to the same period in 1996. The net increase in portfolio loans used $6.5 million more in funds for the nine months ended September 30, 1997 as compared to the same period in 1996. Due to increases in the securities portfolio, investing activities required $9.8 million more use of funds during the nine months September 30, 1997 as compared to the previous year. Although substantial cash flow has been required related to loans originated for resale, proceeds from the sale of such loans has served to fund the cash flow requirements.

Cash provided by financing activities increased $18.0 million during the first nine months of 1997 as compared to the same period in 1996. The increase is attributable to a $4.9 million increase in other borrowings and a $13.0 million increase in deposits during the first nine months of 1997 as compared to the same period in 1996.

Equity capital exceeds regulatory requirements at September 30, 1997, at 6.2% of average assets. The Company and Bank's minimum capital requirements and compliance with the same are shown in the following table.


                                 LEVERAGE CAPITAL                TIER 1 CAPITAL                TOTAL RISK-BASED CAPITAL
                                 -------- -------                ---- - -------                ----- ---------- -------

                                 REGULATORY                      REGULATORY                        REGULATORY
                                 MINIMUM    ACTUAL               MINIMUM       ACTUAL              MINIMUM       ACTUAL
                                 -------    ------               -------       ------              -------       ------
Company                            3.0%      6.2%                  4.0%          8.6%                8.0%          9.6%

Bank                               3.0%      7.0%                  4.0%          9.7%                8.0%         10.7%


The Company contributed $1.1 million of additional capital to the Bank during the nine months ended September 30, 1997. The capital was funded from a $1.0 million draw against the Company's line of credit and cash on hand. The Company announced a 2-for-1 stock split which was payable on May 21, 1997 to shareholders of record on May 1, 1997. At the Annual Shareholder's meeting, the shareholder's approved the par value of the Company's common stock be changed from $2.50 per share to no par. They also approved authorized shares of the Company's common stock be increased from 5 to 10 million shares.

RESULTS OF OPERATIONS

The Company had net income of $1.0 million in the third quarter and $2.8 million for the first nine months of 1997 compared to net income of $707,000 and $1.8 million for the same periods in 1996, respectively. Net income for the third quarter and nine months ending September 30, 1997 increased $301,000 and $1.0 million, respectively, as compared to the same periods in 1996. Increases in net interest income and mortgage banking fees offset partially by expenses related to the overall growth of the Bank are the primary reasons for the increase in earnings for the three and nine months ended September 30, 1997 as compared to the same periods in 1996.

Total interest income increased $1.6 million or 36.4% in the three month period ended September 30, 1997 and $4.3 million or 36.0% for the first nine months of 1997 compared to the same periods in 1996. The increase in total interest income is primarily attributable to the similar increase in average earning assets and an increase in prime rate for the first nine months of 1997 compared to 1996. Total interest expense increased $938,000 or 46.4% in the third quarter and $2.3 million or 42.1% in the first nine months of 1997 as compared to the same periods in 1996. Total interest-bearing liabilities have increased 25.7% from December 31, 1996 and 37.2% from September 30, 1996. The increases in deposits and other borrowings are the primary reasons for the increase in interest expense. Net interest income increased $656,000 or 27.9% during the third quarter of 1997 and $2.0 million or 30.7% in the first nine months of 1997 as compared to the prior year. Total earning assets increased 36.7% since September 30, 1996 and was the primary factor in the increase in net interest margin.

The provision for loan losses was $85,000 for the three months ended September 30, 1997 as compared to $70,000 for the same period in 1996. The year-to-date provision is $335,000 for the nine months ended September 30, 1997 as compared to $290,000 for the same period in 1996. While the Bank's asset quality remains good, provisions for loan losses continue to be needed to allow for growth in the Bank's loan portfolio.

Total other income of $662,000 in the third quarter of 1997 is $224,000 or 33.8% more than the same period in 1996. The increase is primarily attributed to an increase in mortgage banking fees resulting from an increase in loans originated. Total other income of $1.9 million for the nine months ended September 30, 1997 is $703,000 or 60.0% more than the same period in 1996. Mortgage banking fees increased $447,000 or 133% for the nine months ended September 30, 1997 as compared to the same period in 1996. The increase in total other income for the first nine months of 1997 is also attributed to an increase in service charges on deposit accounts as the Bank's deposit base continues to grow.

Total other expenses increased $382,000 or 23.7% during the third quarter and $1.0 million or 22.0% for the first nine months of 1997 as compared to the same periods in 1996. The increases are attributable to additional personnel and other incremental costs related to the overall growth of the Bank.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-------  ---------------------------------


           (a)  Exhibits.  The following exhibits are filed with this report:

               Exhibit
               Number       Description of Exhibit
               ------       ----------------------
                27          -  Financial Data Schedule (for SEC use only).

           (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FRANKLIN FINANCIAL CORPORATION

Dated:    November 10, 1997                 By: /s/ Richard E. Herrington
          -----------------                     -------------------------
                                                Richard E. Herrington, President
                                                and Chief Executive Officer
                                                (principal executive, financial
                                                and accounting officer)