Form 10KSB40
period 1997-12-31
FRANKLIN FINANCIAL CORP /TN/
filed 1998-03-31
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-KSB

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1997


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

       Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

       Revenues for the fiscal year ended December 31. 1997: $25,295,590

       The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (2,690,644 shares) on March 15, 1998 was approximately $6,834,236. As of such date, no organized trading market existed for the common stock of the registrant. The aggregate market value was computed by reference to the book value of the common stock of the registrant as of December 31, 1997. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

       The number of shares outstanding of the registrant's common stock, as of March 15, 1998: 6,995,562 shares of no par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

       Transitional Small Business Disclosure Format (check one): Yes   ; No X
                                                                      --     --

                                     PART I

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          Certain statements in this Annual Report on Form 10-K contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," believe'" "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward looking statements are subject to risk and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 1998 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         Franklin Financial Corporation (the Company) is a registered bank holding company under the federal Bank Holding Company Act of 1956, as amended, and owns 100% of the outstanding capital stock of Franklin National Bank, Franklin, Tennessee (the "Bank'). The Company was incorporated under the laws of the State of Tennessee on December 27, 1988, as a mechanism to enhance the Bank's ability to serve its future customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

             The Bank commenced business operations on December 1, 1989 in a permanent facility located at 230 Public Square, Franklin, Tennessee 37064. The approximately 12,000 square foot facility is being leased from Gordon E. Inman, the Chairman of the Board of the Company. The Bank has four full service branches: one located in the Williamson Square Shopping Center, which opened in April 1994; one located in Spring Hill, Tennessee, which opened in January 1995; one located in Brentwood, Tennessee, which opened in April 1995; and one located in Fairview, Tennessee, which opened in May 1997. The Bank also leases a 9,000 square foot facility, Franklin Financial Center, from Mr. Inman which houses it's mortgage banking division and financial services subsidiary.

               The Bank is a full service commercial bank, without trust powers. The Bank offers a full range of interest bearing and non-interest bearing accounts; including commercial and retail checking accounts, negotiable orders of withdrawal ("NOW") accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, commercial and consumer lines of credit, letters of credit, mortgage loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as travelers checks, cashiers checks, Mastercard and Visa accounts, safe deposit boxes, direct deposit services, wire transfer services, cash management services, debit cards, automatic teller machines, a PC homebanking product and a 24-hour telephone inquiry system. In August 1996, the Bank opened an insurance subsidiary, Franklin Financial Insurance (formally Hometown Insurance Agency). It operates from the Bank's Spring Hill location. The agency sells property, business and life insurance. In October 1997, the Bank opened a financial services subsidiary, Franklin Financial Securities. The subsidiary offers financial planning and securities broker services through Invest Financial Corporation of Tampa, Florida.

          During January 1998, The Company's Board of Directors approved a two-for-one stock split payable on February 17, 1998 to shareholders of record at the close of business on February 2, 1998. The consolidated balance sheets and statements of shareholders' equity have been restated as if the split had occured on December 31, 1997. All share data has been retroactively restated as if the split, as well as the two-for-one stock split by the Company in May, 1997, had occurred at the beginning of the years presented.

MARKET AREA AND COMPETITION

         The primary service area for the Bank is centered around Franklin, Tennessee and encompasses Williamson, Maury and Davidson Counties in Tennessee. There are 43 banking offices within the primary service area of the Bank. Most of these offices are affiliated with major bank holding companies.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 1997, 1996 and 1995. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                           AVERAGE CONSOLIDATED ASSETS


                                                          YEAR ENDED DECEMBER 31,
                                                    1997            1996            1995
                                                  --------        --------        --------
                                                              (In thousands)
Cash and due from banks .....................     $  7,435        $  5,817        $  4,452
                                                  --------        --------        --------
Interest-earning deposits ...................           --               5              85

Securities ..................................       54,206          38,417          32,313
Federal funds sold and reverse repurchases           3,018           1,608           1,661

Net loans ...................................      178,047         133,309          92,349
                                                  --------        --------        --------
  Total earning assets ......................      235,271         173,339         126,408
                                                  --------        --------        --------
Other assets ................................        8,627           6,865           6,210
                                                  --------        --------        --------
    Total assets ............................     $251,333        $186,021        $137,070
                                                  ========        ========        ========

            AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

                                            YEAR ENDED DECEMBER 31,
                                      1997            1996            1995
                                    --------        --------        --------
                                                (In thousands)
Non interest-bearing
deposits ........................   $ 24,360        $ 19,939        $ 14,036
NOW deposits, including MMDA ....     48,411          33,741          21,303
Savings deposits ................      7,307           7,005           6,504
Time deposits ...................    146,995         111,267          84,077
Repurchase agreements ...........      3,670              --              --
Other borrowings ................      3,793           1,447             471
Other liabilities ...............        827             463             677
                                    --------        --------        --------
  Total liabilities .............    235,363         173,862         127,068
Stockholders equity .............     15,970          12,159          10,002
                                    --------        --------        --------

  Total liabilities and
     stockholders' equity .......   $251,333        $186,021        $137,070
                                    ========        ========        ========

         The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major catagory of interest-earning asset and each major category of interest-earning liability:

                                                   YEAR ENDED DECEMBER 31, 1997
                                       AVERAGE           INTEREST         AVERAGE         NET
              ASSETS                   AMOUNT             EARNED           YIELD         YIELD
              ------                  --------           -------           -----         -----
                                                                  (Dollars in thousands)
Securities ......................     $ 54,206             3,489            6.44%

Federal funds sold and reverse
repurchases .....................        3,018               161            5.33

 Net loans ......................      178,047(1)         18,872(2)        10.60
                                      --------           -------           -----         -----

    Total earning assets ........     $235,271           $22,522            9.57          4.94%
                                      ========           =======

       LIABILITIES              AVERAGE        INTEREST         AVERAGE
       -----------              AMOUNT           PAID          RATE PAID
                               --------        -------         ---------
                                       (Dollars in thousands)
NOW deposits, including
 MMDA .....................    $ 48,411        $ 1,825           3.77%

Savings deposits ..........       7,307            190           2.60
Other time deposits .......     146,995          8,390           5.71
Other borrowings ..........       7,463            491           6.58
                               --------        -------

Total interest-
bearing liabilities .......    $210,176        $10,896           5.18
                               ========        =======


         (1)      Includes non-accrual loans of approximately $ 0.

         (2) Interest earned on net loans includes $1,782,000 in loan fees and loan service fees.

                                                   YEAR ENDED DECEMBER 31, 1996

                                       AVERAGE           INTEREST         AVERAGE          NET
               ASSETS                  AMOUNT             EARNED           YIELD          YIELD
               ------                 --------           -------          -------         -----
                                                         (Dollars in thousands)
Interest-earning
deposits ........................     $      5           $    --            8.00%

Securities ......................       38,417             2,512            6.54

Federal funds sold and reverse
  repurchases ...................        1,608                85            5.29
Net loans .......................      133,309(1)         14,113(2)        10.59
                                      --------           -------
    Total earning assets ........     $173,339           $16,710            9.64          5.18%
                                      ========           =======

                                AVERAGE       INTEREST        AVERAGE
       LIABILITIES              AMOUNT          PAID         RATE PAID
       -----------              ------        --------       ---------
NOW deposits, including
    MMDA ..................    $ 33,741        $1,224           3.63%

Savings deposits ..........       7,005           182           2.60

Other time deposits .......     111,267         6,247           5.61

Other borrowings ..........       1,447            77           5.32
                               --------        ------

Total interest-
   bearing liabilities ....    $153,460        $7,730           5.04
                               ========        ======


         (1)      Includes non-accrual loans of approximately $ 0.

         (2) Interest earned on net loans includes $1,235,000 in loan fees and loan service fees.

                                                      YEAR ENDED DECEMBER 31, 1995
                                                      ----------------------------

                                      AVERAGE            INTEREST          AVERAGE         NET
               ASSETS                  AMOUNT             EARNED            YIELD         YIELD
               ------                  ------             ------            -----         -----
                                                           (Dollars in thousands)
Interest-earning
  deposits ...................        $     85           $     6            7.06%
 Securities ..................          32,313             2,097            6.49
 Federal funds sold ..........           1,661               101            6.08
 Net loans ...................          92,349(1)          9,775(2)        10.58
                                      --------           -------

    Total earning assets .....        $126,408           $11,979            9.48         4.71%
                                      ========           =======

                               AVERAGE        INTEREST         AVERAGE
   LIABILITIES                  AMOUNT          PAID          RATE PAID
   -----------                  ------          ----          ---------
                                       (Dollars in thousands)

NOW deposits. including
  MMDA ...................     $ 21,303        $  750           3.52%
Saving deposits ..........        6,504           169           2.59
Other time deposits ......       84,077         5,074           6.04
Other borrowings .........          471            30           6.31
                               --------        ------

Total interest-
   bearing liabilities ...     $112,355        $6,023           5.36
                               ========        ======


         (1)      Includes non-accrual loans of approximately $ 4,000.

         (2) Interest earned on net loans includes $ 689,000 in loan fees and loan service fees.

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

                          YEAR ENDED DECEMBER 31, 1997
                                  COMPARED WITH
                          YEAR ENDED DECEMBER 31, 1996
                           INCREASE (DECREASE) DUE TO:

                                                                               RATE/
                                   VOLUME          RATE          VOLUME        TOTAL
                                   -------         -----         -----         ------
                                                       (In thousands)
Interest earned on:
  Interest-earning deposits        $    (1)        $  --         $   1             --
   Securities .............          1,033           (40)          (16)           977
    Federal funds sold ....             74             1             1             76
    Net loans .............          4,741            14             4          4,759
                                   -------         -----         -----         ------
   Total interest income ..          5,847           (25)          (10)         5,812
                                   -------         -----         -----         ------

   Interest paid on:
     NOW deposits .........            533            47            21            601
     Savings deposits .....              8            --            --              8
     Time deposits ........          2,002           107            34          2,143
   Other borrowings .......            320            18            76            414
                                   -------         -----         -----         ------
   Total interest expense .          2,863           172           131          3,166
                                   -------         -----         -----         ------

   Change in net
     interest income ......        $ 2,984         $(197)        $(141)        $2,646
                                   =======         =====         =====         ======

                          YEAR ENDED DECEMBER 31, 1996
                                  COMPARED WITH
                          YEAR ENDED DECEMBER 31, 1995
                           INCREASE (DECREASE) DUE TO:


                                 VOLUME          RATE          VOLUME         TOTAL
                                 ------          ----          ------         -----
                                                 (In thousands)
Interest earned on:
Interest-earning deposits        $    (6)        $   1         $  (1)             (6)
Securities ..............            396            16             3             415
 Federal funds sold .....             (3)          (13)           --             (16)
 Net loans ..............          4,332             5             1           4,338
                                 -------         -----         -----         -------
Total interest income ...          4,719             9             3           4,731
                                 -------         -----         -----         -------

Interest paid on:
  NOW deposits ..........            438            23            13             474
  Savings deposits ......             12             1            --              13
  Time deposits .........          1,644          (357)         (115)          1,172
Other borrowings ........             62            (4)           (9)             49
                                 -------         -----         -----         -------
Total interest expense ..          2,156          (337)         (111)          1,708
                                 -------         -----         -----         -------

Change in net
  interest income .......        $ 2,563         $(328)        $(108)        $ 3,023
                                 =======         =====         =====         =======

                          YEAR ENDED DECEMBER 31, 1995
                                  COMPARED WITH
                          YEAR ENDED DECEMBER 31, 1994
                           INCREASE (DECREASE) DUE TO:

                                                                RATE/
                                    VOLUME          RATE        VOLUME         TOTAL
                                    -------         ----        ------        -------
                                                     (In thousands)
Interest earned on:
   Interest-earning deposits        $    (1)        $  1        $  --         $    --
Taxable securities .........            533          124           47             704
 Federal funds sold ........             23           23           13              59
 Net loans .................          2,737          790          367           3,894
                                    -------         ----        -----         -------
Total interest income ......          3,292          938          427           4,657
                                    -------         ----        -----         -------

Interest paid on:
   NOW deposits ............            168           77           27             272

   Savings deposits ........            (54)           1           --             (53)

   Time deposits ...........          1,666          645          469           2,780

   Other borrowings ........            (53)          28          (20)            (45)
                                    -------         ----        -----         -------

   Total interest expense ..          1,727          751          476           2,954
                                    -------         ----        -----         -------

   Change in net
      interest income ......        $ 1,565         $187        $ (49)        $ 1,703
                                    =======         ====        =====         =======


DEPOSITS

          The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW') accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

         The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                   YEAR ENDED
                                DECEMBER 31, 1997

  DEPOSIT CATEGORY       AVERAGE AMOUNT    AVERAGE RATE PAID
  ----------------       --------------    -----------------
                              (Dollars in thousands)
Non interest-bearing
 demand deposits ...        $ 24,360        Not Applicable

NOW deposits .......        $ 48,411           3.77%

 Savings deposits ..        $  7,307           2.60%

 Time deposits .....        $146,995           5.71%


                                   YEAR ENDED
                                DECEMBER 31. 1996

  DEPOSIT CATEGORY        AVERAGE AMOUNT   AVERAGE RATE PAID
  ----------------        --------------   -----------------
                         (Dollars in thousands)
Non interest-bearing
 demand deposits ...        $ 19,939        Not Applicable

NOW deposits .......        $ 33,741           3.63%

 Savings deposits ..        $  7,005           2.60%

 Time deposits .....        $111,267           5.61%


                                   YEAR ENDED
                                DECEMBER 31. 1995

DEPOSIT CATEGORY         AVERAGE AMOUNT   AVERAGE RATE PAID
----------------         --------------   -----------------
                     (Dollars in thousands)
Non interest-bearing
 demand deposits ...        $14,036        Not Applicable

NOW deposits .......        $21,303           3.52%

 Savings deposits ..        $ 6,504           2.59%

 Time deposits .....        $84,077           6.04%

          The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 1997:

                                   TIME
                               CERTIFICATES
                                OF DEPOSIT
                               ------------
                              (In thousands)
3 months or less ........        $32,152
3-6 months ..............         18,804
6-12 months .............         28,518
over 12 months ..........          7,132
                                 -------
    Total ...............        $86,606
                                 =======


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

         At December 31, 1997, loans within four broad categories exceeded 10% of total loans: single family residential real estate loans ($66,730,000 or 34% of total loans), commercial real estate loans ($30,585,000 or 16% of total loans), commercial and industrial loans ($38,232,000 or 20% of total loans) and residential construction loans ($33,708,000 or 17% of total loans). There was material borrower diversification within both the single family residential real estate, commercial and commercial real estate loan categories. The vast majority of these loans are secured by properties located in the primary services area of the Bank (Williamson County and surrounding counties).

          The following table presents various categories of loans contained in the Bank's loan portfolio for the periods indicated and the total amount of all loans for such period:


                                                                          DECEMBER 31,
                                                                          ------------
          TYPE OF LOAN
          ------------
                                           1997              1996              1995             1994             1993
                                        ---------         ---------         ---------         --------         --------
                                                       (In thousands)
Domestic:

  Commercial, financial
       and agricultural ........        $  43,343         $  33,198         $  24,143         $ 16,588         $ 11,841
   Real estate-construction ....           33,708            23,307            13,073            9,594            7,863
     Real estate-mortgage ......           98,733            84,101            61,472           39,844           27,480
     Consumer loans ............           15,001            13,230            12,016            8,794            6,854
                                        ---------         ---------         ---------         --------         --------
       Total portfolio loans ...          190,785           153,836           110,704           74,820           54,038
     Loans held for sale .......            3,737             3,980             1,423            1,422              702
                                        ---------         ---------         ---------         --------         --------
        Total loans ............          194,522           157,816           112,127           76,242           54,740
  Less: deferred loan fees .....             (440)             (362)             (296)            (254)            (183)
         Allowance for possible
         loan losses ...........           (1,828)           (1,472)           (1,062)            (762)            (585)
                                        ---------         ---------         ---------         --------         --------

Total (net of allowance) .......        $ 192,254         $ 155,982         $ 110,769         $ 75,226         $ 53,972
                                        =========         =========         =========         ========         ========



The following is a presentation of an analysis of maturities of loans as of December 31, 1997:

                                               DUE IN 1     DUE AFTER 1 TO   DUE AFTER
TYPE OF LOAN                                YEAR OR LESS       5 YEARS        5 YEARS          TOTAL
------------                                ------------       -------        -------          -----
                                                    (In thousands)
Commercial, financial
 and agricultural .....................        $ 29,879        $13,326        $   138        $ 43,343

Real estate-construction ..............          33,402            306             --          33,708

Real estate-mortgage ..................          45,076         45,041          8,616          98,733

Loans held for sale ...................              --             --          3,737           3,737

Consumer loans ........................           6,022          8,912             67          15,001
                                               --------        -------        -------        --------

Total.................................         $114,379        $67,585        $12,558        $194,522
                                               ========        =======        =======        ========

           The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 1997 (in thousands):

Loans due after 1 year with
 predetermined interest rates ........        $64,028

Loans due after 1 year with
 floating interest rates .............        $16,115

            The following table presents information regarding nonaccrual, past due and restructured loans at the dates indicated:

                                                         December 31,
                                       1997      1996      1995        1994        1993
                                       ----      ----      ----        ----        ----
Loans accounted for on a
non-accrual basis:
         Number ................         0         0         0             0         0
         Amount ................       $--       $--       $--        $   --        $--

Accruing loans which are
contractually past due
90 days or more as to
principal and interest payments:
         Number ................         0         0         0             1         0
         Amount ................       $--       $--       $--        $3,000        $--

Loans defined as "troubled
debt restructurings":
         Number ................         0         0         0             0         0
         Amount ................       $--       $--       $--        $   --        $--

      As of December 31, 1997, there are no loans classified by the regulators as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

      Additional interest income of approximately $0 in 1997, $0 in 1996, $423 in 1995, $21 in 1994 and $640 in 1993 would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with their original terms. No interest income has been recognized during the five year period ended December 31, 1997, on loans that have been accounted for on a non-accrual basis.

        Although the Bank does not have any loans classified as non-accrual at December 31, 1997, management has identified other possible credit problems as follows (in thousands):

               Special mention .........        $  683
               Substandard .............         1,150
               Doubtful ................            42
               Loss ....................            --
                                                ------
                 Total .................        $1,875

        These loans are performing loans but are classified due to payment history, decline in the borrowers financial position or decline in collateral value. Loans categorized as "special mention" are currently protected but are potentially weak. These loans constitute an undue and unwarranted credit risk but not to the point of justifying a classification of substandard. Loans classified as "substandard" are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified must have a well-defined weakness or weakness that jeopardize the liquidation of the debt. Loans classified as "doubtful" have all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as "loss" are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. Management has provided specific allocations of the allowance for possible loan losses of $42,000 relating to such loans. There are no other loans which are not disclosed above, but where known information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms.

   SUMMARY OF LOAN LOSS EXPERIENCE

       An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:


                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                        1997              1996             1995            1994           1993
                                       -------          -------          -------          -----          -----
                                                                  (Dollars in thousands)
 Balance at beginning
  of period ...................        $ 1,472          $ 1,062          $   762          $ 585          $ 392

 Charge-offs:
 Commercial, financial &
   agricultural ...............             36                4               --              1             14
  Consumer loans ..............             40               18               38              7             12
  Real estate-mortgage ........             --               --               --             --             --
                                       -------          -------          -------          -----          -----
                                            76               22               38              8             26
                                       -------          -------          -------          -----          -----

 Recoveries:
 Commercial, financial &
   agricultural ...............              1               --                4              1              6
  Consumer loans ..............             11               12               14             10             --
                                       -------          -------          -------          -----          -----
                                            12               12               18             11              6

Net charge-offs ...............            (64)             (10)             (20)             3            (20)
                                       -------          -------          -------          -----          -----

Additions charged
  to operations ...............            420              420              320            174            213
                                       -------          -------          -------          -----          -----

Balance at end of period ......        $ 1,828          $ 1,472          $ 1,062          $ 762          $ 585
                                       =======          =======          =======          =====          =====

Ratio of net charge-offs during
 the period to average loans
  outstanding during the period            .04%             .01%             .02%          (.01)%          .04%
                                       =======          =======          =======          =====          =====

         The allocation of the allowance for loan losses by loan category at December 31 of the years indicated is presented below, along with percentage of loans in each category to total loans:

                               1997                 1996                1995              1994              1993
                               ----                 ----                ----              ----              ----
                          Amount   Percent    Amount   Percent    Amount   Percent   Amount  Percent   Amount  Percent
                          ------   -------    ------   -------    ------   -------   ------  -------   ------  -------
                                                              (Dollars in thousands)
Commercial, financial
and agricultural .....    $  489     23.1%    $  272     21.0%    $  189     21.6%    $117     21.8%    $ 76     21.6%

Real estate -
construction .........       377     17.3        331     14.8        172     11.6      146     12.6      119     14.4

Real estate-mortgage .       813     51.9        735     55.8        479     56.1      334     54.1      265     51.5

Consumer loans .......       109      7.7         98      8.4         79     10.7      121     11.5       77     12.5

Unallocated ..........        40      N/A         36      N/A        143      N/A       44      N/A       48      N/A
                          ------    -----     ------    -----     ------    -----     ----    -----     ----    -----
Total ................    $1,828    100.0%    $1,472    100.0%    $1,062    100.0%    $762    100.0%    $585    100.0%


LOAN LOSS RESERVE

         In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 1997, 23% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, approximately 90% of these commercial loans at December 31, 1997 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

         The Company's consumer loan portfolio is also well secured. At December 31, 1997, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than other categories of loans.

         As of December 31, 1997, real estate mortgage loans constituted 52% of outstanding loans. Approximately $51,962,000 or 51% of this category represents first mortgage residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. The remaining portion of this category consists primarily of commercial real estate loans. Risk of loss for these loans is generally higher than residential loans. Therefore, management has allocated a significant portion of the allowance for loan losses to this category.

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

INVESTMENTS

            As of December 31, 1997, investment securities, including mortgage-backed securities, comprised approximately 23% of the Bank s assets and loans comprised approximately 70% of the Bank's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. The majority of the mortgage-backed securities are instruments of U.S. Government agencies. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank. Since the Bank is now in a taxable position and expects to be in a taxable position in the future, more tax exempt securities have been purchased.

The following tables present, for the periods indicated, the carrying amount of the Banks investment securities, including mortgage-backed securities, separated by those available-for-sale and those held-to-maturity.

                                                       December 31,
Investment                                             ------------
Category                                        1997       1996       1995
--------                                      -------    -------    -------
                                                     (In thousands)
        Available-for-sale:
        -------------------

        Obligations of U.S. Treasury
                and other U.S. Agencies ..    $20,862    $13,384    $12,240

        Obligations of States
           and Political Subdivisions.....      4,189      4,277      4,561

        Mortgage backed securities .......     29,654     20,042     14,448

        Other securities .................        350        391        896
                                              -------    -------    -------

                  Total ..................    $55,055    $38,094    $32,145
                                              =======    =======    =======


                                                     December 31,
Investment                                           ------------
Category                                       1997      1996      1995
--------                                      ------    ------    ------
                                                    (In thousands)
        Held-to-maturity:
        -----------------

        Obligations of U.S. Treasury
                and other U.S. Agencies ..    $2,098    $1,236    $1,040

        Obligations of States
                and Political Subdivisions     2,974     2,496     2,125

        Mortgage backed securities .......       857     1,432       249

        Other securities .................        30        29        30
                                              ------    ------    ------
                  Total ..................    $5,959    $5,193    $3,444
                                              ======    ======    ======

          The following tables indicate for the year ended December 31, 1997, the amount of investments due in (i) one year or less, (ii) one to five years,
(iii) five to ten years, and (iv) over ten years:

Investment                                             Weighted Average
Category                                    Amount         Yield(1)
--------                                    ------         --------
                                                    (Dollars in thousands)
Available-for-sale:
-------------------

Obligations of U.S. Treasury
and other U.S. Agencies:
0 through l Yr ....................        $ 3,750          5.83%
Over 1 through 5 Yrs ..............          9,301          5.87
Over 5 through 10 Yrs .............          6,004          6.26
Over 10 Yrs .......................          1,366          9.86

Obligations of States and
Political Subdivisions:
0 through 1 Yr ....................            100          6.90
Over 1 through 5 Yrs ..............            568          6.24
Over 5 through 10 Yrs .............          1,583          7.52
Over 10 Yrs .......................          1,816          7.33

Other securities:
Over 1 through 5 Yrs ..............            128          9.51
Over 5 through 10 Yrs .............            202          7.21

Mortgage-backed securities ........         29,538          7.02

Fair value adjustment .............            345           N/A
                                           -------
  Total available-for-sale ........        $55,055          6.80
                                           =======


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

Investment                                           Weighted Average
Category                                   Amount        Yield(1)
--------                                   ------        --------
                                                   (Dollars in thousands)
Held-to-maturity:
-----------------
Obligations of U.S. Treasury
and other U.S. Agencies:
0 through 1 Yr ....................        $  400         5.70%
Over 1 through 5 Yrs ..............         1,362         5.69
Over 5 through 10 Yrs .............           335         7.32

Obligations of States and
Political Subdivisions:
0 through 1 Yr ....................            50         7.49
Over 1 through 5 Yrs ..............           275        11.60
Over 5 through 10 Yrs .............         1,860         6.38
Over 10 Yrs .......................           790         7.12

Other securities:
Over 5 through 10 Yrs .............            30         8.07

Mortgage-backed securities ........           857         7.08
                                           ------

  Total held-to-maturity ..........        $5,959         7.05
                                           ======


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


RETURN ON EQUITY AND ASSETS

             Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

                                                   Years Ended
                                                   December 31,
                                                   ------------
                                        1997            1996            1995
                                      -------         -------         -------
Return on average assets .....           1.55%           1.38%            .82%
Return on average equity .....          24.35%          21.10%          11.23%
Average equity to average
 assets ratio ................           6.35%           6.54%           7.30%
Dividend payout ratio ........             --              --              --

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

DATA PROCESSING

         The Bank has in-house data processing which provides a full range of data processing services including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing and central information file (`CIF'). The Bank has an ATM processing agreement with Intercept Systems, Inc.


FACILITIES

         The Bank subleases a two-story commercial facility (approximately 12,000 square feet) located in Franklin, Tennessee from the Company, which houses the Bank's main office. The facility includes a main banking floor with 7 teller stations and 9 offices, and has an ATM (automated teller machine) and 3 drive-in windows. The second floor of the facility consists of the personnel, the marketing department, the call center, 2 executive offices and the facilities management office. The Bank also has an off-site ATM.

         In January 1997 the Company purchased a 5,000 sq. foot commercial building located on Highway 96 West at the Williamson Square Shopping Center in Franklin which it previously leased. The building houses the Banks Williamson Square branch. The branch banking floor includes 5 teller stations and 5 offices, and has an ATM (automated teller machine) and 4 drive-in windows.

         The Bank owns a 2,700 sq. foot building in Spring Hill, Tennessee which houses the Spring Hill branch which opened in January 1995. The branch includes 3 offices and 3 teller stations, 2 drive-in windows and an ATM.

         The Bank leases a 9,300 square foot building on Main Street in Franklin which houses the Bank's financial services subsidiary, mortgage banking division and loan operations/administrative functions.

         The Bank leases a 2,700 sq. foot building in Brentwood, Tennessee. The building houses the Bank's Brentwood branch which opened in April 1995. The branch has 4 offices, 4 teller stations, 4 drive-in windows and an ATM.

         The Bank leases a 7,000 sq. foot facility on Main Street in Franklin which houses the Bank's data processing, proof, bookkeeping, and accounting functions.

         The Bank is leasing an office suite in Bartlett, Tennessee which houses a mortgage loan origination office.

         The Bank purchased a parcel of land in Fairview, Tennessee in January 1997. The Bank opened its Fairview branch in a mobile unit on this lot in the second quarter of 1997 and is constructing a permanent facility to be completed during the second quarter of 1998.

EMPLOYEES

         The Company presently employs 134 persons on a full-time basis, including 37 officers. The Company will hire additional persons as needed, including additional tellers and financial service representatives.

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

SUPERVISION AND REGULATION

         The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of federal regulatory agencies, including the Federal Reserve Board, the Comptroller of the Currency ("Comptroller) and the Federal Deposit Insurance Corporation ("FDIC").

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

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the restrictions on interstate acquisitions of banks by bank holding companies were repealed on September 29, 1995, such that the Company and any other bank holding company located in Tennessee is able to acquire a bank located in any other state, and a bank holding company located outside Tennessee can acquire any Tennessee-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1,1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act, the State of Tennessee has adopted legislation that authorizes out-of-state banks to operate interstate branches within its territory effective June 1, 1997.

         A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies. Effective April 21, 1997, the Federal Reserve Board revised and expanded the list of permissible nonbanking activities, which includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to subsidiaries and certain outside companies; leasing personal or real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

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

         Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount.. In addition, a national bank may grant loans and extensions of credit to a single person up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured by readily marketable collateral having a market value determined by reliable and continuously available price quotations at least equal to the amount of funds outstanding. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of tide, loans secured by U.S. obligations and loans to or guaranteed by the federal government.

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

         For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages, provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 1997, the Company's consolidated total risk-based capital and Tier 1 ratios were 9.99% and 9.05% respectively. Both the Federal Reserve Board and the Comptroller have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of 4% "Tier 1" capital to total assets (net of goodwill). Tier 1 capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

         Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated banking institutions. Institutions operating at or near these levels are expected to have well-diversified risk, high asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations, rated composite 1 under the CAMEL rating system for banks. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth are expected to maintain ratios 100 to 200 basis points above the stated minimums.

         The Comptroller amended the risk-based capital guidelines applicable to national banks in an effort to clarify certain questions of interpretation and implementation, specifically with regard to the treatment of originated and purchased mortgage servicing rights and other intangible assets. The Comptroller's guidelines provide that intangible assets are generally deducted from Tier 1 capital in calculating a bank's risk-based capital ratio. However, certain intangible assets which meet specified criteria ("qualifying intangibles") such as mortgage servicing rights are retained as a part of Tier 1 capital. The Comptroller currently maintains that only mortgage servicing rights and purchased credit card relationships meet the criteria to be considered qualifying intangibles. The Comptroller's guidelines formerly provided that the amount of such qualifying intangibles that may be included in Tier 1 capital was strictly limited to a maximum of 25% of total Tier 1 capital. The Comptroller has amended its guidelines to increase the limitation of such qualifying intangibles from 25% to 50% of Tier 1 capital and further to permit the inclusion of purchased credit card relationships as a qualifying intangible asset.

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

         The Comptroller, the Federal Reserve Board and the FDIC recently adopted final regulations revising their risk-based capital guidelines to further ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. Under the new regulations, when evaluating a bank's capital adequacy, the agencies' capital standards now explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Act"), enacted on December 19, 1991, provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One aspect of the Act involves the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the Act does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The Act creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the Act and which will be used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e.. holding companies) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

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

          In response to the directive issued under the Act, the regulators have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established under the Act. The following table reflects the capital thresholds:

                                                  Total Risk -     Tier 1 Risk -      Tier 1
                                                  Based Capital    Based Capital     Leverage
                                                    Ratio             Ratio            Ratio
                                                  -------------    -------------     --------
Well capitalized (1)                                  10%               6%              5%
Adequately capitalized (1)                             8%               4%              4%(2)
Undercapitalized (4)                                 < 8%             < 4%            < 4%(3)
Significantly undercapitalized (4)                   < 6%             < 3%            < 3%
Critically undercapitalized                            -                -             < 2%(5)


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

         As a national bank, the Bank is subject to examination and review by the Comptroller. This examination is typically completed on-site at least every eighteen months and is subject to off-site review as well. The Bank submits to the Comptroller quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

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

ITEM 2. DESCRIPTION OF PROPERTY.

         On January 5, 1989, the organizers of the Company entered into an agreement with Gordon E. Inman, the Chairman of the Board of the Company, to lease a two-story commercial building to house the Bank's office. Additional space in this building was leased by the Company from Mr. Inman in May 1991 and in June 1993. The two floors contain an aggregate of approximately 12,000 square feet. The building is situated on approximately one-tenth acre located at 230 Public Square, Franklin, Tennessee 37064. On May 1, 1997 the Company amended the original lease to include a 9,300 square foot building adjacent to the current facility. The building, Franklin Financial Center, is located at 216 East Main Street, Franklin, Tennessee 37064. On January 5, 1989, the organizers of the Company also entered into a ground lease with Mr. Inman for the lease of approximately .05 acres located adjacent to the proposed bank office. The Company is using this parcel to accommodate the Banks drive-in teller and bank window facility. Both leases provide for a term of 20 years, with three five-year renewal options, with the lease terms commencing on May 15, 1989. The current monthly rental under these leases total $30,696. The Company is subleasing the permanent facility and the adjacent parcel to the Bank at a rate which includes reimbursement to the Company for payment of rent, taxes, insurance, repairs and maintenance of the properties.

         In May 1991, the Bank acquired a 3,000 square foot office building in Spring Hill, Tennessee from Mr. Inman at a purchase price of $305,000. This facility houses the Banks Spring Hill branch.

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

         In December 1993, the Bank entered into a six and one-half year lease with Mr. Inman for office/warehouse space on Main Street in Franklin, Tennessee. This lease was amended in January 1996 to include an additional 3,000 square feet. The lease, as amended, covers approximately 7,000 square feet and, provides for monthly payments to Mr. Inman of $5,305. The office/warehouse space houses "back office" functions for the Bank, including data processing, proof and transit, bookkeeping, and accounting.

         In January 1997, the Bank purchased a parcel of land in Fairview, Tennessee at a purchase price of $140,000. The Bank opened a branch office in a mobile unit at this site in the second quarter of 1997. The Bank is constructing a permanent facility at this location scheduled to open the second quarter of 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter ended December 31, 1997 to a vote of security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         During the period covered by this report and to date, there has been no established public trading market for the Company's common stock. As of March 15, 1998, the approximate number of holders of record of the Company's common stock was 532.

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

         The Bank is restricted in its ability to pay dividends under the national banking laws and by regulations of the Comptroller. Pursuant to 12 U.S.C. ss. 56, a national bank may not pay dividends from its capital. All dividends must be paid out, of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C. ss. 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its shared capital, unless there has been transferred to surplus not less than 1/10 of the Banks net income of the preceding two consecutive half year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. ss. 60(b), the approval of the Comptroller is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

         Recent Sales of Unregistered Securities. In December 1997, the Company issued an aggregate of 1,090 shares of common stock to the directors of the Company and the Bank as compensation for their service as directors during 1997. The issuances of securities described above were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. All of the securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. In each instance, the purchaser had a pre-existing relationship with the Company, the offers and sales were made without any public solicitation, the certificates bear restrictive legends and appropriate stop transfer instructions have been or will be given to the transfer agent. No underwriter was involved in the transactions and no commissions were paid.

         On March 25, 1998, the Company's Board of Directors approved a two-for-one stock split payable on June 3, 1998 to shareholders of record at the close of business on May 20, 1998.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Details regarding the Company's financial performance are presented in the following discussion, which should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

         The Company maintains its liquidity through the management of its assets and liabilities. Liquidity management involves meeting the funds flow requirements of customers who may withdraw funds on deposit or have need to obtain funds to meet their credit needs. Banks in general must maintain adequate cash balances to meet daily cash flow requirements as well as satisfy reserves required by applicable regulations. The cash balances held are one source of liquidity. Other sources are provided by the investment portfolio, federal funds sold, sale of loan participations, loan payments, brokered and public funds deposits and the Company's ability to borrow funds as well as issue new capital.

         The Company has approximately $4.3 million in investment securities and $114.4 million in loans which mature within the next year. The Bank has $13.5 million in Federal funds lines with its correspondent banks to provide liquidity when needed. The Company's investment portfolio consists of over $55.0 million of marketable securities classified as available-for-sale which could be sold if additional liquidity is needed. The Company has lines of credit of $6.0 million with a lending institution and the Bank is approved to borrow up to $7.5 million in funds from the Federal Home Loan Bank to assist with capital and liquidity needs. The Bank has obtained approximately $31.6 million in brokered deposits at December 31, 1997 to help fund strong loan demand. The majority of these deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank's core deposit base.

         In the second quarter of 1997, the Bank opened a full service branch facility in Fairview, Tennessee, which is currently operating from a mobile unit on property owned by the Bank. The Bank is constructing a permenant structure on this property, which is expected to be completed in May, 1998 at an estimated cost of $500,000. The Bank has been approved to open a full service branch facility in Nolensville, Tennessee. To date, no land has been acquired on which to locate this facility. No other material capital expenditures are anticipated in 1998.

         Management monitors the Company's asset and liability positions in order to maintain a balance between rate sensitive assets and rate sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company's liquidity is adequate at December 31, 1997. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which if they were to be implemented would have a material effect on the Company's liquidity, capital resources, or results of operations.

         Net cash flow provided by operating activities was $11.8 million in 1997 compared to $3.8 million in 1996, an increase of $8.0 million. The increase in cash flow is due to an increase in net income for 1997 of $1.3 million as compared to the previous year, coupled with increases in non-cash items such as depreciation and other assets.

Although substantial cash flow has been required related to loans originated for resale, proceeds from the sale of such loans has served to fund these cash flow requirements. In 1997 proceeds from the sale of loans exceeded loans originated for sale by $7.6 million.

         Net cash used in investing activities was $63.7 million in 1997 compared to $ 54.2 million in 1996, representing a $9.5 million or 17% increase. The increase in the investment portfolio of $17.7 million in 1997, compared to $8.2 million in the prior year, accounted for $9.5 million of the increase, offset slightly by a decrease in the change in net loans of $44.2 million in 1997 compared to $46.1 million in 1996. Premises and equipment net purchases increased approximately $2.2 million in 1997 as compared to $300,000 in 1996.

         Net cash provided by financing activities was $54.3 million in 1997 compared to $50.7 million in 1996, a $3.6 million or 7% increase. The increase is attributed in part, to the Company borrowing $1.2 million on its line of credit in 1997 as compared to $1.1 million in 1996. The Company utilized these borrowings to purchase capital stock of the Bank. The Company also borrowed $800,000 on a separate note to purchase its Williamson Square Branch. During the first quarter of 1997, the Bank entered into a $4.4 million repurchase agreement to further develop it's relationship with a customer. These increases are offset by a smaller increase in deposits of $47.7 million in 1997 compared to $49.5 million in the preceding year.

         The following is an analysis of rate sensitive assets and liabilities as of December 31, 1997:

                                                                                       5 YRS.
                                       0-3 MOS.        3-12 MOS.       1-5 YRS.       OR MORE          Total
                                      ---------        --------        --------       -------         -------
                                                                (Dollars in thousands)
Securities                            $   3,031           8,598         34,726         15,788          62,143
Loans                                   101,321          28,894         63,362            945         194,522
Federal funds sold                           --              --             --             --              --
                                      ---------         -------         ------         ------         -------

Total rate sensitive assets             104,352          37,492         98,088         16,733         256,665
                                      ---------         -------         ------         ------         -------

NOW deposits                             24,553              --             --             --          24,553
Savings deposits                         39,557              --             --             --          39,557
Time deposits                            63,370          78,539         13,440             --         155,349
Repurchase agreements                     1,000              --          3,421             --           4,421
Other borrowings                          3,030              --             --             --           3,030
                                      ---------         -------         ------         ------         -------

Total rate sensitive
  liabilities                           131,510          78,539         16,861             --         226,910
                                      ---------         -------         ------         ------         -------

Excess (Deficiency) of rate
  sensitive assets less rate
  sensitive liabilities               $ (27,158)        (41,047)        81,227         16,733          29,755
                                      =========         =======         ======         ======         =======

Excess (Deficiency) as a
  percentage of earning assets            (10.6)%         (16.0)%         31.6%           6.5%           11.5%

Cumulative Excess
  (Deficiency)                        $ (27,158)        (68,205)        13,022         29,755          29,755
                                      =========         =======         ======         ======         =======

Cumulative Excess
  (Deficiency) as a
  percentage of earning assets            (10.6)%         (26.6)%          5.1%          11.5%           11.5%

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

         Stockholders' equity at December 31, 1997, was $17.8 million or 6.5% of total assets compared to $13.5 million at December 31, 1996. The increase primarily reflects the net income earned during 1997. See note 15 of the Notes to Consolidated Financial Statements.

                                              MINIMUM
                               FOR CAPITAL   FOR "WELL      COMPANY'S
                                 ADEQUACY   CAPITALIZED"  CONSOLIDATED     BANK'S
                                 PURPOSES     CATEGORY       ACTUAL        ACTUAL
                                 ------------------------------------------------
Leverage                          4.00%         5.00%         6.49%         7.26%
Tier 1 risk-based                 4.00%         6.00%         9.05%        10.12%
Total risk-based                  8.00%        10.00%         9.99%        11.07%

FINANCIAL CONDITION

         Total assets have grown $58.8 million or 27% since December 31, 1996 to a total of $274.4 million at December 31, 1997. The growth during 1997 has been funded by $47.7 million increase in deposits, a $2.0 million increase in other borrowings, a $4.4 million increase in repurchase agreements, and net income of $3.9 million. Total deposits were $247.6 million at December 31, 1997.

         The Company continues to experience excellent loan demand as demonstrated by the growth in net loans of $36.5 million or 24% from December 31, 1996. The allowance for loan losses increased $356,000 or 24% from the level at December 31, 1996, for a total of $1.8 million or approximately 1% of total loans. The increase is primarily the result of growth in the loan portfolio and not because of a decline in asset quality. Management believes that the level in the allowance for loan losses is adequate at December 31, 1997. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. In addition, Professional Bank Services, an external bank consulting firm, performs a annual review of the loan portfolio to provide management an independent third party opinion regarding the adequacy of the allowance for loan losses. At December 31, 1997, the Bank had loans that were specifically classified as impaired in the amount of approximately $29,800. The allowance for loan losses related to impaired loans amount to $25,000 at December 31, 1997.

         Effective December 31, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Debt and Equity Securities" (SFAS 115). In accordance with this statement securities are classified as held-to-maturity, available-for-sale or trading. At December 31, 1997 and 1996, fair value of the securities classified as available-for-sale exceeded the adjusted cost of securities by $345,000 and $82,000, respectively, and as a result stockholders equity reflects an unrealized gain net of taxes of $214,000 and $51,000, respectively. See notes 1 and 3 to the Consolidated Financial Statements.

         Total securities, including mortgage-backed securities, increased $17.7 million or 41% during 1997. Property and equipment increased $1.6 million during 1997 primarily due to the purchase of the Bank's Williamson Square Branch. Accrued income receivable increased $341,000 in 1997 due to increases in the Bank's loan and securities portfolios. Stockholders' equity increased $4.3 million or 32% from December 31, 1996 primarily as a result of earnings of $3.9 million in 1997.

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED WITH FISCAL 1996

         The Company had net income of $3.9 million in 1997 compared to $2.6 million in 1996. The Company had income before taxes of $6.1 million in 1997, representing a 53% increase over the $4.0 million recorded in 1996.

         Total interest income increased $5.8 million or 35% in 1997 as compared to 1996, while total interest expense increased $3.2 million or 41% in 1997 as compared to 1996. The increase in total interest income is attributable to an increase in average earning assets of $61.9 million or 36% in 1997. Average interest bearing liabilities increased $56.7 million or 37% in 1997. The Bank's "negative gap" position in the short term (one year or less) and a slightly higher interest rate environment in 1997 as compared to 1996 resulted in an decrease in net yield from 5.18% in 1996 to 4.94% in 1997."Negative gap" is used to describe the interest rate risk position when a Bank's rate sensitive liabilities are repricing faster than rate sensitive assets.

         The provision for loan losses was $420,000 in 1997 and 1996. Provisions for loan losses have been necessary due to growth in the Bank's loan portfolio. Net charge-offs were $64,000 or less than .04% of average loans outstanding in 1997.

         Total other income of $2.8 million in 1997 increased $973,000 or 54% from 1996. The increase was attributed to an increase of $195,000 or 22% in service charges on deposit accounts directly related to the increase in deposit accounts and an increase of $601,000 or 113% in mortgage banking activities. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities," in 1997, which superceeded SFAS No. 122 "Accounting for Mortgage Servicing Rights." Mortgage servicing rights contributed $239,000 and $106,000 in 1997 and 1996, respectively, to mortgage banking activities. Other service charges, commissions and fees increased $144,000 or 52% primarily due to security call option fees of $147,000 in 1997 as compared to $21,000 in 1996.

         Total other expenses increased $1.5 million or 23% during 1997 as compared to 1996. Salaries and employee benefits increased $880,000 or 25% primarily due to additional personnel. The Bank had 134 full time equivalent employees at December 31, 1997 as compared to 101 a year earlier. Included in salaries and employee benefits are commissions related to the mortgage banking department of $281,000 in 1997 compared to $144,000 in 1996. Occupancy expense and furniture and equipment expense increased $83,000 or 10% and 120,000 or 22%, respectively, from 1996 primarily due to the new Fairview branch and Franklin Financial Center facilities. Other expenses have increased as a result of the overall growth of the Bank.

FISCAL 1996 COMPARED WITH FISCAL 1995

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

         Total interest income increased $4.7 million or 39% in 1996 as compared to 1995, while total interest expense increased $1.7 million or 28% in 1996 as compared to 1995. The increase in total interest income is attributable to an increase in average earning assets of $46.9 million or 37% in 1996. Average interest bearing liabilities increased $27.1 million or 21% in 1996. The Bank's "negative gap" position in the short term (one year or less) and an overall lower interest rate environment in 1996 as compared to 1995 resulted in an increase in net yield from 4.71% in 1995 to 5.18% in 1996."Negative gap" is used to describe the interest rate risk position when a Bank's rate sensitive liabilities are repricing faster than rate sensitive assets.

         The provision for loan losses was $420,000 in 1996 compared to $320,000 in 1995. Provisions for loan losses have been necessary due to growth in the Bank's loan portfolio. Net charge-offs were $10,000 or less than .01% of average loans outstanding in 1996.

         Total other income of $1.8 million in 1996 increased $476,000 or 36% from 1995. The increase was attributed to an increase of $227,000 or 34% in service charges on deposit accounts directly related to the increase in deposit accounts and an increase of $48,000 or 10% in mortgage banking activities. The Company elected early adoption of (SFAS 122) in 1995. This contributed $106,000 and $117,000 to the increase in mortgage banking activities income in 1996 and 1995, respectively. Other service charges, commissions and fees increased $151,000 or 117% due to gains on the sale of SBA loans of $124,000.

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

YEAR 2000

         The Company is currently evaluating its computer systems as well as those of its data processing vendor to determine whether modifications and expenditures will be necessary to make its systems as well as those of its vendor compliant with Year 2000 requirements. These requirements have arisen due to the widespread use of computer programs that rely on two-digit date codes to perform computations on decision making functions. Many of these programs will fail as a result of their inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00." The Company believes that its systems are currently year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications. However, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.

ACCOUNTING PRONOUNCEMENTS

         In June, 1997, SFAS No. 130, Reporting Comprehensive Income, was issued and will become effective for the Company in fiscal year 1998. Management does not expect the adoption of this standard to have a material impact on its financial statements, except to the extent that unrealized gains and losses on available-for-sale securities are included in comprehensive income.

         Also in June, 1997 and February, 1998, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information and SFAS No. 132, Employers Disclosures About Pensions and Other Post Retirement Benefits. These standards will become effective for the Company in fiscal year 1998. Management does not expect the adoption of these standards to have a material impact on the financial statements.

ITEM 7.  FINANCIAL STATEMENTS.

The following financial statements are filed with this report:

Independent Auditor's Report-Deloitte & Touche, LLP
Independent Auditor's Report-Heathcott & Mullaly, P.C.
Consolidated Balance Sheets - December 31, 1997  and 1996
Consolidated Statements of Income - Years ended December 31, 1997, 1996 and 1995 Consolidated Statements of Changes in Stockholders' Equity - Years ended
  December 31, 1997, 1996 and 1995
Consolidated Statements of Cash Flows - Years ended December 31, 1997,
  1996 and 1995
Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


Board of Directors
Franklin Financial Corporation and Subsidiary

We have audited the consolidated balance sheet of Franklin Financial Corporation and Subsidiary as of December 31, 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the years ended December 31, 1996 and 1995 were audited by other auditors whose report, dated March 13, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements present fairly, in all material respects, the consolidated financial position of Franklin Financial Corporation and Subsidiary as of December 31, 1997, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche, LLP
Nashville, Tennessee


February 16, 1998

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Franklin Financial Corporation

We have audited the consolidated balance sheet of Franklin Financial Corporation and Subsidiary as of December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Financial Corporation and Subsidiary as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/Heathcott & Mullaly, P.C.
Brentwood, Tennessee
March 13, 1997

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                        1997                1996
ASSETS

Cash and cash equivalents (Notes 1 and 2)                          $ 10,696,477        $  8,271,546
Federal funds sold                                                           --             233,000
Investment securities available-for-sale, at fair
  value (Notes 1 and 3)                                              25,400,895          18,052,348
Mortgage-backed securities available-for-sale, at
  fair value (Notes 1 and 3)                                         29,653,954          20,042,320
Investment securities held-to-maturity, fair value $5,231,690
  in 1997 and $3,841,500 in 1996 (Notes 1 and 3)                      5,102,525           3,761,639
Mortgage-backed securities held-to-maturity, fair value
  $862,890 in 1997 and $1,437,750 in 1996 (Notes 1 and 3)               856,646           1,431,625
Federal Home Loan and Federal Reserve Bank stock                      1,129,100             937,700
Loans held for sale (Note 1)                                          3,736,909           3,979,922

Loans (Notes 1 and 4)                                               190,344,656         153,474,281
Allowance for loan losses (Notes 1 and 5)                            (1,827,956)         (1,471,904)
                                                                   ------------        ------------
            Net loans                                               188,516,700         152,002,377

Premises and equipment (Notes 1 and 9)                                6,305,752           4,682,471
Accrued interest receivable                                           1,889,626           1,548,864
Other assets (Notes 7 and 13)                                         1,144,219             723,562
                                                                   ------------        ------------

TOTAL                                                              $274,432,803        $215,667,374
                                                                   ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing                                              $ 28,112,630        $ 27,374,940
  Interest-bearing                                                  219,459,079         172,535,886
                                                                   ------------        ------------
            Total deposits (Note 10)                                247,571,709         199,910,826

Repurchase agreements (Note 6)                                        4,420,936                  --
Other borrowings (Note 11)                                            3,029,541           1,050,000
Accrued interest payable                                              1,056,858             734,941
Other liabilities                                                       564,087             467,392
                                                                   ------------        ------------
            Total liabilities                                       256,643,131         202,163,159
COMMITTMENTS AND CONTINGENCIES (Notes 8 and 12)

STOCKHOLDERS' EQUITY:
  Common stock, no par value - authorized, 10,000,000 shares;
    issued 6,990,362 and 1,732,547 shares at December 31,
    1997 and 1996, respectively                                       9,819,631           4,331,368
  Additional paid-in capital                                                 --           5,253,987
  Unrealized gain on securities available-for-sale,
    net of income taxes (Note 1)                                        213,780              51,070
  Retained earnings                                                   7,756,261           3,867,790
                                                                   ------------        ------------
            Total stockholders' equity (Note 15)                     17,789,672          13,504,215
                                                                   ------------        ------------
TOTAL                                                              $274,432,803        $215,667,374
                                                                   ============        ============

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                       1997             1996             1995
INTEREST INCOME:
  Interest and fees on loans                       $18,871,966      $14,112,610      $ 9,775,019
  Taxable securities                                 3,193,657        2,236,597        1,846,112
  Tax-exempt securities                                294,770          275,667          250,871
  Federal funds sold                                   160,896           84,539          101,472
  Deposits in financial institutions                        --              427            6,361
                                                   -----------      -----------      -----------
            Total interest income                   22,521,289       16,709,840       11,979,835
INTEREST EXPENSE:
  Certificates of deposit over $100,000              4,442,619        2,947,262        2,275,832
  Other deposits                                     5,962,588        4,705,616        3,717,930
  Federal Home Loan Bank advances                       25,680            9,260           13,908
  Other borrowed funds                                 465,249           68,447           15,821
                                                   -----------      -----------      -----------
            Total interest expense                  10,896,136        7,730,585        6,023,491
                                                   -----------      -----------      -----------
NET INTEREST INCOME                                 11,625,153        8,979,255        5,956,344
PROVISION FOR LOAN LOSSES (Note 5)                     420,000          420,000          320,000
                                                   -----------      -----------      -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                   11,205,153        8,559,255        5,636,344
OTHER INCOME:
  Service charges on deposit accounts                1,096,323          901,214          674,059
  Mortgage banking activities                        1,132,835          531,620          484,448
  Gain on sale of investment securities                121,089           88,933           38,602
  Other service charges, commissions and fees          424,054          279,769          128,750
                                                   -----------      -----------      -----------
            Total other income                       2,774,301        1,801,536        1,325,859
OTHER EXPENSES:
  Salaries and employee benefits (Note 16)           4,401,976        3,521,772        2,799,031
  Occupancy (Note 12)                                  901,174          818,550          709,738
  Furniture and equipment                              673,752          553,734          435,406
  Communications and supplies                          343,093          290,761          269,515
  Advertising and marketing                            282,562          224,083          201,282
  FDIC and regulatory assessments                       90,167           67,387          164,142
  Other                                              1,148,195          882,518          697,669
                                                   -----------      -----------      -----------
            Total other expenses                     7,840,919        6,358,805        5,276,783
                                                   -----------      -----------      -----------

INCOME BEFORE INCOME TAXES                           6,138,535        4,001,986        1,685,420
INCOME TAXES (Note 13)                               2,250,064        1,436,501          562,154
                                                   -----------      -----------      -----------
NET INCOME                                         $ 3,888,471      $ 2,565,485      $ 1,123,266
                                                   ===========      ===========      ===========
NET INCOME PER SHARE:
  Basic                                            $      0.56      $      0.37      $      0.16
                                                   ===========      ===========      ===========
  Diluted                                          $      0.48      $      0.34      $      0.15
                                                   ===========      ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                              6,962,518        6,905,156        6,887,060
                                                   ===========      ===========      ===========
  Diluted                                            8,153,207        7,651,081        7,335,298
                                                   ===========      ===========      ===========


See notes to consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                        COMMON STOCK             ADDITIONAL
                                                                  -------------------------        PAID-IN
                                                                   SHARES         AMOUNT           CAPITAL
BALANCE, DECEMBER 31, 1994                                        1,721,556     $ 4,303,890      $5,149,009
  Issuance of common stock                                            1,679           4,198          12,980
  Change in unrealized loss on available-for-sale securities,
     net of income taxes                                                 --              --              --
  Net income                                                             --              --              --
                                                                  ---------     -----------      ----------
BALANCE, DECEMBER 31, 1995                                        1,723,235       4,308,088       5,161,989
  Issuance of common stock                                            9,312          23,280          91,998
  Change in unrealized loss on available-for-sale securities,
     net of income taxes                                                 --              --              --
  Net income                                                             --              --              --
                                                                  ---------     -----------      ----------
BALANCE, DECEMBER 31, 1996                                        1,732,547       4,331,368       5,253,987
  Change in par value of common stock from $2.50 to no par               --       5,253,987      (5,253,987)
  Two-for-one stock split                                         1,732,547              --              --
  Issuance of common stock                                           30,087         234,276              --
  Change in unrealized gain on available-for-sale securities,
    net of income taxes                                                  --              --              --
  Net income                                                             --              --              --
  Subsequent two-for-one stock split (Note 19)                    3,495,181              --              --
                                                                  ---------     -----------      ----------

BALANCE, DECEMBER 31, 1997                                        6,990,362       9,819,631              --
                                                                  =========     ===========      ==========

                                                                NET UNREALIZED
                                                                   GAIN ON        RETAINED
                                                                  SECURITIES      EARNINGS         TOTAL

BALANCE, DECEMBER 31, 1994                                        $(279,693)     $  179,039     $ 9,352,245
  Issuance of common stock                                               --              --          17,178
  Change in unrealized loss on available-for-sale securities,
     net of income taxes                                            505,292              --         505,292
  Net income                                                             --       1,123,266       1,123,266
                                                                  ---------      ----------     -----------
BALANCE, DECEMBER 31, 1995                                          225,599       1,302,305      10,997,981
  Issuance of common stock                                               --              --         115,278
  Change in unrealized loss on available-for-sale securities,
     net of income taxes                                           (174,529)             --        (174,529)
  Net income                                                             --       2,565,485       2,565,485
                                                                  ---------      ----------     -----------
BALANCE, DECEMBER 31, 1996                                           51,070       3,867,790      13,504,215
  Change in par value of common stock from $2.50 to no par               --              --              --
  Two-for-one stock split                                                --              --              --
  Issuance of common stock                                               --              --         234,276
  Change in unrealized gain on available-for-sale securities,
    net of income taxes                                             162,710              --         162,710
  Net income                                                             --       3,888,471       3,888,471
  Subsequent two-for-one stock split (Note 19)                           --              --              --
                                                                  ---------      ----------     -----------

BALANCE, DECEMBER 31, 1997                                        $ 213,780      $7,756,261     $17,789,672
                                                                  =========      ==========     ===========



See notes to consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                         1997              1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $  3,888,471      $  2,565,485      $  1,123,266
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, amortization and accretion                           679,716           537,628           441,299
      Provision for loan losses                                          420,000           420,000           320,000
      Deferred income taxes                                              (36,181)          (34,548)           38,947
      Loans originated for sale                                      (39,056,678)      (25,152,056)      (20,388,580)
      Proceeds from sale of loans                                     46,632,305        25,755,653        20,387,929
      Gain on sale of investment securities                             (121,089)          (88,933)          (38,602)
      Gain on sale of loans                                              (92,202)         (124,390)           (6,740)
      Gain on sale of fixed assets                                          (234)           (1,950)               --
      Increase in accrued interest receivable                           (340,762)         (237,659)         (383,145)
      Increase in accrued interest payable                               321,917           219,952           261,521
      Increase (decrease) in other liabilities                            96,695           (12,500)          382,373
      Increase in other assets                                          (553,422)          (30,258)         (279,256)
                                                                    ------------      ------------      ------------

            Net cash provided by operating activities                 11,838,536         3,816,424         1,859,012

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in federal funds sold                              233,000           299,000          (532,000)
  Decrease (increase) in interest-bearing deposits
    in financial institutions                                                 --            93,237           (93,237)
  Proceeds from sales of securities available-for-sale                34,646,948         5,075,657         5,838,387
  Proceeds from maturities of securities available-for-sale            8,875,201        16,312,362         5,034,213
  Proceeds from maturities of securities held-to-maturity                859,409         1,079,547         1,782,063
  Purchases of securities held-to-maturity                            (1,638,384)       (2,832,353)         (914,982)
  Purchases of securities available-for-sale                         (60,138,871)      (27,559,776)      (17,667,045)
  Purchases of Federal Home Loan and Federal Reserve Bank stock         (191,400)         (240,700)         (381,900)
  Net increase in loans                                              (44,174,735)      (46,112,890)      (35,855,245)
  Purchases of premises and equipment, net                            (2,180,409)         (337,961)       (1,280,522)
                                                                    ------------      ------------      ------------

            Net cash used in investing activities                    (63,709,241)      (54,223,877)      (44,070,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits                                                47,660,883        49,542,790        51,410,905
  Increase in repurchase agreements                                    4,420,936                --                --
  Increase (decrease) in other borrowings                              1,979,541         1,050,000        (4,900,000)
  Net proceeds from issuance of common stock                             234,276           115,278            17,178
                                                                    ------------      ------------      ------------

            Net cash provided by financing activities                 54,295,636        50,708,068        46,528,083
                                                                    ------------      ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              2,424,931           300,615         4,316,827

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           8,271,546         7,970,931         3,654,104
                                                                    ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $ 10,696,477      $  8,271,546      $  7,970,931
                                                                    ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for income taxes                        $  2,311,486      $  1,422,279      $    307,442
                                                                    ============      ============      ============
  Cash paid during the year for interest                            $ 10,574,219      $  7,510,633      $  5,761,970
                                                                    ============      ============      ============

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accounting policies of Franklin Financial Corporation (the "Company") and Subsidiary conform to generally accepted accounting principles and to general practices within the banking industry. The Company was incorporated on December 27, 1988 for the purpose of becoming a bank holding company. The Company's subsidiary bank opened for business on December 1, 1989.

      CONSOLIDATED SUBSIDIARY - The consolidated financial statements include the accounts of the Company's wholly-owned subsidiary, Franklin National Bank, Franklin, Tennessee (the "Bank") and its subsidiaries, Hometown Loan Company, Hometown Insurance Agency, Inc. and Franklin Financial Securities. Material intercompany transactions and balances have been eliminated.

      NATURE OF OPERATIONS - Substantially all of the assets, liabilities, and operations presented in the consolidated financial statements are attributable to Franklin National Bank. The Bank provides a variety of banking services to individuals and businesses through its branches in Brentwood, Franklin, Fairview and Spring Hill, Tennessee. Its primary deposit products are demand deposits, savings deposits, and certificates of deposits, and its primary lending products are commercial business, real estate mortgage, and consumer loans.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ form those estimates.

      CASH AND CASH EQUIVALENTS include cash on hand and amounts due from banks.

      INVESTMENT AND MORTGAGE-BACKED SECURITIES - Securities are classified into three categories: held-to-maturity, available-for-sale, and trading.

      Securities classified as held-to-maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. The Company has the positive intent and ability to hold these securities to maturity. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Trading securities are those held principally for the purpose of selling in the near future and are carried at fair value. The Company does not currently maintain a trading portfolio.

      Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders' equity. Realized gains and losses for securities classified as either available-for-sale or held-to-maturity are reported in earnings based on the adjusted cost of the specific security sold.

      Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

      LOANS - Loans are stated at the principal amount outstanding. Deferred loan fees and the allowance for loan losses are recorded as reductions of loans. Loan origination and commitment fees in excess of certain related costs are being deferred and amortized as an adjustment of the related loan's yield over the contractual life of the loan. Interest income on loans is computed based on the outstanding loan balance.

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

      The allowance for possible loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. A loan is considered impaired when management has determined it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

      FINANCIAL INSTRUMENTS - All derivative financial instruments held or issued by the Company are held or issued for purposes other than trading. Interest rate futures contracts are entered into by the Company as hedges against exposure to interest rate risk and are not for speculation purposes. Changes in the market value of interest rate futures contracts are deferred while the contracts are open and subsequently amortized into interest income or expense over the maturity period of the hedged assets or liabilities after the contract closes. The maximum term of such contracts used by the Company is 30 days.

      OTHER OFF-BALANCE SHEET INSTRUMENTS. In the ordinary course of business the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, standby letters of credit, and mortgage loans sold subject to repurchase provisions. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

      MORTGAGE BANKING ACTIVITIES - The Company originates and sells residential mortgage loans. Generally, such loans are sold at origination. Any loans held for sale are carried at the lower of cost or market value in the aggregate with respect to the entire portfolio.

      Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities. This statement, which did not have a material effect on the Company's consolidated financial statements, requires that servicing assets be measured by allocating the previous carrying amount between the assets sold and the retained interests based on their relative fair values at date of transfer. The Company's mortgage servicing rights are related to in-house origination serviced for others. The initial amount recorded as mortgage servicing rights is essentially the difference between the amount that can be realized when loans are sold, servicing released, as compared to loans sold, servicing retained.

      Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. For purposes of measuring impairment, the rights are stratified based on the following predominant risk characteristics of the underlying loans: loan type, interest rate, loan size, origination date, loan term and collateral location. The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

      PREMISES AND EQUIPMENT - Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation has been computed on straight-line and accelerated methods, based on the estimated useful lives of the respective assets. Leasehold improvements are being amortized over the lease term on a straight-line basis.

      INCOME TAXES - The Company files a consolidated tax return with its subsidiary. Income taxes are allocated to members of the consolidated group on a separate return basis. Income taxes have been provided using the liability method as prescribed by SFAS No. 109, Accounting for Income Taxes.

      EARNINGS PER SHARE - Earnings per share ("EPS") for all periods have been computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the year plus additional common shares calculated for stock options and warrants using the treasury stock method.

      RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1997, SFAS No. 130, Reporting Comprehensive Income, was issued and will become effective for the Company in fiscal year 1998. Management does not expect the adoption of this standard to have a material impact on its consolidated financial statements, except to the extent that unrealized gains and losses on available-for-sale securities are included in comprehensive income.

      Also in June 1997 and February 1998, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information and SFAS No. 132, Employers Disclosures About Pensions and Other Postretirement Benefits. These standards will become effective for the Company in fiscal year 1998. Management does not expect the adoption of these standards to have a material impact on the consolidated financial statements.

2.    RESTRICTED CASH BALANCES

      The subsidiary Bank is required to maintain reserves, in the form of cash and deposits, with the Federal Reserve Bank against its deposit liabilities. Aggregate reserves of the subsidiary of approximately $1,096,000 were maintained to satisfy federal regulatory requirements at December 31, 1997.

3.    INVESTMENT AND MORTGAGE-BACKED SECURITIES

      The following tables reflect the amortized cost and estimated fair values of debt, equity and mortgage-backed securities held at December 31, 1997 and 1996. In addition, gross unrealized gains and losses are disclosed as of December 31, 1997 and 1996.

                                                                                1997
                                                    ------------------------------------------------------
                                                                      GROSS       GROSS
                                                     AMORTIZED     UNREALIZED   UNREALIZED        FAIR
AVAILABLE-FOR-SALE                                     COST           GAINS       LOSSES          VALUE
U.S. Treasury obligations                           $13,679,288     $ 60,974     $   (587)     $13,739,675
Obligations of U.S. government agencies               7,094,010       38,726      (10,851)       7,121,885
Obligations of state and political subdivisions       4,068,251      124,613       (3,816)       4,189,048
Corporate notes                                         330,237       20,050           --          350,287
                                                    -----------     --------     --------      -----------
Investment securities                                25,171,786      244,363      (15,254)      25,400,895
Mortgage-backed securities                           29,538,260      182,313      (66,619)      29,653,954
                                                    -----------     --------     --------      -----------

TOTAL AVAILABLE-FOR-SALE                            $54,710,046     $426,676     $(81,873)     $55,054,849
                                                    ===========     ========     ========      ===========

HELD-TO-MATURITY

U.S. Treasury obligations                           $   507,307     $     --     $     (7)         507,300
Obligations of U.S. government agencies               1,590,710       13,603           --        1,604,313
Obligations of state and political subdivisions       2,974,508      113,084           --        3,087,592
Corporate notes                                          30,000        2,485           --           32,485
                                                    -----------     --------     --------      -----------
Investment securities                                 5,102,525      129,172           (7)       5,231,690
Mortgage-backed securities                              856,646        8,499       (2,255)         862,890
                                                    -----------     --------     --------      -----------

TOTAL HELD-TO-MATURITY                              $ 5,959,171     $137,671     $ (2,262)     $ 6,094,580
                                                    ===========     ========     ========      ===========


                                                                             1996
                                                    -------------------------------------------------------
                                                                     GROSS         GROSS
                                                     AMORTIZED     UNREALIZED    UNREALIZED        FAIR
AVAILABLE-FOR-SALE                                     COST          GAINS         LOSSES          VALUE
U.S. Treasury obligations                           $ 8,872,291     $ 15,682     $  (6,068)     $ 8,881,905
Obligations of U.S. government agencies               4,503,597       35,649       (37,324)       4,501,922
Obligations of state and political subdivisions       4,161,043      143,671       (27,537)       4,277,177
Corporate notes                                         376,301       15,043            --          391,344
                                                    -----------     --------     ---------      -----------
Investment securities                                17,913,232      210,045       (70,929)      18,052,348
Mortgage-backed securities                           20,099,064      119,772      (176,516)      20,042,320
                                                    -----------     --------     ---------      -----------

TOTAL AVAILABLE-FOR-SALE                            $38,012,296     $329,817     $(247,445)     $38,094,668
                                                    ===========     ========     =========      ===========

HELD-TO-MATURITY

Obligations of U.S. government agencies             $ 1,236,133     $ 12,850     $    (426)     $ 1,248,557
Obligations of state and political subdivisions       2,495,717       88,875       (21,519)       2,563,073
Corporate notes                                          29,789           81            --           29,870
                                                    -----------     --------     ---------      -----------
Investment securities                                 3,761,639      101,806       (21,945)       3,841,500
Mortgage-backed securities                            1,431,625        7,096          (971)       1,437,750
                                                    -----------     --------     ---------      -----------

TOTAL HELD-TO-MATURITY                              $ 5,193,264     $108,902     $ (22,916)     $ 5,279,250
                                                    ===========     ========     =========      ===========

      Proceeds from sale of securities available-for-sale during 1997, 1996 and 1995 amounted to $34,646,948, $5,075,657 and $5,838,387, respectively.
      Gross gains of $148,280, $90,077 and $48,008 and gross losses of $27,191, $1,144 and $9,406 were realized on those sales in 1997, 1996 and 1995, respectively.

      The amortized cost and fair value of debt securities at December 31, 1997, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                          AVAILABLE-FOR-SALE             HELD-TO-MATURITY
                                     ---------------------------     -------------------------

                                       AMORTIZED                      AMORTIZED
                                         COST         FAIR VALUE        COST        FAIR VALUE
Due in one year or less              $ 3,850,116     $ 3,852,215     $  450,656     $  450,884
Due after one through five years      10,349,450      10,397,767      1,636,989      1,661,681
Due after five through ten years       7,789,404       7,913,210      2,224,911      2,306,464
Due after ten years                    3,182,816       3,237,703        789,969        812,661
                                     -----------     -----------     ----------     ----------
                                      25,171,786      25,400,895      5,102,525      5,231,690
Mortgage-backed securities            29,538,260      29,653,954        856,646        862,890
                                     -----------     -----------     ----------     ----------

                                     $54,710,046     $55,054,849     $5,959,171     $6,094,580
                                     ===========     ===========     ==========     ==========


      Fair value of securities is established by an independent pricing service as of the approximate dates indicated. Securities carried at $51,283,039 and $41,241,100 at December 31, 1997 and 1996, respectively, were pledged to secure deposits and for other purposes.

      At December 31, 1997, the Company did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.

4.    LOANS

      Loans at December 31, 1997 and 1996 are summarized as follows:

                                                1997               1996
Commercial, financial and agricultural     $ 43,343,432       $ 33,197,608
Real estate - construction                   33,708,093         23,307,147
Real estate - mortgage                       98,732,668         84,101,030
Consumer                                     15,000,838         13,230,250
                                           ------------       ------------
                                            190,785,031        153,836,035
Deferred loan fees                             (440,375)          (361,754)
                                           ------------       ------------

Total loans                                $190,344,656       $153,474,281
                                           ============       ============

      Direct and indirect loans to officers and directors during 1997 and 1996 are as follows:

                                     1997             1996
Balance at beginning of year     $ 1,496,491      $ 1,476,767
  New loan disbursements           1,255,483        1,012,936
  Repayments                      (1,130,709)        (993,212)
                                 -----------      -----------

Balance at end of year           $ 1,621,265      $ 1,496,491
                                 ===========      ===========

      In addition, there were approximately $418,518 of undisbursed loan commitments to such parties at December 31, 1997.

5.    ALLOWANCE FOR LOAN LOSSES

      Transactions in the allowance for loan losses were as follows:

                                                            1997             1996             1995
          Balance at beginning of year                   $1,471,904       $1,061,609       $  762,177
          Provisions charged to operating expense           420,000          420,000          320,000
          Loans charged off                                 (76,419)         (22,167)         (38,256)
          Recoveries on previously charged off loans         12,471           12,462           17,688
                                                         ----------       ----------       ----------

          Balance at end of year                         $1,827,956       $1,471,904       $1,061,609
                                                         ==========       ==========       ==========

      At December 31, 1997, the Bank had loans that were specifically classified as impaired in the amount of approximately $29,800. The allowance for loan losses related to impaired loans amount to $25,000 at December 31, 1997. At December 31, 1996, there were no loans classified as impaired.

6.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

      Securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at the amounts at which the securities will subsequently be repurchased. It is the Company's policy to maintain collateral with a market value equal to or in excess of the principal amount borrowed under repurchase agreements. The Company monitors the market value of the underlying securities which collateralize the related liability on repurchase agreements, including accrued interest, and provides additional collateral when deemed appropriate.

7.    LOAN SERVICING

      The unpaid principal balances of mortgage loans serviced for others was approximately $32,836,000 and $16,964,000 at December 31, 1997 and 1996,
      respectively.

      Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $611,000 and $244,000 at December 31, 1997 and 1996, respectively.

      As discussed in Note 1, the Company adopted SFAS No. 125 in 1997. Mortgage servicing rights of $238,622 and $106,289 were capitalized in 1997 and 1996, respectively. Amortization of servicing rights amount to $69,224, $42,914 and $17,166 during 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, the amortized costs approximate market value of mortgage servicing rights.

8.    OTHER FINANCIAL INSTRUMENTS, COMMITMENTS AND CONTINGENCIES

      The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuation in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, mortgage loans sold subject to repurchase provisions and futures contracts. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments.

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

                                                                        CONTRACT OR
                                                                      NOTIONAL AMOUNT
Financial instruments whose contract amounts represent credit risk:
  Commitments to extend credit                                          $43,732,283
  Credit card commitments                                                   232,391
  Standby letters of credit                                               6,263,916
  Mortgage loans sold subject to repurchase provisions                   10,123,679

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness individually. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

      The Bank uses financial futures contracts in connection with its asset/liability management program in managing interest rate exposure arising out of non-trading assets and liabilities. Short futures positions held in U.S. Treasury note contracts at December 31, 1997 and 1996, were approximately $10,000,000 and $2,000,000, respectively. Deferred gains primarily representing premiums received of $26,000 and $3,000 at December 31, 1997 and 1996, respectively, are included in other liabilities on the consolidated balance sheets.

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

9.    PREMISES AND EQUIPMENT

      Premises and equipment at December 31, 1997 and 1996 are summarized as follows:

                                                      1997           1996
Land                                               $  429,227     $  288,484
Buildings                                           1,635,562        490,836
Leasehold improvements - buildings                  3,454,914      2,941,628
Furniture and equipment                             2,859,749      2,478,248
                                                   ----------     ----------
                                                    8,379,452      6,199,196
Less accumulated depreciation and amortization      2,073,700      1,516,725
                                                   ----------     ----------

                                                   $6,305,752     $4,682,471
                                                   ==========     ==========

10.   DEPOSITS

      A summary of deposits at December 31, 1997 and 1996 follows:

                                                    1997             1996
Non-interest bearing demand                     $ 28,112,630     $ 27,374,940
Interest-bearing demand                           56,059,953       38,833,039
Savings                                            8,050,119        6,850,965
Certificates of deposit of $100,000 or more       86,605,572       66,248,032
Other time                                        68,743,435       60,603,850
                                                ------------     ------------

                                                $247,571,709     $199,910,826
                                                ============     ============

      At December 31, 1997, the scheduled maturities of certificates of deposits and other time deposits are as follows:

         1998                                         $141,725,866
         1999                                            9,340,390
         2000                                            1,914,856
         2001                                              485,038
         Thereafter                                      1,882,857
                                                      ------------

                                                      $155,349,007
                                                      ============

11.   OTHER BORROWINGS

      The Company has a $6,000,000 line of credit established with a lending institution secured by all of the outstanding capital stock of the Bank. The balance outstanding on the line at December 31, 1997 was $2,280,000. Interest floats at the lending bank's base rate and is payable quarterly. Principal payments are required annually on January 31 based on the outstanding principal balance. The Bank also has federal funds lines (or the equivalent thereof) with correspondent banks totaling approximately $13,500,000.

      During 1997, the Company entered into a note payable with a lending institution in the amount of $753,639. The note bears interest at 8.5% and is secured by its Williamson Square branch building. Principal and interest is payable monthly. The amount outstanding at December 31, 1997 is $749,541.

      The Bank has a $7,500,000 line of credit with the Federal Home Loan Bank
      (FHLB) secured by a blanket pledge of 1-4 family residential mortgage loans. The arrangement is structured so that the carrying value of the loans pledged amounts to 150% of the principal balance of advances from the FHLB. All outstanding advances were paid in full as of December 31, 1997.

12.   RELATED PARTY AND OTHER LEASES

      The Company has entered into agreements with the chairman of the board of the Company to lease certain banking facilities. Increases are made annually on property leased from the chairman based on the increase in the Consumer Price Index during the previous year. All but one of the leases provide for a term of twenty years with three, five year renewal options. The remaining lease provides for a term of six and one half years with four, five year renewal options. All leases are accounted for as operating leases. Net rent expense paid to the chairman amounted to $390,206 in 1997, $300,028 in 1996, and $258,855 in 1995. Rent expense paid to unrelated parties amounted to $148,806 in 1997, $244,041 in 1996, and $191,514 in 1995.

      Minimum lease payments, exclusive of any increases related to the Consumer Price Index, are as follows:

                              RELATED
                               PARTY        OTHERS         TOTAL
1998                        $  438,806     $187,224     $  626,030
1999                           438,806      149,057        587,863
2000                           406,975      135,378        542,353
2001                           375,145      122,602        497,747
2002                           375,145       88,200        463,345
Future years                 2,422,810      198,450      2,621,260
                            ----------     --------     ----------

Total lease commitments     $4,457,687     $880,911     $5,338,598
                            ==========     ========     ==========

13.   INCOME TAXES

      Income taxes consist of the following:

                                                    1997            1996          1995
Current:
  Federal                                        $1,911,915      $1,222,898      $426,128
  State                                             374,330         248,151        97,079
                                                 ----------      ----------      --------
            Total current expense                 2,286,245       1,471,049       523,207
Deferred:
  Federal                                           (30,754)        (27,239)       32,736
  State                                              (5,427)         (7,309)        6,211
                                                 ----------      ----------      --------
            Total deferred (benefit) expense        (36,181)        (34,548)       38,947
                                                 ----------      ----------      --------

Total income taxes                               $2,250,064      $1,436,501      $562,154
                                                 ==========      ==========      ========

      Net deferred income tax assets are included in other assets on the balance sheet. Significant temporary differences between tax and financial reporting that give rise to net deferred tax assets (liabilities) are as follows at December 31, 1997 and 1996:

                                                          1997           1996
Deferred tax assets:
  Allowance for loan losses                            $ 661,174      $ 468,515
  Other                                                       --          3,860
                                                       ---------      ---------
            Total deferred tax assets                    661,174        472,375

Deferred tax liabilities:
  Mortgage servicing rights                             (133,106)       (62,079)
  Accumulated depreciation                              (253,841)      (195,402)
  FHLB stock dividends                                   (58,288)       (35,136)
  Unrealized gain on securities available-for-sale      (132,525)       (31,301)
                                                       ---------      ---------
            Total deferred tax liabilities              (577,760)      (323,918)
                                                       ---------      ---------

Net deferred tax asset                                 $  83,414      $ 148,457
                                                       =========      =========

      A reconciliation of income taxes with the amount of income taxes computed by applying the federal statutory rate (34%) to pretax income follows:

                                                        1997            1996           1995
Tax expense at statutory rate                        $2,087,102      $1,360,675      $ 573,042
Increase (decrease) in taxes resulting from:
  Tax-exempt income                                    (100,222)        (93,727)       (85,296)
  State income taxes, net of federal tax benefit        247,058         158,956         68,171
  Disallowed interest expense                            13,538          13,899             --
  Other, net                                              2,588          (3,302)         6,237
                                                     ----------      ----------      ---------

Total income taxes                                   $2,250,064      $1,436,501      $ 562,154
                                                     ==========      ==========      =========

14.   STOCK BASED COMPENSATION PLANS

      Organizers of the Company received warrants in connection with the Company's initial public offering granting the holders thereof the option to purchase 588,576 shares of common stock at $1.25 per share. In addition, the Company has an Incentive Stock Option Plan (the "Plan") which was adopted on April 19, 1990, by the Company's shareholders authorizing up to 200,000 shares for employees who are contributing significantly to the management or operation of the business of the Company as determined by the Company's Board of Directors or the committee administering the Plan. The Plan provides for the grant of options at the discretion of the Board of Directors of the Company or a committee designated by the Board of Directors to administer the Plan. The option exercise price must be at least 100% (110% in the case of a holder of 10% or more of the common stock) of the fair market value of the stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Stock options granted pursuant to the Plan will expire on or before (1) the date which is the tenth anniversary of the date of the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company. In 1996, an amendment to the plan increased the number of shares available for grant to 750,000 shares and provided for the granting of non-qualified options to eligible employees. The Plan provides for stock splits declared which would adjust the options outstanding and the number of shares authorized by the Plan according to the terms of the stock split. As more fully discussed in Notes 15 and 19, the Company declared a two-for-one stock split in 1997 and another two-for-one stock split in January 1998. Based on these stock splits, the number of shares authorized under the Plan is 3,000,000.

      All options expire within ten years from the date of grant except for 30,000 options issued in 1995 which expire in five years and 226,000 options issued in 1997 which expire in 15 years. The Company has continued to apply APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for either plan. Had compensation cost for the plans been determined based on the fair value at the grant date for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                             1997           1996           1995
Net income
  As reported            $3,888,471     $2,565,485     $1,123,266
  Pro forma               2,922,662      2,068,800      1,073,851
Net income per share
  As reported:
    Basic                $     0.56     $     0.37     $     0.16
    Diluted                    0.48           0.34           0.15
  Proforma:
    Basic                      0.45           0.30           0.16
    Diluted                    0.39           0.27           0.15

      In calculating the pro forma disclosures, the fair value of the options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted average assumptions:

                                              1997            1996        1995
Dividend yield                                N/A              1%          N/A
Expected volatility                           29%             28%          26%
Risk-free interest rate range             5.8% to 6.5%       6.50%        6.50%
Expected life                               7 years         9 years      7 years

      A summary of the status of the Company's stock option plans and warrants for the three years ended December 31, 1997, and the changes during those years is presented below.

                                                                         WEIGHTED
                                                            OPTIONS/     AVERAGE
                                                            WARRANTS     EXERCISE
                                                           OUTSTANDING    PRICE
Options and warrants outstanding at December 31, 1994        850,616      1.42
  Options granted                                             52,000      2.55
  Options exercised                                           (1,828)     1.38
  Options expired                                             (1,044)     1.38
                                                           ---------

Options and warrants outstanding at December 31, 1995        899,744      1.70
  Options granted                                            473,560      3.10
  Options exercised                                          (29,852)     2.75
                                                           ---------

Options and warrants outstanding at December 31, 1996      1,343,452      2.53
  Options granted                                            507,700      4.67
  Options exercised                                          (56,100)     3.36
  Options expired                                               (856)     1.38
                                                           ---------

Options and warrants outstanding at December 31, 1997      1,794,196      2.69
                                                           =========

      The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1997, 1996 and 1995 is $2.35, $1.32 and $.95 per share, respectively.

      The following table summarizes information about the stock options and warrants outstanding under the Company's plans at December 31, 1997:

                                     WEIGHTED        WEIGHTED
     RANGE OF                        AVERAGE          AVERAGE
     EXERCISE         NUMBER         EXERCISE        REMAINING         NUMBER
      PRICE         OUTSTANDING       PRICE            LIFE          EXERCISABLE
$1.25 - $2.50          865,336        $ 1.38            2.89            865,336

$2.51 - $4.50          914,660        $ 3.81            9.98            914,660

$4.51 - $11.00          14,200        $10.75            9.96             14,200
                     ---------                                        ---------
                     1,794,196        $ 2.69            6.56          1,794,196
                     =========                                        =========

15.   CAPITAL

      During 1997, the shareholders approved a change in the Company's par value of common stock from $2.50 to no par. The change in par value did not affect any of the existing rights of shareholders and has been recorded as adjustments to additional paid in capital and common stock.

      Substantial restrictions are placed on the Company's subsidiary with respect to payment of dividends without prior regulatory approval. The extent of dividends which may be paid by a national bank is generally limited to net profits for any given year combined with the retained net profits of the two preceding years. Cash dividends are also restricted, under the credit arrangement, if the Bank's leverage capital ratio is less than 7%.

      The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to total average assets (as defined). Management believes, as of December 31, 1997 and 1996, that the Company and the Bank are in compliance with all capital adequacy requirements to which they are subject.

      As of December 31, 1997, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier I risk-based, and Tier I leverage ratios must be maintained as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

      Actual capital amounts and ratios at December 31, 1997 and 1996, are as follows:

                                                                TO BE WELL CAPITALIZED
                                      FOR CAPITAL              UNDER PROMPT CORRECTIVE
                                   ADEQUACY PURPOSES              ACTION PROVISIONS                  ACTUAL
                             ----------------------------      ------------------------   ----------------------------
DECEMBER 31, 1997             FRANKLIN                           FRANKLIN                  FRANKLIN
                              NATIONAL                           NATIONAL                  NATIONAL
                                BANK         CONSOLIDATED          BANK    CONSOLIDATED      BANK         CONSOLIDATED
Amount:
  Tier I to average
    assets                   $10,766,274      $10,805,361      $13,457,843      N/A       $19,537,987      $17,542,616
  Tier I to risk-
    weighted assets            7,718,760        7,757,600       11,578,140      N/A        19,537,987       17,542,616
  Total capital to risk-
    weighted assets           15,437,520       15,515,200       19,296,900      N/A        21,365,943       19,370,572

Ratios:
  Tier I to average
    assets                          4.00%            4.00%            5.00%     N/A              7.26%            6.49%
  Tier I to risk-
    weighted assets                 4.00%            4.00%            6.00%     N/A             10.12%            9.05%
  Total capital to risk-
    weighted assets                 8.00%            8.00%           10.00%     N/A             11.07%            9.99%

                                                                TO BE WELL CAPITALIZED
                                      FOR CAPITAL              UNDER PROMPT CORRECTIVE
                                   ADEQUACY PURPOSES              ACTION PROVISIONS                  ACTUAL
                             ----------------------------      -------------------------   -----------------------------
DECEMBER 31, 1996             FRANKLIN                           FRANKLIN                   FRANKLIN
                              NATIONAL                           NATIONAL                   NATIONAL
                                BANK         CONSOLIDATED          BANK     CONSOLIDATED      BANK          CONSOLIDATED
Amount:
  Tier I to average
    assets                   $ 7,440,200      $ 7,440,840      $ 9,300,250       N/A       $14,435,991      $13,453,145
  Tier I to risk-
    weighted assets
                               6,358,360        6,359,680        9,537,540       N/A        14,435,991       13,453,145
  Total capital to risk-
    weighted assets
                              12,716,720       12,719,360       15,895,900       N/A        15,907,895       14,925,049

Ratios:
  Tier I to average
    assets                          4.00%            4.00%            5.00%      N/A              6.69%            6.24%
  Tier I to risk-
    weighted assets                 4.00%            4.00%            6.00%      N/A              9.08%            8.46%
  Total capital to risk-
    weighted assets                 8.00%            8.00%           10.00%      N/A             10.01%            9.39%

      In the calculation of basic and diluted EPS, net income is identical. Below is a reconciliation for the three years in the period ended December 31, 1997, of the difference between basic weighted average common shares outstanding and diluted weighted average common shares outstanding.

                                                1997          1996          1995
Weighted average common shares - basic       6,962,518     6,905,156     6,887,060
Effect of dilutive securities:
  Stock options                                693,963       174,001       122,419
  Warrants                                     496,726       571,924       325,819
                                             ---------     ---------     ---------
Weighted average common shares - diluted     8,153,207     7,651,081     7,335,298
                                             =========     =========     =========

      During March 1997, the Company declared a two-for-one common stock split which was payable on May 21, 1997, to shareholders of record on May 1, 1997. All references to per share and weighted average share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

16.   EMPLOYEE BENEFITS

      The Company has a 401(k) savings plan for all employees who have completed ninety days of service and are eighteen years of age or more. The Company generally matches fifty percent of employee contributions to the plan up to a maximum of three percent of gross wages. The Company's contributions to the plan are included in salaries and employee benefits on the consolidated statements of income and amounted to $56,815, $45,249 and $33,379, in 1997, 1996 and 1995, respectively.

17.   FAIR VALUES OF FINANCIAL INSTRUMENTS

      The estimated fair values of the Company's financial instruments are as follows at December 31, 1997 and 1996:

                                                     1997                                1996
                                         -----------------------------     -----------------------------
                                            CARRYING          FAIR           CARRYING           FAIR
                                             AMOUNT           VALUE           AMOUNT            VALUE
Financial assets:
  Cash and cash equivalents              $ 10,696,477     $ 10,696,477     $  8,271,546     $  8,271,546
  Federal funds sold                               --               --          233,000          233,000
  Securities available-for-sale            55,054,849       55,054,849       38,094,668       38,094,668
  Securities held-to-maturity               5,959,171        6,094,580        5,193,264        5,279,250
  Federal Home Loan and Federal
    Reserve Bank Stock                      1,129,100        1,129,100          937,700          937,700
  Loans                                   194,081,565      193,004,781      157,454,203      156,015,276
  Mortgage servicing rights                   332,765          332,765          163,367          163,367
  Accrued interest receivable               1,889,626        1,889,626        1,548,864        1,548,864

Financial liabilities:
  Deposits with defined maturities        155,349,007      155,273,202      126,851,882      126,853,049
  Deposits with undefined maturities       92,222,704       92,222,704       73,058,944       73,058,944
  Other borrowings                          7,450,477        7,450,477        1,050,000        1,050,000
  Accrued interest payable                  1,056,858        1,056,858          734,941          734,941
  Off-balance sheet instruments                    --           99,436               --           68,408

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. These fair values are provided for disclosure purposes only and do not impact carrying values of financial statement amounts.
      Cash and Cash Equivalents - The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values, which includes cash and due from banks.
      Federal Funds Sold - The carrying amount for federal funds sold approximate those assets' fair value.
      Investment Securities (including mortgage-backed securities) - Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.
      Federal Home Loan and Federal Reserve Bank Stock - The carrying amount for these securities approximates fair value.
      Loans - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.
      Mortgage Servicing Rights - The fair value of mortgage servicing rights are estimated using discounted cash flows based on a current market interest rate.
      Accrued Interest - The carrying amounts of accrued interest approximate their fair values.
      Defined Maturity Deposits - The fair value for defined maturity deposits, primarily certificates of deposit, is calculated by discounting future cash flows to their present value. Future cash flows, consisting of principal and interest payments, are discounted using rates offered on similar instruments based on the remaining maturity.
      Undefined Maturity Deposits - The fair value of undefined maturity deposits is equal to the carrying value and includes demand deposits, savings accounts, NOW accounts and money market deposit accounts.
      Other Borrowings - The carrying amounts of other borrowings approximate their fair values.
      Off-Balance Sheet Instruments - Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings. The fees charged for financial futures contracts are also representative of the fair value of such contracts.

18.   PARENT COMPANY ONLY FINANCIAL INFORMATION

      Financial information for Franklin Financial Corporation (parent company) as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 is as follows:

CONDENSED BALANCE SHEETS

                                             1997            1996
ASSETS

Cash                                     $    20,259     $    72,487
Investment in subsidiary                  19,785,056      14,487,059
Other                                      1,379,247         344,851
                                         -----------     -----------

TOTAL                                    $21,184,562     $14,904,397
                                         ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                              $ 3,394,890     $ 1,400,182
Stockholders' equity                      17,789,672      13,504,215
                                         -----------     -----------

TOTAL                                    $21,184,562     $14,904,397
                                         ===========     ===========

CONDENSED STATEMENTS OF INCOME          1997            1996            1995

INCOME:
  Management fees                    $  164,248      $   72,000      $   68,000
  Interest income                         2,016           6,379          11,726
                                     ----------      ----------      ----------
                                        166,264          78,379          79,726
EXPENSES:
  Interest expense                      218,336          32,335              --
  Salaries and employee benefits         23,336          34,868          33,026
  Other                                 147,039          82,495          60,355
                                     ----------      ----------      ----------
                                        388,711         149,698          93,381
LOSS BEFORE INCOME TAXES AND
  EQUITY IN UNDISTRIBUTED
  EARNINGS OF SUBSIDIARY               (222,447)        (71,319)        (13,655)

INCOME TAX BENEFIT                       75,631          24,207           4,916
                                     ----------      ----------      ----------

LOSS BEFORE EQUITY IN
  UNDISTRIBUTED EARNINGS
  OF SUBSIDIARY                        (146,816)        (47,112)         (8,739)

EQUITY IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARY                       4,035,287       2,612,597       1,132,005
                                     ----------      ----------      ----------

NET INCOME                           $3,888,471      $2,565,485      $1,123,266
                                     ==========      ==========      ==========

CONDENSED STATEMENTS OF CASH FLOWS:                       1997             1996             1995

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income                                          $ 3,888,471      $ 2,565,485      $ 1,123,266
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Depreciation                                         23,141               --               --
      Equity in undistributed earnings
        of subsidiary                                  (4,035,287)      (2,612,597)      (1,132,005)
      (Increase) decrease in other assets                 (72,997)          44,721         (215,992)
      Increase in other liabilities                        15,167          125,526          211,076
                                                      -----------      -----------      -----------
          Net cash (used in) provided by
            operating activities                         (181,505)         123,135          (13,655)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Purchase of premises and equipment                   (984,540)              --               --
                                                      -----------      -----------      -----------
          Net cash used in investing activities          (984,540)              --               --

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Net proceeds from issuance of
      common stock                                        234,276          115,278           17,178
    Purchase of subsidiary stock                       (1,100,000)      (1,400,000)        (100,000)
    Proceeds from borrowings                            1,979,541        1,050,000               --
                                                      -----------      -----------      -----------
          Net cash provided by (used in)
             financing activities                       1,113,817         (234,722)         (82,822)
                                                      -----------      -----------      -----------

NET DECREASE IN CASH                                      (52,228)        (111,587)         (96,477)
CASH AT BEGINNING OF YEAR                                  72,487          184,074          280,551
                                                      -----------      -----------      -----------
CASH AT END OF YEAR                                   $    20,259      $    72,487      $   184,074
                                                      ===========      ===========      ===========

19.   SUBSEQUENT EVENT

      During January 1998, the Company's Board of Directors approved a two-for-one stock split payable on February 19, 1998 to shareholders of record at the close of business on February 2, 1998. The consolidated balance sheets and statements of stockholders' equity reflect the split as if the split had occurred on December 31, 1997. All previously reported per share and weighted average share information has been retroactively restated as if the split had occurred at the beginning of the years presented.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There has been no occurrence requiring a response to this item.

                                    PART III

ITEM 9. DIRECTORS. EXECUTIVE OFFICERS. PROMOTERS AND CONTROL PERSONS:
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of the Company and the Bank are as follows:

                                                     Position                          Position
        Name                                       with Company                        with Bank
        ----                                       ------------                        ---------
   Joseph H. Bowman, IV                                -                        Executive Vice President
                                                                                     and Director
   James W. Cross, IV                                  -                               Director
   Richard E. Herrington                     President, Chief Executive         Chief Financial Officer
                                               Officer and Director                  and Director
   Gordon E. Inman                           Chairman of the Board               Chairman of the Board

   J. Myers Jones, III                                 -                       President, Chief Executive
                                                                                 Officer and Director
   Charles R. Lanier                                Director                    Executive Vice President
                                                                                       and Director
   George M. Miller                                    -                                Director
   D. Edward Moody                                     -                                Director
   Lisa Musgrove                                       -                            Vice President
                                                                                    and Comptroller
   Houston Naron, Jr.                                  -                                Director
   D. Wilson Overton                                 Director                           Director
   Edward M. Richey                                  Director                           Director
   Edward P. Silva                                   Director                           Director
   Melody J. Smiley                                    -                                Director
   Richard D. White                                    -                                Director

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

         JOSEPH H. BOWMAN, IV, age 50, has served as Executive Vice President/Senior Loan Officer of the Bank since July 1991. From 1976 to 1991, Mr. Bowman served in various capacities with Sovran Bank (formerly Williamson County Bank), including most recently as Senior Vice President.

         JAMES W. CROSS, IV, age 34, has served as the President and owner of Century Construction Company, a developer and general contractor, since 1988. Mr. Cross has served as a director of the Bank since September 1994.

         RICHARD E. HERRINGTON, age 50, has served as President and Chief Executive Officer of the Company since December 1988 and of the Bank from May 1989 to July 1992. From 1985 to 1988, Mr. Herrington served as President of Security Information Systems, Inc., a subsidiary of Security Federal Savings and Loan, Nashville, Tennessee.

         GORDON E. INMAN, age 59. has served as Chairman of the Board of the Company since December 1988 and of the Bank since May 1989. In addition, Mr. Inman was the owner of Inman Realtors, a real estate brokerage firm from 1979 to 1996.

         J. MYERS JONES, III, age 47, has served as President and Chief Executive Officer of the Bank since August 1992. From 1989 to 1992, Mr. Jones served as County Executive Officer of NationsBank of Tennessee, N.A. From 1988 to 1989, he served as Senior Credit Officer of Sovran Bank/Williamson County, and from 1986 to 1988, he served as Senior Credit Officer of Sovran Bank/Eastern.

         CHARLES R. LANIER, age 41, has served as Executive Vice President of the Bank since July 1989. Mr. Lanier served in various capacities with Sovran Bank (formerly Williamson County Bank) in Williamson County, Tennessee from 1978 to 1989, including most recently. Assistant Vice President for Commercial Lending.

         GEORGE M. MILLER, age 66, has served as President and Chief Executive Officer of the United Methodist Foundation for Christian Higher Education since 1995. From 1992 to 1995 he served as Executive Director of the Nashville Zoo. From 1972 to 1992 Mr. Miller served in various banking capacities, including most recently Senior Vice President at NationsBank. Mr. Miller has served as a director of the Bank since April 1996.

         D. EDWARD MOODY, age 77, has been the owner of Moody's Tire Company since 1944. Mr. Moody is also a Trustee of Belmont University in Nashville. Tennessee.

         LISA MUSGROVE, age 35, has served as Vice President and Comptroller of the Bank since July 1994. Ms. Musgrove served in various capacities with Tennessee National Bank from 1989 to 1994, including most recently, Vice President, Controller and Treasurer.

         N. HOUSTON NARON, JR., age 51, has served as principal and partner of Employee Benefit Services of Franklin, an employee benefits consulting firm, since 1994. From 1989 to 1994, Mr. Naron served as director of benefits of Nissan Motors USA. Inc., an auto manufacturer. Mr. Naron has served as a director of the Bank since September 1994.

         D. WILSON OVERTON, age 48, is a Certified Public Accountant and has been a shareholder and a director of Williams, Crosslin, Sparks & Vaden, P.C. since September 1996. From 1992 to September 1996, Mr. Overton was a shareholder in the regional accounting firm of Home CPA Group, a professional association. From 1991 to 1992, Mr. Overton was a partner in the accounting firm of Yeary, Howell, Overton & Michie, CPA's. Form 1989 to 1991, Mr. Overton was the owner of
D. Wilson Overton, CPA, and from 1984 to 1989, he was associated with the firm of Wilson, Work, Fossett & Greer, CPA's.

         EDWARD M. RICHEY, age 46, has been the owner and a director of Goodman, Inman & Richey, Inc., a Nutrisystem, Inc. weight loss center franchisee, since 1979, and served as its President from 1979 to 1986. In addition, Mr. Richey has served as President of Richey Insurance Service, Inc. since 1976.

         EDWARD P. SILVA, age 55, is an attorney-at-law who has been a partner in the law firm of Hartzog, Silva & Davies since 1974.

         MELODY J. SMILEY, age 45, is a Certified Public Accountant and has owned her local accounting practice since 1986.

         RICHARD D. WHITE, age 46, has been the Senior Pastor of the First Baptist Church of Franklin for the past 14 years. Mr. White has served as a director of the Bank since April 1994.

There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

The Company is not subject to the requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

ITEM 10.     EXECUTIVE COMPENSATION.

         The following table provides certain summary information for the fiscal years ended December 31,1997, 1996 and 1995 concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and the other executive officers of the Company who earned more than $100,000 during fiscal 1997 (together with the Chief Executive Officer, the "Named Executive Officers').

                           Summary Compensation Table

                                                                     Long-Term
                                                                    Compensation
                                                                    ------------
                                                                       Number
                                                                         of
Name and                                   Annual Compensation         Options        All Other
Principal Position           Year         Salary          Bonus        Awarded     Compensation(1)
------------------           ----        --------        ------     ------------   ---------------
Gordon E. Inman              1997        $163,114        $   --        226,000        $24,235(2)
  Chairman of                1996         158,363            --        205,000         21,415(3)
  the Board                  1995         154,500         3,000         30,000         18,238(4)

Richard E. Herrington        1997        $116,713        $   --         80,000        $ 5,794
  President and Chief        1996         110,917            --         60,000          5,458
  Executive Officer          1995         106,421         2,000         10,000          2,117

J. Myers Jones               1997        $115,163        $   --         40,000        $ 3,022
  Bank President             1996         110,790            --         40,000          3,296
                             1995         109,609         4,000             --          2,135


         (1) Except as set forth in Notes 2, 3 and 4, all amounts included in All Other Compensation" represent matching contributions under the Company's 401(k) plan.

         (2) Includes $12,143 paid in 1997 to Mr. Inman in lieu of cafeteria plan benefits and $2,742 in matching contributions under the Company's 401(k) plan. Also includes the value of 275 shares of common stock granted to Mr. Inman as compensation for his service as a director of the Company and the Bank ($6,050) and a $3,300 auto allowance.

         (3) Includes $13,208 paid in 1996 to Mr. Inman in lieu of cafeteria plan benefits and $3,167 in matching contributions under the Company's 401(k) plan. Also includes the value of 280 shares of common stock granted to Mr. Inman as compensation for his service as a director of the Company and the Bank ($5,040).

         (4) Includes $12,898 paid in 1995 to Mr. Inman in lieu of cafeteria plan benefits, $3,090 in matching contributions under the Company's 401(k) plan and a $2,250 auto allowance.

         Although the directors of the Company did not receive any cash compensation for their service as directors in 1997, the Company issued 40 shares of common stock to each outside director of the Company as compensation for their service as directors of the Company during 1997. Gordon Inman and Richard Herrington received 250 shares of common stock and 150 shares of common stock, respectively, as compensation for their service as directors of the Company. The Bank's outside directors currently receive a fee of $600 per month. In addition, each director of the Bank (other than J. Myers Jones) was issued 25 shares of common stock as compensation for their service as directors of the Bank during 1997. Mr. Jones was issued 1,000 shares of common stock as compensation for his service as a director of the Bank during 1997. Compensation to be paid to the directors of the Company and the Bank for fiscal 1998 has not yet been established.

EMPLOYMENT AGREEMENT

          The Company has entered into an employment agreement with Gordon E. Inman, pursuant to which Mr. Inman serves as Chairman of the Board. The employment agreement is for a term of five years, expiring on December 31, 1999, and provides for automatic renewal for a period of one additional year unless the Company gives prior written notice that the agreement shall not be so extended. The agreement provides for Mr. Imnan to be paid an initial annual base salary of $150,000, with the amount of such base salary to be adjusted annually in accordance with changes in the Consumer Price Index. The agreement also provides for the annual grant of stock options to Mr. Inman in accordance with a predetermined formula. Such options are to be granted by the Board of Directors of the Company. The agreement also provides for Mr. Inman to receive an automobile, as well as health, disability and life insurance.

INCENTIVE STOCK OPTION PLAN

          On April 19, 1990, the Company's shareholders adopted an Incentive Stock Option Plan (the "Plan") for employees who are contributing significantly to the management or operation of the business of the Company or its subsidiaries as determined by the Company's Board of Directors or the committee administering the Plan. The Plan provides for the grant of incentive and non-qualified stock options to purchase up to 3,000,000 shares of Common Stock at the discretion of the Board of Directors of the Company or a committee designated by the Board of Directors to administer the Plan. The option exercise price of incentive stock options must be at least 100% (110% in the case of a holder of 10% or more of the Common Stock) of the fair market value of the stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Incentive stock options granted pursuant to the Plan will expire on or before (1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company.

          The following table provides certain information concerning individual grants of stock options made during the fiscal year ended December 31, 1997 to each of the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                          INDIVIDUAL GRANTS
                                         -------------------
                                         % OF TOTAL OPTIONS
                             OPTIONS         GRANTED TO         EXERCISE OR
   NAME                      GRANTED     EMPLOYEES IN FISCAL     BASE PRICE     EXPIRATION
---------                      (#)              YEAR           ($ PER SHARE)       DATE
                             -------     -------------------   -------------    ----------
Gordon E. Inman              226,000            44.5                4.50         2/14/12
Richard E. Herrington         80,000            15.8                4.50         2/14/07
J. Myers Jones                40,000             7.9                4.50         2/14/07

          The following table presents information regarding options exercised during 1997 and the value of unexercised options and warrants held at December 31, 1997 by the Named Executive Officers. No other stock options or warrants were exercised by the Named Executive Officers and there were no SARs outstanding during fiscal 1997.


                                                                          NUMBER OF
                                                                     UNEXERCISED OPTIONS       VALUE OF UNEXERCISED
                                                                        AT FY-END (#)          IN-THE-MONEY OPTIONS
                                                                        -------------               AT FY-END(1)
                            SHARES ACQUIRED         VALUE               EXERCISABLE/                EXERCISABLE/
    NAME                    ON EXERCISE (#)       REALIZED ($)          UNEXERCISABLE              UNEXERCISABLE
    ----                    ---------------       -----------        -------------------       --------------------
Gordon E. Inman                    --                   --               886,116(2)/0              $7,941,158/$0
Richard E. Herrington           2,000              $21,000               205,232(3)/0                1,725,343/0
J. Myers Jones                     --                   --                   96,840/0                  790,505/0



(1) Dollar values calculated by determining the difference between the estimated fair market value of the Company's Common Stock at December 31, 1997 ($11.50) and the exercise price of such warrants and options.

(2) Includes 385,952 stock purchase warrants granted in connection with the Company's initial stock offering.

(3) Includes 28,948 stock purchase warrants granted in connection with the Company's initial stock offering.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


          The following table sets forth certain information as of March 15, 1998 with respect to ownership of the outstanding Common Stock of the Company by
(i) all persons known to the Company to own beneficially more than 5% of the outstanding shares of the Common Stock of the Company, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all executive officers and directors of the Company as a group.

                                          AMOUNT AND NATURE OF         PERCENT OF
BENEFICIAL OWNER                          BENEFICIAL OWNERSHIP     OUTSTANDING SHARES
----------------                          --------------------     ------------------
Joseph H. Bowman, IV (1)                         173,478                  2.4%
Richard E. Herrington (2)                        306,864                  4.2
Gordon E. Inman (3)                            4,123,006                 51.0
J. Myers Jones (4)                               177,972                  2.5
Charles R. Lanier (5)                             79,632                  1.1
D. Wilson Overton (6)                             74,970                  1.1
Edward M. Richey (7)                           1,092,322                 15.4
Edward P. Silva (8)                               65,902                  1.0
All executive officers and directors
as a group (8 persons)                         6,094,146                 69.4

         Except as otherwise indicated, each person named in this table possesses sole voting and investment power with respect to the shares beneficially owned by such person. "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes warrants and options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 6,995,562 shares outstanding, except for certain parties who hold presently exercisable warrants or options to purchase shares. The percentages for those parties who hold presently exercisable warrants or options are based upon the sum of 6,995,562 shares plus the number of shares subject to presently exercisable warrants or options held by them, as indicated in the following notes.

(1)      Includes 157,268 shares subject to presently exercisable stock options.

(2) Includes 28,948 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering and 220,284 shares subject to presently exercisable stock options. Also includes 1628 shares held by the individual retirement account of Mr. Herrington' s wife.

(3) Includes 385,952 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering and 700,164 shares subject to presently exercisable stock options. Mr. Inman's address is 215 Sturbridge Drive, Franklin, Tennessee 37064.

(4) Includes 120,840 shares subject to the presently exercisable stock options.

(5)      Includes 40,692 shares subject to presently exercisable stock options.

(6) Includes 19,296 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering.

(7) Includes 96,488 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering. Mr. Richey owns 871,514 shares individually and 124,320 shares are owned by Richey Insurance Company, an entity owned by Mr. Richey. Mr. Richey's address is 6448 Worchester Drive, Nashville, Tennessee 37221.

(8) Includes 19,296 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering.

         There are no arrangements known to the Company, the operation of which may at a subsequent date, result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          In January 1989, the organizers of the Company entered into an agreement with Gordon E. Inman, the Chairman of the Board of the Company and the Bank, to lease a two-story office building and property located adjacent to same. Since 1989, the Company and Mr. Inman entered into several addendums to the lease agreement providing for the lease of additional space in the building. The monthly rental on the office building is presently $30,130, with increases to be made on an annual basis based on any increase in the Consumer Price Index (CPU') during the previous year. The ground lease with respect to the property adjacent to the building requires that the Company pay a monthly rental of $566, with increases to be made on an annual basis based on the increase in the CPI during the previous year. In December 1993, the Bank entered into an agreement wit Mr. Inman for the lease of office/warehouse space on Main Street in Franklin, Tennessee. The monthly rental on this facility is presently $5,305, with increases to be made on an annual basis based on any increase in the CPI during the previous year. Lease payments to Mr. Inman by the Company with respect to such properties totalled $390,206 during 1997 and $300,028 during 1996.

          Century Construction Company, a general contractor owned and controlled by James W. Cross, IV, a director of the Bank, served as general contractor in connection with the construction of the Bank's operations center, Franklin Financial Center and Fairview branch facility during 1997 and 1996. Payments by the Bank to Century Construction Company, which includes payment for services rendered by unrelated sub-contractors, totalled $414,567 in 1997 and $22,572 in 1996.

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

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either
                  (i) a Registration Statement on Form S-18 under the Securities Act of 1933 for the Registrant, Registration No. 33-21232-A (referred to as "S-18"), (ii) the Annual Report on Form 10-K for the year ended December 31, 1989 for the Registrant (referred to as "1989 10-K"), (iii) the Annual Report on Form 10-K for the year ended December 31, 1990 for the Registrant (referred to as "1990 10-K"), (iv) the Annual Report on Form 10-K for the year ended December 31, 1991 for the Registrant (referred to as "1991 10-K"), (v) the Registration Statement on Form S-2 (File No. 33-75678) of the Registrant (referred to as "S-2"), (vi) the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994 (referred to as "1994 10-QSB"), (vii) the Quarterly Report on Form 10-QSB, the quarter ended June 30, 1995 (referred to as "1995 10-QSB"),
                  (viii) the Annual Report on Form 10-KSB for the year ended December 31, 1995 (referred to as "1995 10-KSB") and (ix) the Annual Report on Form 10-KSB for the year ended December 31, 1996 (referred to as "1996 10-KSB"). The exhibit number corresponds to the exhibit number in the referenced document.


Exhibit No.                   Description of Exhibit
-----------                   ----------------------
*3.1     - Charter dated December 27, 1988 (S-18).

*3.2     - Amended and Restated Charter dated February 16, 1989 (S-18).

3.2.1    - Articles of Amendment dated May 20, 1997.

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

*10.2    - Lease Agreement dated January 5, 1989 among Steven G. Hall, Lawson H.
           Hardwick, III, Richard E. Herrington, Gordon E. Inman, D. Wilson
           Overton, Harold W. Pierce, Edward M. Richey and Edward P. Silva. and
           Gordon E. Inman for lease of land at 216A and 216B East Main Street,
           Franklin, Tennessee (S-18).

*10.3    - Demolition and Relocation Agreement dated January 5, 1989 among
           Steven G. Hall, Lawson H. Hardwick, III, Richard E. Herringion, Gordon
           E. Inman, D. Wilson Overton, Harold W. Pierce, Edward M. Richey and
           Edward P. Silva, and Gordon E. Inman (S-18).

*10.8    -1990 Incentive Stock Option Plan of Registrant, (1989 10-K).

*10.8.1  -Amendment No. 1 to 1990 Incentive Stock Option Plan (1995 10-KSB).

*10.9    -Contract For Sale of Real Estate dated November 7, 1990 between
          Dominion Bank and Edward M. Richey regarding purchase of property at the intersection of Beasley Drive and Highway 31 South, Franklin,
          Tennessee (1990 10-K).

*10.10   -Second Amendment to Lease Agreement dated December 3, 1990 between
          Gordon E. Inman and Franklin Financial Corporation for lease of additional office space in Franklin, Tennessee (1991 10-K).

*10.11   -Option for Sale of Real Estate dated May 1, 1990 in connection with an office building located in Spring Hill, Tennessee (1991 10-K).

*10.12.1 -Loan Agreement dated December 29, 1995 by and between the Registrant and First American National Bank (1995 10-KSB).

*10.12.2 -Second Master Promissory Note and Loan Agreement Modification dated
          December 29, 1995 by and between the Registrant and First American
          National Bank. (1995 10-KSB).

*10.12.3 -Third Loan Agreement Modification dated January 31, 1997 by and between the Registrant and First American National Bank. (1996 10-KSB)

*10.12.4 -Master Promissory Note dated January 31, 1997 from the Registrant to
          First American National Bank in the principal amount of $6,000,000.
          (1996 10-KSB)

*10.13   -Third amendment to Lease Agreement dated December 3, 1990 between
          Gordon B. Inman and Franklin Financial Corporation for lease of additional office space in Franklin, Tennessee (S-2).

*10.14   -Lease Agreement dated December 16, 1993 by and between Gordon E.
          Inman and Franklin National Bank for lease of operations center at 334
          Main Street, Franklin, Tennessee (S-2).

*10.14.1 -First Amendment to Lease Agreement dated January 16, 1996 by and between Gordon B. Inman and Franklin National Bank for lease of additional office space in operations center. (1995 10-KSB).

*10.15   -Lease Agreement dated August 16, 1993 between CNL Income Fund V. Ltd.
          and Franklin National Bank for lease of office space at the Williamson
          Square Center in Franklin, Tennessee (S-2).

*10.16   -Agreement for Assignment of Lease, dated July 21, 1994, by and between First Union National Bank of Tennessee and Franklin National
          Bank regarding lease of property in Brentwood, Tennessee (1994 10-QSB).

*10.17   -Employment Agreement dated January 17, 1995 by and between Franklin
          Financial Corporation and Gordon E. Inman (1995 10-QSB).

 10.18   -Fourth amendment to Lease Agreement dated December 3, 1990 between
          Gordon E. Inman and Franklin Financial Corporation for lease of additional office space in Franklin, Tennessee.

*21.1    -Subsidiaries of the Registrant (1990 10-K, Exhibit 22.1)

 23.1    -Consent of Deloitte & Touche LLP.

 23.2    -Consent of Heathcott & Mullaly P.C.

27.1     Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

          Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FRANKLIN FINANCIAL CORPORATION

Date: March 25, 1998                By:/S/ Richard E. Herrington
                                    -------------------------------------------
                                    Richard E. Herrington
                                    President and Chief Executive Officer
                                    (principal executive and financial officer)

Date: March 25, 1998                By:/S/ Lisa Musgrove
                                    -------------------------------------------
                                    Lisa Musgrove
                                    (principal accounting officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

         Signature                                 Title                     Date
         ---------                                 -----                     ----
/S/ Richard E. Herrington                    President, Chief           March 25, 1998
------------------------------               Executive Officer
Richard E. Herrington                        and Director

/S/ Gordon E. Inman                          Chairman of                March 25, 1998
------------------------------               the Board
Gordon E. Inman

/S/ Charles R. Lanier                        Director                   March 25, 1998
------------------------------
Charles R. Lanier

/S/ D. Wilson Overton                        Director                   March 25, 1998
------------------------------
D. Wilson Overton

/S/ Edward M. Richey                         Director                   March 25, 1998
------------------------------
Edward M. Richey

/S/ Edward P. Silva                          Director                   March 25, 1998
------------------------------
Edward P. Silva


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

An annual report and proxy materials will be furnished to security holders subsequent to the filing of this Annual Report on Form 1O-KSB, and the Registrant will furnish copies of such material to the Commission when they are sent to security holders.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
------   ----------------------
3.2.1    Articles of Amendment dated May 20, 1997.

10.18    Fourth amendment to Lease Agreement dated December 3, 1990 between
         Gordon E. Inman and Franklin Financial Corporation for lease of additional office space in Franklin, Tennessee.

23.1     Consent of Deloitte & Touche LLP.

23.2     Consent of Heathcott & Mullaly, P.C.

27.1     Financial Data Schedule (for SEC use only).