Form 10QSB
period 1998-03-31
FRANKLIN FINANCIAL CORP /TN/
filed 1998-05-15
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
--------------------------------------------------------------------------------
     March 31, 1998                                             0-24133


                         FRANKLIN FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Tennessee                                                        62-1376024
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

230 Public Square, Franklin, Tennessee                              37064
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code                  (615)790-2265
                                              ----------------------------------

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

          Yes    X                                        No
              -------                                        -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Common Stock, No Par Value                             7,009,272
        --------------------------                   ---------------------------
                   Class                             Outstanding at May 12, 1998

Transitional Small Business Disclosure Format (check one):

Yes              No    X
    -------         -------

                         PART I. - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                        (In Thousands)
                                                                  March 31,     December 31,
                             ASSETS                                 1998           1997
Cash and due from banks                                           $  18,973       10,696
Federal funds sold                                                    5,090           --
Investment securities available-for-sale, at fair value              28,132       25,401
Mortgage-backed securities available-for-sale, at fair value         31,569       29,654
Investment securities held-to-maturity, market value $4,822,000
  at  March 31, 1998 and $5,232,000 December 31, 1997                 4,701        5,103
Mortgage-backed securities held-to-maturity, market value
  $818,000 at March 31, 1998 and $863,000
  at December 31, 1997                                                  822          857
Federal Home Loan and Federal Reserve Bank Stock                      1,168        1,129
Loans held for resale, at cost, which approximates market            12,263        3,737
Loans - portfolio                                                   195,403      190,345
Allowance for loan losses                                            (1,886)      (1,828)
----------------------------------------------------------------------------------------
          Loans, net                                                193,517      188,517
----------------------------------------------------------------------------------------
Premises and equipment                                                6,435        6,306
Accrued income receivable                                             2,006        1,890
Other assets                                                          1,453        1,143
----------------------------------------------------------------------------------------
                                                                  $ 306,129      274,433
----------------------------------------------------------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                                          $  34,333       28,113
     Interest-bearing                                               241,041      219,459
----------------------------------------------------------------------------------------
                          Total deposits                            275,374      247,572
   Advances from Federal Home Loan Bank
      and other borrowings                                            9,459        7,451
   Other liabilities                                                  2,386        1,620
----------------------------------------------------------------------------------------
                          Total liabilities                         287,219      256,643
----------------------------------------------------------------------------------------
Stockholders' equity:
   Common stock, No par value. Authorized
   10,000,000 shares; issued 6,996,272 and 6,990,362
   at March 31, 1998 and December 31, 1997,
   respectively                                                       9,872        9,820
   Unrealized gain on securities available-for-sale                     126          214
   Retained earnings                                                  8,912        7,756
----------------------------------------------------------------------------------------
                          Total stockholders' equity                 18,910       17,790
----------------------------------------------------------------------------------------
                                                                  $ 306,129      274,433
========================================================================================

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             (In thousands except for per share information)
                                                                             Three Months Ended
                                                                                  March 31,
Interest income:                                                    1998                          1997
                                                                  ---------                     --------
   Loans, including fees                                          $   5,138                        4,157
   Investment securities, taxable                                       913                          674
   Investment securities, tax-exempt                                     83                           73
   Federal funds sold                                                    19                           54
------------------------------------------------------------------------------------------------------------
               Total interest income                                  6,153                        4,958
------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                           2,873                        2,305
   Other borrowings                                                     166                           53
------------------------------------------------------------------------------------------------------------
               Total interest expense                                 3,039                        2,358
------------------------------------------------------------------------------------------------------------
               Net interest income                                    3,114                        2,600
Provision for loan losses                                                65                          115
------------------------------------------------------------------------------------------------------------
               Net interest income after
               provision for loan losses                              3,049                        2,485
Other income:
   Service charges on deposit accounts                                  312                          251
   Mortgage banking activities                                          325                          208
   Other service charges, commissions and fees                          273                           74
   Gains on securities transactions                                      78                            8
------------------------------------------------------------------------------------------------------------
               Total other income                                       988                          541
------------------------------------------------------------------------------------------------------------
Other expenses:
   Salaries and employee benefits                                     1,300                          996
   Occupancy expense                                                    425                          343
   Other operating expenses                                             487                          365
------------------------------------------------------------------------------------------------------------
               Total other expenses                                   2,212                        1,704
------------------------------------------------------------------------------------------------------------
               Income before income taxes                             1,825                        1,322
Income taxes                                                            669                          481
------------------------------------------------------------------------------------------------------------
               NET INCOME                                         $   1,156                          841
------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON
    AND COMMON EQUIVALENT SHARE:                                  $    0.17                         0.12
------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE -
    ASSUMING FULL DILUTION:                                       $    0.13                         0.11
------------------------------------------------------------------------------------------------------------

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          (In thousands)
                                                                        Three Months Ended
                                                                             March 31,
                                                                     1998                   1997
                                                                  ---------              ---------
Cash flows from operating activities:
   Net income                                                     $   1,156                    841
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                      210                    160
     Provision for loan losses                                           65                    115
     Gain on sale of securities                                         (78)                    (8)
     Gain on sale of loans sold                                         (32)                   (20)
     Increase in accrued income receivable                             (116)                  (178)
     Increase in other assets                                          (280)                  (321)
     Increase in other liabilities                                      766                    592
---------------------------------------------------------------------------------------------------
              Net cash provided by operating activities               1,691                  1,181
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Increase in federal funds sold                                    (5,090)                (1,889)
   Proceeds from maturities of securities available-for-sale          3,536                  2,849
   Proceeds from sale of securities available-for-sale               18,103                  1,421
   Proceeds from maturities of securities held-to-maturity              435                    468
   Purchases of securities available-for-sale                       (26,373)               (11,809)
   Purchases of securities held-to-maturity                              --                   (235)
   Purchase of Federal Home Loan and Federal Reserve Stock              (39)                   (11)
   Loans originated for resale                                      (23,687)                (8,487)
   Proceeds from sale of loans                                       17,117                  8,580
   Net increase in portfolio loans                                   (6,989)               (11,511)
   Purchases of premises and equipment                                 (289)                (1,232)
---------------------------------------------------------------------------------------------------
               Net cash used by investing activities                (23,276)               (21,856)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities
   Net proceeds from sale of common stock                                52                     46
   Increase in deposits                                              27,802                 14,256
   Increase in other borrowings                                       2,008                  4,901
---------------------------------------------------------------------------------------------------
               Net cash provided by financing activities             29,862                 19,203
---------------------------------------------------------------------------------------------------
               Net increase (decrease) in cash                        8,277                 (1,472)
Cash and due from banks at beginning of period                       10,696                  8,272
---------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                          $  18,973                  6,800
---------------------------------------------------------------------------------------------------
Cash payments for interest                                        $   2,936                  2,169
Cash payments for income taxes                                    $     348                    313
---------------------------------------------------------------------------------------------------

                         FRANKLIN FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

NOTE B - COMPREHENSIVE INCOME

On January 1, 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. The following table sets forth (in thousands) the amounts of other comprehensive income included in equity for the three months ended March 31, 1998 and 1997.

                                                                                 March 31, 1998   March 31, 1997
Net unrealized loss on securities available for sale for the three months              $88             $331

NOTE C - STOCK SPLITS

During April 1998, the Company's Board of Directors approved a four-for-one stock split which is payable on June 3, 1998 to shareholders of record at the close of business on May 20, 1998. The Company also had two-for-one stock splits in May 1997 and February 1998. All share data has been restated as if the May 1997 and February 1998 splits had occurred at the beginning of the years presented.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Franklin National Bank (the "Bank") represents virtually all the assets of Franklin Financial Corporation (the "Company"). The Bank, located in Franklin, Tennessee, was opened in December of 1989 and continues to experience substantial growth. The Bank's first full service branch was opened in the second quarter of 1994 and a stock offering, which netted $3.3 million, was completed that same quarter. The Bank opened its second full service branch in January, 1995, its third full service branch in April, 1995 and its fourth full service branch in May, 1997. In August, 1996 the Bank opened an insurance subsidiary, Franklin Financial Insurance (formerly Hometown Insurance Agency.) The agency is located in the Bank's Spring Hill facility. In October, 1997 the Bank opened a financial services subsidiary, Franklin Financial Securities. The subsidiary offers financial planning and securities broker services through Invest Financial Corporation of Tampa, Florida. In January, 1998 the Bank began operating its mortgage division in a separate subsidiary, Franklin Financial Mortgage. Also in January, 1998, the mortgage subsidiary began a wholesale mortgage operation located in an office in Bartlett, Tennessee. Franklin Financial Mortgage originates, sells and services mortgage loans.

FINANCIAL CONDITION

Total assets have grown $31.7 million since December 31, 1997, for a total of $306.1 million at March 31, 1998. The growth has been mostly funded by a $27.8 and $2.0 million increase in deposits and other borrowings, respectively.

The Bank continues to experience strong loan demand. Net loans have increased 2.7% or $5.0 million since December 31, 1997, to $193.5 million at March 31, 1998. Securities available-for-sale increased $4.6 million or 8.4% while securities held-to-maturity decreased $437,000 or 7.3% during the three months ended March 31, 1998. Loans held for resale increased $8.5 million or 228% since December 31, 1997. This is due to an increase in mortgage loan originations.

Premises and equipment increased by $129,000 since December 31, 1997 primarily related to additional computer equipment due to overall Bank and employee growth.

Accrued income receivable increased $116,000 or 6.1% since December 31, 1997. This increase is due to the combined increase of $17.7 million in loans and securities since December 31, 1997.

The allowance for loan losses increased $58,000 since December 31, 1997, for a total of $1,886,000 or approximately .91% of total loans. This increase is primarily additional provision for loan losses to allow for growth in the loan portfolio. Net charge-offs were $7,000 during the first three months of 1998. Asset quality remains good and management believes that the allowance for loan losses is adequate at March 31, 1998. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. In addition, Professional Bankers Services, Inc., an external bank consulting firm, performs an annual review of the loan portfolio to provide management an independent third party opinion regarding the adequacy of the allowance for loan losses. The allowance is below the Bank's peer group average as a percentage of loans. However, this level is supported based on two significant facts: the Bank has no loans accounted for on a nonaccrual basis at March 31, 1998 and past due loans, at
 .33% of total loans, are substantially below the peer group average.

LIQUIDITY AND CAPITAL RESOURCES

Management continuously monitors the Bank's liquidity, but strives to maintain an asset/liability mix that provides the highest possible net interest margin without taking undue risk with regard to asset quality or liquidity.

Liquidity is at an adequate level with cash and due from banks of $19.0 million at March 31, 1998. Loans and securities scheduled to mature within one year exceed $124 million at March 31, 1998, which should provide further liquidity. In addition, approximately $59.7 million of securities are classified as available-for-sale to help meet liquidity needs should they arise. The Company has lines of credit of $7.5 million with lending institutions and the Bank is approved to borrow up to $7.5 million in funds from the Federal Home Loan Bank and $17.5 million in federal funds lines to assist with capital and liquidity needs. The Company has $2.3 million in borrowings against its line of credit and the Bank has no federal funds purchased outstanding at March 31, 1998. In February, 1998 the Bank entered into a $3.0 million convertible Federal Home Loan Bank advance with a 10/1 call option. The Bank has $3.4 million outstanding in repurchase agreements to further develop it's relationship with a customer. This is included in other borrowings. The Bank has approximately $43.0 million in brokered deposits at March 31, 1998 to help fund strong loan demand. The majority of these deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank's core deposit base.

Approximately $16.0 million in loan commitments are expected to be funded within the next six months. Furthermore, the Bank has approximately $28.2 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded.

Expenditures related to the permanent facility of the full service branch in Fairview, Tennessee are expected to be approximately $500,000 and construction is scheduled to be completed during the second quarter of 1998. During the second quarter of 1998, the Bank entered into a lease agreement with Gordon E. Inman, Chairman of the Company, for a 4,000 square foot building which adjoins the Bank's main office building property. The annual lease payments on this facility are approximately $59,000. This lease was entered into on terms no less favorable to the Bank than it could have obtained from a non-affiliated third party. The Bank will house its insurance sales function at this location. The Bank has been approved to open a full service branch facility in Nolensville, Tennessee. To date, no land has been acquired on which to locate this facility. Other than as set forth above, there are no known trends, commitments, or uncertainties that will result in the Company's liquidity increasing or decreasing in a material way.

The Company had a net increase in cash and due from banks of $8.3 million during the three months ended March 31, 1998 as compared to a $1.5 million decrease for the same period in 1997. Cash provided by operating activities increased $510,000 during the first three months of 1998, as compared to the same period in 1997. This increase is due to an increase in net income of $315,000 and by a $174,000 increase in other liabilities for the three months ended March 31, 1998 as compared to the previous year.

Net cash used by investing activities increased $1.4 million during the first three months of 1998 compared to the same period in 1997. The net increase in portfolio loans used $4.5 million less in funds for the three months ended March 31, 1998 as compared to the same period in 1997. Due to the securities portfolio, investing activities required $3.0 million less use of funds during the three months March 31, 1998 as compared to the previous year. Although substantial cash flow has been required related to loans originated for resale, proceeds from the sale of such loans has served to fund much of the cash flow requirements with $6.6 million in additional funds used.

Cash provided by financing activities increased $10.7 million during the first three months of 1998 as compared to the same period in 1997. The increase is attributable to a $13.5 million increase in deposits offset slightly by a $2.9 million decrease in other borrowings during the first three months of 1998 as compared to the same period in 1997.

Equity capital exceeds regulatory requirements at March 31, 1998, at 6.2% of average assets. The Company and Bank's minimum capital requirements and compliance with the same are shown in the following table.

            LEVERAGE CAPITAL         TIER 1 CAPITAL            TOTAL RISK-BASED CAPITAL
            -------- -------         ---- - -------            ----- ---------- -------

            REGULATORY               REGULATORY                REGULATORY
            MINIMUM    ACTUAL        MINIMUM    ACTUAL         MINIMUM           ACTUAL
            ---------- ------        ---------- ------         ----------        ------
Company     3.0%        6.6%         4.0%         9.1%             8.0%           10.1%

Bank        3.0%        7.3%         4.0%        10.1%             8.0%           11.0%

RESULTS OF OPERATIONS

The Company had net income of $1.2 million in the first quarter of 1998 compared to net income of $841,000 for the same period in 1997. Net income for the first quarter ending March 31, 1998 increased $315,000 as compared to the same period in 1997. Increases in net interest income, mortgage banking fees and other fees offset partially by expenses related to the overall growth of the Bank are the primary reasons for the increase in earnings for the three months ended March 31, 1998 as compared to the same period in 1997.

Total interest income increased $1.2 million or 24.1% in the three months ended March 31, 1998 compared to the same periods in 1997. The increase in total interest income is primarily attributable to the similar increase in average earning assets and an increase in prime rate for the first three months of 1998 compared to 1997. Total interest expense increased $681,000 or 28.9% in the first quarter of 1998 as compared to the same period in 1997. Total interest-bearing liabilities have increased 10.4% from December 31, 1997 and 27.3% from March 31, 1997. The increases in deposits and other borrowings are the primary reasons for the increase in interest expense. Net interest income increased $514,000 or 19.8% during the first quarter of 1998 as compared to the prior year. Total earning assets increased 25.7% since March 31, 1997 and was the primary factor in the increase in net interest margin.

The provision for loan losses was $65,000 for the three months ended March 31, 1998 as compared to $115,000 for the same period in 1997. While the Bank's asset quality remains good, provisions for loan losses continue to be needed to allow for growth in the Bank's loan portfolio.

Total other income of $988,000 in the first quarter of 1998 is $447,000 or 82.6% more than the same period in 1997. The increase is primarily attributed to an increase in mortgage banking fees resulting from an increase in loans originated. Mortgage banking fees increased $117,000 or 56.3% for the three months ended March 31, 1998 as compared to the same period in 1997. Other fees increased $199,000 or 269% for the first three months of 1998 as compared to the same period in 1997. The increase is primarily the result of an $87,000 increase in investment portfolio call option fees, a $22,000 increase in insurance commissions through Franklin Financial Insurance and a $65,000 increase in income on the sale of financial products through Franklin Financial Securities.

Total other expenses increased $508,000 or 29.8% during the first quarter of 1998 as compared to the same periods in 1997. The increases are attributable to additional personnel and other incremental costs related to the overall growth of the Company.

ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" on January 1, 1998. This accounting pronouncement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Adoption of SFAS No. 131 will expand disclosures related to the consolidated financial statements. The Company is currently evaluating SFAS No. 131's operations to determine the appropriate disclosures.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits. The following exhibits are filed with this report:

             Exhibit
             Number                            Description of Exhibit
             -------                           ----------------------
               27            -  Financial Data Schedules

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FRANKLIN FINANCIAL CORPORATION

Dated:    May 12, 1998            By: /s/ Richard E. Herrington
                                      -------------------------
                                      Richard E. Herrington, President and Chief
                                      Executive Officer (principal executive
                                      and financial officer)