Form 10QSB
period 1998-06-30
FRANKLIN FINANCIAL CORP /TN/
filed 1998-08-14
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
    June 30, 1998                                               0-24133


                         FRANKLIN FINANCIAL CORPORATION
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


Tennessee                                                        62-1376024
------------------------------                               -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

230 Public Square, Franklin, Tennessee                              37064
--------------------------------------                              -----
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code          (615)790-2265
                                                --------------------------------
Not applicable
--------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes     X         No
                           --------         ----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, No Par Value                            28,649,149
    --------------------------                   ------------------------------
              Class                              Outstanding at August 10, 1998

Transitional Small Business Disclosure Format (check one):

Yes      No      X
    -----   ---------

                         PART I. - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               (In Thousands)
                                                                         June 30,         December 31,
                             ASSETS                                        1998              1997
Cash and due from banks                                                 $   8,715            10,696
Federal funds sold                                                          5,736                --
Investment securities available-for-sale, at fair value                    29,212            25,401
Mortgage-backed securities available-for-sale, at fair value               32,736            29,654
Investment securities held-to-maturity, market value $4,359,000
  at June 30, 1998 and $5,232,000 December 31, 1997                         4,260             5,103
Mortgage-backed securities held-to-maturity, market value
  $745,000 at June 30, 1998 and $863,000
  at December 31, 1997                                                        734               857
Federal Home Loan and Federal Reserve Bank Stock                            1,335             1,129
Loans held for resale, at cost, which approximates market                  13,255             3,737
Loans - portfolio                                                         204,063           190,345
Allowance for loan losses                                                  (1,981)           (1,828)
----------------------------------------------------------------------------------------------------
                        Loans, net                                        202,082           188,517
----------------------------------------------------------------------------------------------------
Premises and equipment                                                      6,981             6,306
Accrued income receivable                                                   1,990             1,890
Other assets                                                                1,899             1,143
----------------------------------------------------------------------------------------------------
                                                                        $ 308,935           274,433
----------------------------------------------------------------------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                                                $  30,905            28,113
     Interest-bearing                                                     246,570           219,459
----------------------------------------------------------------------------------------------------
                          Total deposits                                  277,475           247,572
   Advances from Federal Home Loan Bank
      and other borrowings                                                  9,358             7,451
   Other liabilities                                                        1,543             1,620
----------------------------------------------------------------------------------------------------
                          Total liabilities                               288,376           256,643
----------------------------------------------------------------------------------------------------
Stockholders' equity:
   Common stock, No par value. Authorized
   500,000,000 shares; issued 28,646,301 and 6,990,362
   at June 30, 1998 and December 31, 1997, respectively                    10,381             9,820
   Unrealized gain on securities available-for-sale                            76               214
   Retained earnings                                                       10,102             7,756
----------------------------------------------------------------------------------------------------
                          Total stockholders' equity                       20,559            17,790
----------------------------------------------------------------------------------------------------
                                                                        $ 308,935           274,433
----------------------------------------------------------------------------------------------------

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 (In thousands except for per share information)
                                                   Three Months Ended     Six Months Ended
                                                         June 30,              June 30,
                                                      1998      1997       1998       1997
                                                      ----      ----       ----       ----
Interest income:
   Loans, including fees                             $5,592     4,550     10,730      8,707
   Investment securities, taxable                       906       777      1,819      1,451
   Investment securities, tax-exempt                     92        74        175        147
   Federal funds sold                                    56        16         75         70
--------------------------------------------------------------------------------------------
                     Total interest income            6,646     5,417     12,799     10,375
--------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                           3,116     2,442      5,989      4,747
   Other borrowings                                     181       164        347        217
--------------------------------------------------------------------------------------------
                     Total interest expense           3,297     2,606      6,336      4,964
--------------------------------------------------------------------------------------------
                     Net interest income              3,349     2,811      6,463      5,411
Provision for loan losses                               100       135        165        250
--------------------------------------------------------------------------------------------
                     Net interest income after
                     provision for loan losses        3,249     2,676      6,298      5,161
Other income:
   Service charges on deposit accounts                  354       268        666        519
   Mortgage banking activities                          482       319        807        527
   Other service charges, commissions and fees          245        75        518        149
   Gains on securities transactions                      63        12        141         20
--------------------------------------------------------------------------------------------
                      Total other income              1,144       674      2,132      1,215
--------------------------------------------------------------------------------------------
Other expenses:
   Salaries and employee benefits                     1,419     1,105      2,719      2,101
   Occupancy expense                                    469       425        894        768
   Other operating expenses                             648       377      1,135        742
--------------------------------------------------------------------------------------------
                      Total other expenses            2,536     1,907      4,748      3,611
--------------------------------------------------------------------------------------------
                      Income before income taxes      1,857     1,443      3,682      2,765
Income taxes                                            667       526      1,336      1,007
--------------------------------------------------------------------------------------------
                      NET INCOME                     $1,190       917      2,346      1,758
--------------------------------------------------------------------------------------------
NET INCOME PER COMMON
    AND COMMON EQUIVALENT SHARE:                     $ 0.04      0.03       0.08       0.06
--------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE -
    ASSUMING FULL DILUTION:                          $ 0.03      0.03       0.07       0.06
--------------------------------------------------------------------------------------------

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            (In thousands)
                                                                           Six Months Ended
                                                                               June 30,
                                                                        1998              1997
                                                                        ----              ----
Cash flows from operating activities:
   Net income                                                         $  2,346            1,758
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                         447              332
     Provision for loan losses                                             165              250
     Gain on sale of securities                                           (141)             (20)
     Loss(gain) on sale of loans sold                                       51              (26)
     Increase in accrued income receivable                                (100)            (282)
     Increase in other assets                                             (727)            (353)
     (Decrease)increase in other liabilities                               (77)             166
------------------------------------------------------------------------------------------------
                   Net cash provided by operating activities             1,964            1,825
------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Increase in federal funds sold                                       (5,736)            (357)
   Proceeds from maturities of securities available-for-sale             8,321            4,904
   Proceeds from sale of securities available-for-sale                  25,395            2,561
   Proceeds from maturities of securities held-to-maturity                 960              773
   Purchases of securities available-for-sale                          (40,745)         (17,663)
   Purchases of securities held-to-maturity                                 --             (235)
   Purchase of Federal Home Loan and Federal Reserve Stock                (206)             (11)
   Loans originated for resale                                         (35,380)         (19,795)
   Proceeds from sale of loans                                          33,085           22,500
   Net increase in portfolio loans                                     (21,004)         (27,369)
   Purchases of premises and equipment                                  (1,006)          (1,390)
------------------------------------------------------------------------------------------------
                    Net cash used by investing activities              (36,316)         (36,082)
------------------------------------------------------------------------------------------------
Cash flows from financing activities
   Net proceeds from sale of common stock                                  561              114
   Increase in deposits                                                 29,903           26,612
   Increase in other borrowings                                          1,907            7,582
------------------------------------------------------------------------------------------------
                    Net cash provided by financing activities           32,371           34,308
------------------------------------------------------------------------------------------------
                    Net increase (decrease) in cash                     (1,981)              51
Cash and due from banks at beginning of period                          10,696            8,272
------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                              $  8,715            8,323
------------------------------------------------------------------------------------------------
Cash payments for interest                                            $  3,125            4,703
Cash payments for income taxes                                        $  1,884            1,204
------------------------------------------------------------------------------------------------

                         FRANKLIN FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

NOTE B - COMPREHENSIVE INCOME

On January 1, 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. The following table sets forth (in thousands) the amounts of other comprehensive income included in equity for the six months ended June 30, 1998 and 1997.


                                                                                  June 30, 1998        June 30, 1997
                                                                                  -------------        -------------

Net unrealized gain(loss) on securities available for sale for the six months         $(138)                  $37

NOTE C - STOCK SPLITS

During April 1998, the Company's Board of Directors approved a four-for-one stock split which was payable on June 3, 1998 to shareholders of record at the close of business on May 20, 1998. The Company also had two-for-one stock splits in May 1997 and February 1998. All per share data and weighted average share data has been restated as if the splits had occurred at the beginning of the years presented.

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

FINANCIAL CONDITION

Total assets have grown $34.5 million since December 31, 1997, for a total of $308.9 million at June 30, 1998. The growth has been mostly funded by a $29.9 and $1.9 million increase in deposits and other borrowings, respectively.

The Bank continues to experience strong loan demand. Net loans have increased 7.2% or $13.6 million since December 31, 1997, to $202.1 million at June 30, 1998. Securities available-for-sale increased $6.9 million or 12.5% while securities held-to-maturity decreased $966,000 or 16.2% during the six months ended June 30, 1998. Loans held for resale increased $9.5 million or 255% since December 31, 1997. This is due to an increase in mortgage loan originations.

Premises and equipment increased by $675,000 since December 31, 1997 primarily due to the permanent Fairview branch facility completed during the second quarter and additional computer equipment related to overall Bank and employee growth.

Accrued income receivable increased $100,000 or 5.3% since December 31, 1997. This increase is due to the combined increase of $29.0 million in loans and securities since December 31, 1997.

The allowance for loan losses increased $153,000 since December 31, 1997, for a total of $1,981,000 or approximately .91% of total loans. This increase is primarily additional provision for loan losses to allow for growth in the loan portfolio. Net charge-offs were $12,000 during the first six months of 1998. Asset quality remains good and management believes that the allowance for loan losses is adequate at June 30, 1998. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. In addition, Professional Bankers Services, Inc., an external bank consulting firm, performs an annual review of the loan portfolio to provide management an independent third party opinion regarding the adequacy of the allowance for loan losses. The allowance is below the Bank's peer group average as a percentage of loans. However, this level is supported based on two significant facts: the Bank has no loans accounted for on a nonaccrual basis at June 30, 1998 and past due loans, at .37% of total loans, are substantially below the peer group average.

LIQUIDITY AND CAPITAL RESOURCES

Management continuously monitors the Bank's liquidity, but strives to maintain an asset/liability mix that provides the highest possible net interest margin without taking undue risk with regard to asset quality or liquidity.

Liquidity is at an adequate level with cash and due from banks of $8.7 million at June 30, 1998. Loans and securities scheduled to mature within one year exceed $131 million at June 30, 1998, which should provide further liquidity. In addition, approximately $61.9 million of securities are classified as available-for-sale to help meet liquidity needs should they arise. The Company has lines of credit of $7.5 million with lending institutions and the Bank is approved to borrow up to $7.5 million in funds from the Federal Home Loan Bank and $21.5 million in federal funds lines to assist with capital and liquidity needs. The Company has $2.2 million in borrowings against its line of credit and the Bank has no federal funds purchased outstanding at June 30, 1998. In February, 1998 the Bank entered into a $3.0 million convertible Federal Home Loan Bank advance with a 10/1 call option. The Bank has $3.4 million outstanding in repurchase agreements to further develop it's relationship with a customer. This is included in other borrowings. The Bank has approximately $41.0 million in brokered deposits at June 30, 1998 to help fund strong loan demand. The majority of these deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank's core deposit base.

Approximately $16.1 million in loan commitments are expected to be funded within the next six months. Furthermore, the Bank has approximately $37.6 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded.

During the second quarter of 1998, the Bank entered into a lease agreement with Gordon E. Inman, Chairman of the Company, for a 4,000 square foot building which adjoins the Bank's main office building property. The annual lease payments on this facility are approximately $59,000. This lease was entered into on terms no less favorable to the Bank than it could have obtained from a non-affiliated third party. The Bank houses its insurance sales function and training facility at this location. The Bank has been approved to open a full service branch facility in Nolensville, Tennessee. To date, no land has been acquired on which to locate this facility. The Bank has also been approved to open a full service branch in the Cool Springs area of Franklin. The Bank has a contract on a parcel of land in this area and expenditures related to this land and facility are expected to be approximately $1.2 million with completion in the second quarter of 1999. The Bank has filed application with its regulators for a branch in Belle Meade, Tennessee and a replacement branch facility in Brentwood, Tennessee with anticipated opening dates of January, 1999 and July, 1999, respectively. The Belle Meade facility will be leased with expenditures relating to renovations of approximately $600,000 and annual lease payments of $70,000. The Brentwood facility will be leased with annual payments of $124,000 and constructed to the Bank's specifications, therefore, no renovation expenditures will be needed. Other than as set forth above, there are no known trends, commitments, or uncertainties that will result in the Company's liquidity increasing or decreasing in a material way.

The Company had a net decrease in cash and due from banks of $2.0 million during the six months ended June 30, 1998 as compared to a $51,000 decrease for the same period in 1997. Cash provided by operating activities increased $139,000 during the first six months of 1998, as compared to the same period in 1997. This increase is due to an increase in net income of $588,000 offset by a $374,000 increase in other assets for the six months ended June 30, 1998 as compared to the previous year.

Net cash used by investing activities increased slightly by $234,000 during the first six months of 1998 compared to the same period in 1997. The net increase in portfolio loans used $6.4 million less in funds for the six months ended June 30, 1998 as compared to the same period in 1997. Due to the securities portfolio, investing activities required $3.4 million less use of funds during the six months June 30, 1998 as compared to the previous year. Federal funds sold used $5.4 million in additional funds for the six months ended June 30, 1998 as compared to the same period in 1997. Although substantial cash flow has been required related to loans originated for resale, proceeds from the sale of such loans has served to fund much of the cash flow requirements with $2.3 million in additional funds used.

Cash provided by financing activities decreased $1.9 million during the first six months of 1998 as compared to the same period in 1997. The decrease is attributable to a $5.7 million decrease in other borrowings offset partially by a $3.3 million increase in deposits during the first six months of 1998 as compared to the same period in 1997.

Equity capital exceeds regulatory requirements at June 30, 1998, at 6.7% of average assets. The Company and Bank's minimum capital requirements and compliance with the same are shown in the following table.

                  LEVERAGE CAPITAL            TIER 1 CAPITAL      TOTAL RISK-BASED CAPITAL
               ---------------------     ----------------------   ------------------------
               REGULATORY                REGULATORY                REGULATORY
                MINIMUM       ACTUAL       MINIMUM       ACTUAL      MINIMUM       ACTUAL
                -------       ------       -------       ------      -------       ------
Company           3.0%         6.7%         4.0%          9.4%         8.0%         10.3%

Bank              3.0%         7.2%         4.0%         10.2%         8.0%         11.1%


RESULTS OF OPERATIONS

The Company had net income of $1.2 million in the second quarter and $2.3 million for the first six months of 1998 compared to net income of $917,000 and $1.8 million for the same periods in 1997. Net income for the second quarter and six months ending June 30, 1998 increased $273,000 and $588,000, respectively, as compared to the same periods in 1997. Increases in net interest income, mortgage banking fees and other fees offset partially by expenses related to the overall growth of the Bank are the primary reasons for the increase in earnings for the three and six months ended June 30, 1998 as compared to the same periods in 1997.

Total interest income increased $1.2 million or 22.7% in the three months ended June 30, 1998 and $2.4 million or 23.4% for the first six months of 1998 compared to the same periods in 1997. The increase in total interest income is primarily attributable to the similar increase in average earning assets and an increase in prime rate for the first six months of 1998 compared to 1997. Total interest expense increased $691,000 or 26.5% in the second quarter and $1.4 million or 27.6% in the first half of 1998 as compared to the same periods in 1997. Total interest-bearing liabilities have increased 12.8% from December 31, 1997 and 21.9% from June 30, 1997. The increases in deposits and other borrowings are the primary reasons for the increase in interest expense. Net interest income increased $538,000 or 19.1% during the second quarter and $1.1 million or 19.4% in the first half of 1998 as compared to the prior year. Total earning assets increased 253.1% since June 30, 1997 and was the primary factor in the increase in net interest margin.

The provision for loan losses was $100,000 for the three months ended June 30, 1998 as compared to $135,000 for the same period in 1997. The year-to-date provision is $165,000 for the six months ended June 30, 1998 as compared to $250,000 for the same period in 1997. While the Bank's asset quality remains good, provisions for loan losses continue to be needed to allow for growth in the Bank's loan portfolio.

Total other income of $1.1 million in the second quarter of 1998 is $470,000 or 69.7% more than the same period in 1997. The increase is primarily attributed to an increase in mortgage banking fees resulting from an increase in loans originated. Total other income of $2.1 million for the six months ended June 30, 1998 is $917,000 or 75.5% more than the same period in 1997. Mortgage banking fees increased $280,000 or 53.1% for the six months ended June 30, 1998 as compared to the same period in 1997. Other fees increased $369,000 or 248% for the first six months of 1998 as compared to the same period in 1997. The increase is primarily the result of a $95,000 increase in investment portfolio call option fees, a $40,000 increase in insurance commissions through Franklin Financial Insurance, a $172,000 increase in income on the sale of financial products through Franklin Financial Securities and a $58,000 increase in commercial loan servicing rights.

Total other expenses increased $629,000 or 33.0% during the second quarter and $1.1 million or 31.5% for the first half of 1998 as compared to the same periods in 1997. The increases are attributable to additional personnel and other incremental costs related to the overall growth of the Company.

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

YEAR 2000

A critical issue affecting companies that rely extensively on electronic data processing systems, such as the Company, is the Year 2000 issue. The Year 2000 issue has arisen due to the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail as a result of their inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00." This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

The Bank primarily uses a third-party vendor for processing its primary banking applications. During 1997, the Company formed an internal task force, chaired by a Vice President, to address the Year 2000 issue, conduct a comprehensive review of the Company's systems and insure that the Company takes any necessary measures. The Company believes that its systems, those of the Bank and its data processing vendor are currently Year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications. As of June 30, 1998, no expenditures have been required to upgrade the Company's software and hardware systems to help ensure that its systems would be Year 2000 compliant. Further, the Company has issued a certification request to its data processing vendor seeking assurance that its systems will be Year 2000 compliant. The vendor has responded that its systems are Year 2000 compliant. However, there can be no assurance that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.

                           PART II. OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

As set forth in the Company's 1998 Proxy Statement, proposals of shareholders intended to be presented at the Company's 1999 Annual Meeting of Stockholders must be received at the Company's principal executive offices by December 31, 1998 in order to be eligible for inclusion in the Company's proxy statement and form of proxy for that meeting.

With respect to any such proposals received by the Company after March 12, 1999, the persons named in the form of the proxy solicited by management in connection with the 1999 annual meeting of shareholders of the Company will have discretionary authority to vote on any such shareholder proposals in accordance with their judgment of what is in the best interests of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits. The following exhibits are filed with this report:

           Exhibit
           Number       Description of Exhibit
           ------       ----------------------

              27.1   -  Financial Data Schedule

              27.2   -  Financial Data Schedule

           (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FRANKLIN FINANCIAL CORPORATION

Dated:    August 10, 1998                  By: /s/ Richard E. Herrington
                                               Richard E. Herrington,
                                               President and Chief
                                               Executive Officer (principal
                                               executive and
                                               financial officer)