Form 10QSB
period 1998-09-30
FRANKLIN FINANCIAL CORP /TN/
filed 1998-11-16
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
   September 30, 1998                                            0-24133


                         FRANKLIN FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


Tennessee                                                     62-1376024
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

230 Public Square, Franklin, Tennessee                           37064
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code               (615)790-2265
                                                          ----------------------
Not applicable
--------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X        No
                               ------         ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, No Par Value                                 28,694,997
--------------------------                      --------------------------------
           Class                                Outstanding at November 10, 1998

Transitional Small Business Disclosure Format (check one):

Yes         No   X
   -------    -------

                         PART I. - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                                    (In Thousands)
                                                                                         September 30,          December 31,
                                                                                              1998                  1997
                             ASSETS
Cash and due from banks                                                                    $  11,128                10,696
Federal funds sold                                                                             7,553                    --
Investment securities available-for-sale, at fair value                                       35,446                25,401
Mortgage-backed securities available-for-sale, at fair value                                  33,566                29,654
Investment securities held-to-maturity, market value $4,424,000
  at  September 30, 1998 and $5,232,000 December 31, 1997                                      4,273                 5,103
Mortgage-backed securities held-to-maturity, market value
  $711,000 at September 30, 1998 and $863,000
  at December 31, 1997                                                                           700                   857
Federal Home Loan and Federal Reserve Bank Stock                                               1,353                 1,129
Loans held for resale, at cost, which approximates market                                     15,738                 3,737
Loans - portfolio                                                                            204,640               190,345
Allowance for loan losses                                                                     (2,014)               (1,828)
---------------------------------------------------------------------------------------------------------------------------
                        Loans, net                                                           202,626               188,517
---------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                         7,016                 6,306
Accrued income receivable                                                                      2,031                 1,890
Other assets                                                                                   1,902                 1,143
---------------------------------------------------------------------------------------------------------------------------
                                                                                           $ 323,332               274,433
---------------------------------------------------------------------------------------------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                                                                   $  32,451                28,113
     Interest-bearing                                                                        255,415               219,459
---------------------------------------------------------------------------------------------------------------------------
                          Total deposits                                                     287,866               247,572
   Advances from Federal Home Loan Bank
      and other borrowings                                                                    12,107                 7,451
   Other liabilities                                                                           1,333                 1,620
---------------------------------------------------------------------------------------------------------------------------
                          Total liabilities                                                  301,306               256,643
---------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Common stock, No par value. Authorized 500,000,000 shares; issued 28,689,997 and 6,990,362 at September 30, 1998 and December 31, 1997,
   respectively                                                                               10,402                 9,820
   Unrealized gain on securities available-for-sale                                              262                   214
   Retained earnings                                                                          11,362                 7,756
---------------------------------------------------------------------------------------------------------------------------
                          Total stockholders' equity                                          22,026                17,790
---------------------------------------------------------------------------------------------------------------------------
                                                                                           $ 323,332               274,433
---------------------------------------------------------------------------------------------------------------------------

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                   (In thousands except for per share information)
                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30,                       September 30,
                                                              1998             1997              1998              1997
                                                            -------            -----            ------            ------
Interest income:
   Loans, including fees                                    $ 5,696            4,971            16,426            13,678
   Investment securities, taxable                               949              854             2,768             2,305
   Investment securities, tax-exempt                            107               74               282               221
   Federal funds sold                                            63               71               138               141
-------------------------------------------------------------------------------------------------------------------------
                     Total interest income                    6,815            5,970            19,614            16,345
-------------------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                   3,209            2,823             9,198             7,570
   Other borrowings                                             183              136               530               353
-------------------------------------------------------------------------------------------------------------------------
                     Total interest expense                   3,392            2,959             9,728             7,923
-------------------------------------------------------------------------------------------------------------------------
                     Net interest income                      3,423            3,011             9,886             8,422
Provision for loan losses                                       105               85               270               335
-------------------------------------------------------------------------------------------------------------------------
                     Net interest income after
                     provision for loan losses                3,318            2,926             9,616             8,087
Other income:
   Service charges on deposit accounts                          365              268             1,031               787
   Mortgage banking activities                                  658              257             1,465               784
   Other service charges, commissions and fees                  259              117               777               266
   Gains on securities transactions                              88               20               229                40
-------------------------------------------------------------------------------------------------------------------------
                      Total other income                      1,370              662             3,502             1,877
-------------------------------------------------------------------------------------------------------------------------
Other expenses:
   Salaries and employee benefits                             1,512            1,116             4,231             3,217
   Occupancy expense                                            520              425             1,414             1,193
   Other operating expenses                                     668              454             1,803             1,196
-------------------------------------------------------------------------------------------------------------------------
                      Total other expenses                    2,700            1,995             7,448             5,606
-------------------------------------------------------------------------------------------------------------------------
                      Income before income taxes              1,988            1,593             5,670             4,358
Income taxes                                                    728              585             2,064             1,592
-------------------------------------------------------------------------------------------------------------------------
                      NET INCOME                            $ 1,260            1,008             3,606             2,766
-------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON
    AND COMMON EQUIVALENT SHARE:                            $  0.04             0.04              0.13              0.10
-------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE -
    ASSUMING FULL DILUTION:                                 $  0.04             0.03              0.10              0.09
-------------------------------------------------------------------------------------------------------------------------

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            (In thousands)
                                                                                             Nine Months
                                                                                         Ended September 30,
                                                                                      1998                1997
                                                                                    --------             -------
Cash flows from operating activities:
   Net income                                                                       $  3,606               2,766
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       699                 495
     Provision for loan losses                                                           270                 335
     Gain on sale of securities                                                         (229)                (40)
     Loss(gain) on sale of loans sold                                                      8                 (55)
     Increase in accrued income receivable                                              (141)               (344)
     Increase in other assets                                                           (893)               (385)
     (Decrease)increase in other liabilities                                            (287)                161
----------------------------------------------------------------------------------------------------------------
                   Net cash provided by operating activities                           3,033               2,933
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Increase in federal funds sold                                                     (7,553)             (4,074)
   Proceeds from maturities of securities available-for-sale                          12,985              14,709
   Proceeds from sale of securities available-for-sale                                57,518               6,539
   Proceeds from maturities of securities held-to-maturity                               978                 810
   Purchases of securities available-for-sale                                        (84,215)            (36,201)
   Purchases of securities held-to-maturity                                               --                (276)
   Purchase of Federal Home Loan and Federal Reserve Stock                              (224)               (177)
   Loans originated for resale                                                       (78,252)            (27,106)
   Proceeds from sale of loans                                                        73,281              33,614
   Net increase in portfolio loans                                                   (21,417)            (39,339)
   Purchases of premises and equipment                                                (1,234)             (1,977)
----------------------------------------------------------------------------------------------------------------
                    Net cash used by investing activities                            (48,133)            (53,478)
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
   Net proceeds from sale of common stock                                                582                 189
   Increase in deposits                                                               40,294              45,344
   Increase in other borrowings                                                        4,656               6,402
----------------------------------------------------------------------------------------------------------------
                    Net cash provided by financing activities                         45,532              51,935
 ---------------------------------------------------------------------------------------------------------------

                    Net increase in cash                                                 432               1,390
Cash and due from banks at beginning of period                                        10,696               8,272
      ----------------------------------------------------------------------------------------------------------

Cash and due from banks at end of period                                            $ 11,128               9,662
   -------------------------------------------------------------------------------------------------------------
Cash payments for interest                                                          $  9,808               7,738
Cash payments for income taxes                                                      $  2,338               1,740
----------------------------------------------------------------------------------------------------------------

                         FRANKLIN FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

NOTE B - COMPREHENSIVE INCOME

On January 1, 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. The following table sets forth (in thousands) the amounts of other comprehensive income included in equity for the nine months ended September 30, 1998 and 1997.

                                                                              September 30,   September 30,
                                                                                   1998            1997
                                                                              -------------   -------------
Net unrealized gain on securities available for sale for the nine months            $48            $156

NOTE C - STOCK SPLITS AND DIVIDENDS

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

In October, 1998, the Company's Board of Directors declared a $.01 per share cash dividend payable January 8, 1999 to shareholders of record on December 27, 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Franklin National Bank (the "Bank") represents virtually all the assets of Franklin Financial Corporation (the "Company"). The Bank, located in Franklin, Tennessee, was opened in December of 1989 and continues to experience substantial growth. The Bank's first full service branch was opened in the second quarter of 1994 and a stock offering, which netted $3.3 million, was completed that same quarter. The Bank opened its second full service branch in January, 1995, its third full service branch in April, 1995 and its fourth full service branch in May, 1997. In August, 1996 the Bank opened an insurance subsidiary, Franklin Financial Insurance (formerly Hometown Insurance Agency.) The agency is located in the Bank's Spring Hill facility. In October, 1997 the Bank opened a financial services subsidiary, Franklin Financial Securities. The subsidiary offers financial planning and securities broker services through Invest Financial Corporation of Tampa, Florida. In January, 1998 the Bank began operating its mortgage division as a separate subsidiary, Franklin Financial Mortgage. Also in January, 1998, the mortgage subsidiary began a wholesale mortgage operation located in an office in Bartlett, Tennessee and in August, 1998 opened a retail mortgage origination office in Chattanooga, Tennessee . Franklin Financial Mortgage originates, sells and services mortgage loans.

FINANCIAL CONDITION

Total assets have grown $48.9 million since December 31, 1997, for a total of $323.3 million at September 30, 1998. The growth has been mostly funded by a $40.3 and $4.7 million increase in deposits and other borrowings, respectively, and $3.6 million in earnings in 1998.

The Bank continues to experience strong loan demand. Net loans have increased 7.4% or $14.1 million since December 31, 1997, to $202.6 million at September 30, 1998. Securities available-for-sale increased $14.0 million or 25.3% while securities held-to-maturity decreased $987,000 or 16.5% during the nine months ended September 30, 1998. Loans held for resale increased $12.0 million or 321% since December 31, 1997. This is due to an increase in mortgage loan originations.

Premises and equipment increased by $710,000 since December 31, 1997 primarily due to the permanent Fairview branch facility completed during the second quarter and additional computer equipment related to overall Bank and employee growth.

Accrued income receivable increased $141,000 or 7.4% since December 31, 1997. This increase is due to the combined increase of $39.1 million in loans and securities since December 31, 1997.

The allowance for loan losses increased $186,000 since December 31, 1997, for a total of $2,014,000 or approximately .9% of total loans. This increase is primarily additional provision for loan losses to allow for growth in the loan portfolio. Net charge-offs were $84,000 during the first nine months of 1998. Asset quality remains good and management believes that the allowance for loan losses is adequate at September 30, 1998. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. In addition, Professional Bankers Services, Inc., an external bank consulting firm, performs an annual review of the loan portfolio to provide management an independent third party opinion regarding the adequacy of the allowance for loan losses. The allowance is below the Bank's peer group average as a percentage of loans. However, this level is supported based on two significant facts: the Bank has no loans accounted for on a nonaccrual basis at September 30, 1998 and past due loans, at
 .3% of total loans, are substantially below the peer group average.

LIQUIDITY AND CAPITAL RESOURCES

Management continuously monitors the Bank's liquidity, but strives to maintain an asset/liability mix that provides the highest possible net interest margin without taking undue risk with regard to asset quality or liquidity.

Liquidity is at an adequate level with cash and due from banks of $11.1 million at September 30, 1998. Loans and securities scheduled to mature within one year exceed $125 million at September 30, 1998, which should provide further liquidity. In addition, approximately $69.0 million of securities are classified as available-for-sale to help meet liquidity needs should they arise. The Company has lines of credit of $7.5 million with lending institutions and the Bank is approved to borrow up to $7.5 million in funds from the Federal Home Loan Bank and $24.5 million in federal funds lines to assist with capital and liquidity needs. The Company has $1.9 million in borrowings against its line of credit and the Bank has no federal funds purchased outstanding at September 30, 1998. In February and August, 1998 the Bank entered into long term convertible Federal Home Loan Bank advances with a 10/1 call option totaling $6.0 million. The Bank has $3.4 million outstanding in repurchase agreements to further develop it's relationship with a customer. This is included in other borrowings. The Bank has approximately $41.7 million in brokered deposits at September 30, 1998 to help fund strong loan demand. The majority of these deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank's core deposit base.

Approximately $14.2 million in loan commitments are expected to be funded within the next six months. Furthermore, the Bank has approximately $39.1 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded.

During the second quarter of 1998, the Bank entered into a lease agreement with Gordon E. Inman, Chairman of the Company, for a 4,000 square foot building which adjoins the Bank's main office building property. The annual lease payments on this facility are approximately $59,000. This lease was entered into on terms no less favorable to the Bank than it could have obtained from a non-affiliated third party. The Bank houses its insurance sales function and training facility at this location. The Bank has been approved to open full service branch facilities in Nolensville and Belle Meade, Tennessee. To date, no land has been acquired on which to locate these facilities. The Bank has also been approved to open a full service branch in the Cool Springs area of Franklin. In October, 1998 the Company purchased a parcel of land in this area for $650,000. Expenditures related to the facility are expected to be approximately $500,000 with completion in the second quarter of 1999. The Bank has been approved to open a replacement branch facility in Brentwood, Tennessee with anticipated opening date of third quarter 1999. The Brentwood facility will be leased with annual payments of $124,000 and constructed to the Bank's specifications, therefore, no renovation expenditures will be needed. Other than as set forth above, there are no known trends, commitments, or uncertainties that will result in the Company's liquidity increasing or decreasing in a material way.

The Company had a net increase in cash and due from banks of $432,000 during the nine months ended September 30, 1998 as compared to a $1.4 million increase for the same period in 1997. Cash provided by operating activities increased $100,000 during the first nine months of 1998, as compared to the same period in 1997. This increase is due to an increase in net income of $840,000 offset by a $508,000 increase in cash flow from other assets for the nine months ended September 30, 1998 as compared to the previous year.

Net cash used by investing activities decreased by $5.3 million during the first nine months of 1998 compared to the same period in 1997. The net increase in cash flow from portfolio loans used $17.9 million less in funds for the nine months ended September 30, 1998 as compared to the same period in 1997. Due to the securities portfolio, investing activities required $1.7 million less use of funds during the nine months ended September 30, 1998 as compared to the previous year. Federal funds sold used $3.5 million in additional funds for the nine months ended September 30, 1998 as compared to the same period in 1997. Although substantial cash flow has been required related to loans originated for resale, proceeds from the sale of such loans has served to fund much of the cash flow requirements with $5.0 million in additional funds used.

Cash provided by financing activities decreased $6.4 million during the first nine months of 1998 as compared to the same period in 1997. The decrease is attributable to a $1.7 million decrease in other borrowings and a $5.1 million decrease in cash flow from deposits during the first nine months of 1998 as compared to the same period in 1997.

Equity capital exceeds regulatory requirements at September 30, 1998, at 6.9% of average assets. The Company and Bank's minimum capital requirements and compliance with the same are shown in the following table.

                  LEVERAGE CAPITAL           TIER 1 CAPITAL       TOTAL RISK-BASED CAPITAL
              ----------------------    ----------------------    ------------------------
              REGULATORY                REGULATORY                 REGULATORY
                MINIMUM       ACTUAL      MINIMUM       ACTUAL       MINIMUM       ACTUAL
Company           3.0%         6.9%         4.0%          9.7%         8.0%         10.6%

Bank              3.0%         7.4%         4.0%         10.5%         8.0%         11.4%


RESULTS OF OPERATIONS

The Company had net income of $1.3 million in the third quarter and $3.6 million for the first nine months of 1998 compared to net income of $1.0 million and $2.8 million for the same periods in 1997. Net income for the third quarter and nine months ending September 30, 1998 increased $252,000 and $840,000, respectively, as compared to the same periods in 1997. Increases in net interest income, mortgage banking fees and other fees offset partially by expenses related to the overall growth of the Bank are the primary reasons for the increase in earnings for the three and nine months ended September 30, 1998 as compared to the same periods in 1997.

Total interest income increased $845,000 or 14.1% in the three months ended September 30, 1998 and $3.3 million or 20.0% for the first nine months of 1998 compared to the same periods in 1997. The increase in total interest income is primarily attributable to the similar increase in average earning assets and a slight increase in prime rate for the first nine months of 1998 compared to 1997. Total interest expense increased $433,000 or 14.6% in the third quarter and $1.8 million or 22.8% in the first nine months of 1998 as compared to the same periods in 1997. Total interest-bearing liabilities have increased 16.3% from December 31, 1997 and 18.7% from September 30, 1997. The increases in deposits and other borrowings are the primary reasons for the increase in interest expense. Net interest income increased $412,000 or 13.6% during the third quarter and $1.5 million or 17.3% in the first nine months of 1998 as compared to the prior year. Total earning assets increased 19.5% since September 30, 1997 and was the primary factor in the increase in net interest margin.

The provision for loan losses was $105,000 for the three months ended September 30, 1998 as compared to $85,000 for the same period in 1997. The year-to-date provision is $270,000 for the nine months ended September 30, 1998 as compared to $335,000 for the same period in 1997. While the Bank's asset quality remains good, provisions for loan losses continue to be needed to allow for growth in the Bank's loan portfolio.

Total other income of $1.4 million in the third quarter of 1998 is $708,000 or 107% more than the same period in 1997. The increase is primarily attributed to an increase in mortgage banking fees resulting from an increase in loans originated. Total other income of $3.5 million for the nine months ended September 30, 1998 is $1.6 million or 86.5% more than the same period in 1997. Mortgage banking fees increased $681,000 or 86.8% for the three months ended September 30, 1998 as compared to the same period in 1997. Other fees increased $511,000 or 192% for the first nine months of 1998 as compared to the same period in 1997. The increase is primarily the result of a $168,000 increase in investment portfolio call option fees, a $57,000 increase in insurance commissions through Franklin Financial Insurance, a $245,000 increase in income on the sale of financial products through Franklin Financial Securities and a $59,000 increase in commercial loan servicing rights.

Total other expenses increased $705,000 or 35.3% during the third quarter and $1.8 million or 32.8% for the first nine months of 1998 as compared to the same periods in 1997. The increases are attributable to additional personnel and other incremental costs related to the overall growth of the Company.

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

The Bank primarily uses a third-party vendor for processing its primary banking applications. During 1997, the Company formed an internal task force, chaired by the Vice President of Information Systems, to address the Year 2000 issue, conduct a comprehensive review of the Company's systems and insure that the Company takes any necessary measures. The Company believes that its systems, those of the Bank and its data processing vendor are currently Year 2000 compliant. The Company believes that it will incur approximately $20,000 to $40,000 in operating expenditures to support the Year 2000 project. As of September 30, 1998, no material expenditures have been required to upgrade the Company's software and hardware systems to help ensure that its systems would be Year 2000 compliant. Further, the Company has issued a certification request to its primary data processing vendor seeking assurance that its systems will be Year 2000 compliant. The vendor has responded that its systems are Year 2000 compliant. However, there can be no assurance that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.

As of November 10, 1998, the Company has identified all mission critical systems and is currently testing these systems. The Company is expecting to have all mission critical systems tested by December 31, 1998. The Company is beginning to formulate its contingency plans.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits. The following exhibits are filed with this report:

        Exhibit
        Number       Description of Exhibit
        ------       ----------------------

         27.1     - Financial Data Schedule

         27.2     - Financial Data Schedule


         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FRANKLIN FINANCIAL CORPORATION

Dated:    November 10, 1998                     By: /s/ Richard E. Herrington
          -----------------                         ----------------------------
                                                    Richard E. Herrington,
                                                    President and Chief
                                                    Executive Officer
                                                    (principal executive and
                                                    financial officer)