Form 10KSB40
period 1998-12-31
FRANKLIN FINANCIAL CORP /TN/
filed 1999-03-31
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1998

                           Commission File No. 0-24133

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

                      Common Stock, no par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      -----      -----

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Revenues for the fiscal year ended December 31. 1998: $31,664,639

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (11,623,988 shares) on March 15, 1999 was approximately $8,996,967. As of such date, no organized trading market existed for the common stock of the registrant. The aggregate market value was computed by reference to the book value of the common stock of the registrant as of December 31, 1998. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock, as of March 15, 1999: 30,472,899 shares of no par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on May 18, 1999 are incorporated by reference to Items 9, 10, 11 and 12 of this Report.

Transitional Small Business Disclosure Format (check one): Yes       ; No X
                                                               ------    ------

                                     PART I

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements in this Annual Report on Form 10-K contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward looking statements are subject to risk and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 1999 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

         The Bank commenced business operations on December 1, 1989 in a permanent facility located at 230 Public Square, Franklin, Tennessee 37064. The approximately 12,000 square foot facility is being leased from Gordon E. Inman, the Chairman of the Board of the Company. The Bank has four full service branches: one located in the Williamson Square Shopping Center, which opened in April 1994; one located in Spring Hill, Tennessee, which opened in January 1995; one located in Brentwood, Tennessee, which opened in April 1995; and one located in Fairview, Tennessee, which opened in May 1997. The Bank also leases 9,000 and 4,000 square foot facilities from Mr. Inman which house it's mortgage banking subsidiary, financial services subsidiary and insurance subsidiary sales function.

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

         In August 1996, the Bank opened an insurance subsidiary, Franklin Financial Insurance (formally Hometown Insurance Agency). It operates from the Bank's Spring Hill location. The agency sells property, business and life insurance. In October 1997, the Bank opened a financial services subsidiary, Franklin Financial Securities. The subsidiary offers financial planning and securities broker services through Legg Mason Financial Partners. In December 1997, the Bank opened a mortgage banking subsidiary, Franklin Financial Mortgage. This subsidiary originates and services mortgage loans.

         During January 1998, the Company's Board of Directors approved a two-for-one stock split payable on February 17, 1998 to shareholders of record at the close of business on February 2, 1998. During March 1998, the Company also declared a four-for-one stock split payable June 3, 1998 to shareholders of record at the close of business on May 20, 1998. All share data has been retroactively restated as if both splits had occurred at the beginning of the years presented.

MARKET AREA AND COMPETITION

         The primary service area for the Bank is centered around Franklin, Tennessee and encompasses Williamson, Maury and Davidson Counties in Tennessee. There are 48 banking offices within the primary service area of the Bank. Most of these offices are affiliated with major bank holding companies.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 1998, 1997 and 1996. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                           AVERAGE CONSOLIDATED ASSETS

                                                         YEAR ENDED DECEMBER 31,
                                                   1998           1997           1996
                                                 --------       --------       --------
                                                            (In thousands)
Cash and due from banks.......................   $  9,335       $  7,435       $  5,817
                                                 --------       --------       --------
Interest-earning deposits.....................         --             --              5

Securities....................................     70,173         54,206         38,417

Federal funds sold and reverse repurchases....      3,482          3,018          1,608

Net loans.....................................    214,792        178,047        133,309
                                                 --------       --------       --------
  Total earning assets........................    288,447        235,271        173,339
                                                 --------       --------       --------
Other assets..................................     10,505          8,627          6,865
                                                 --------       --------       --------
    Total assets..............................   $308,287       $251,333       $186,021
                                                 ========       ========       ========

            AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         YEAR ENDED DECEMBER 31,
                                                   1998           1997           1996
                                                 --------       --------       --------
                                                            (In thousands)
Non interest-bearing deposits.................. $  29,103       $ 24,360       $ 19,939

NOW deposits, including MMDA...................    63,818         48,411         33,741

Savings deposits...............................     8,729          7,307          7,005

Time deposits..................................   172,213        146,995        111,267

Repurchase agreements..........................     3,596          3,670             --

Other borrowings...............................     8,400          3,793          1,447

Other liabilities..............................     1,157            827            463
                                                 --------       --------       --------
  Total liabilities............................   287,016        235,363        173,862

Stockholders equity............................    21,271         15,970         12,159
                                                 --------       --------       --------
  Total liabilities and
     stockholders' equity......................  $308,287       $251,333       $186,021
                                                 ========       ========       ========

         The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-earning liability:

                                                      YEAR ENDED DECEMBER 31, 1998
                                     AVERAGE            INTEREST           AVERAGE      NET
            ASSETS                    AMOUNT             EARNED             YIELD       YIELD
            ------                    ------             ------             -----       -----
                                                (Dollars in thousands)
Securities.........................  $ 70,173            4,101              5.84%

Federal funds sold and reverse
repurchases........................     3,482              196              5.63

 Net loans.........................   214,792(1)        22,141(2)          10.31
                                     --------          -------
    Total earning assets...........  $288,447          $26,438              9.17        4.61%
                                     ========          =======


                                      AVERAGE          INTEREST           AVERAGE
     LIABILITIES                      AMOUNT             PAID            RATE PAID
     -----------                      ------             ----            ---------
                                                 (Dollars in thousands)
NOW deposits, including
 MMDA..............................  $ 63,818          $ 2,337              3.66%

Savings deposits...................     8,729              226              2.59

Other time deposits................   172,213            9,840              5.71

Other borrowings...................    11,996              739              6.16
                                     --------          -------
Total interest-
bearing liabilities................  $256,756          $13,142              5.12
                                     --------          -------


(1) Includes non-accrual loans of approximately $ 0.
(2) Interest earned on net loans includes $2,211,000 in loan fees and loan service fees.

                                                      YEAR ENDED DECEMBER 31, 1997
                                     AVERAGE            INTEREST           AVERAGE      NET
            ASSETS                    AMOUNT             EARNED             YIELD       YIELD
            ------                    ------             ------             -----       -----
                                                (Dollars in thousands)

Securities.........................    54,206            3,489              6.44%

Federal funds sold and reverse
  repurchases......................     3,018              161              5.33

Net loans..........................   178,047(1)        18,872(2)          10.60
                                     --------          -------
    Total earning assets...........  $235,271          $22,522              9.57        4.94%
                                     ========          =======

                                      AVERAGE          INTEREST           AVERAGE
     LIABILITIES                      AMOUNT             PAID            RATE PAID
     -----------                      ------             ----            ---------
NOW deposits, including
    MMDA...........................  $ 48,411         $   1,825             3.77%

Savings deposits...................     7,307               190             2.60

Other time deposits................   146,995             8,390             5.71

Other borrowings...................     7,463               491             6.58
                                     --------          --------
Total interest-
   bearing liabilities.............  $210,176          $ 10,896             5.18
                                     ========          ========

(1) Includes non-accrual loans of approximately $ 0.
(2) Interest earned on net loans includes $1,782,000 in loan fees and loan service fees.

                                                      YEAR ENDED DECEMBER 31, 1996
                                     AVERAGE            INTEREST           AVERAGE      NET
            ASSETS                    AMOUNT             EARNED             YIELD       YIELD
            ------                    ------             ------             -----       -----
                                                (Dollars in thousands)

Interest-earning
  deposits.......................    $      5           $    --             8.00%

 Securities......................      38,417             2,512             6.54

 Federal funds sold..............       1,608                85             5.29

 Net loans.......................     133,309(1)         14,113(2)         10.59
                                     --------          --------
    Total earning assets.........    $173,339           $16,710             9.64        5.18%
                                     ========          ========


                                      AVERAGE          INTEREST           AVERAGE
     LIABILITIES                      AMOUNT             PAID            RATE PAID
     -----------                      ------             ----            ---------
                                                 (Dollars in thousands)
NOW deposits including
  MMDA............................   $ 33,741           $ 1,224             3.63%

Saving deposits...................      7,005               182             2.60

Other time deposits...............    111,267             6,247             5.61

Other borrowings..................      1,447                77             5.32
                                     --------           -------
Total interest-
   bearing liabilities............   $153,460           $ 7,730             5.04
                                     ========           =======


(1) Includes non-accrual loans of approximately $0.
(2) Interest earned on net loans includes $ 1,235,000 in loan fees and loan service fees.

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

                          YEAR ENDED DECEMBER 31, 1998
                                  COMPARED WITH
                          YEAR ENDED DECEMBER 31, 1997
                           INCREASE (DECREASE) DUE TO:

                                                              RATE/
                                VOLUME         RATE          VOLUME           TOTAL
                                ------         -----          -----          ------
                                                  (In thousands)
Interest earned on:

 Securities..................   $1,028          (321)           (95)            612

  Federal funds sold.........       25             9              1              35

  Net loans..................    3,894          (519)          (106)          3,269
                                ------         -----          -----          ------
 Total interest income.......    4,947          (831)          (200)          3,916
                                ------         -----          -----          ------
 Interest paid on:

   NOW deposits..............      581           (52)           (17)            512

   Savings deposits..........       37            (1)            --              36

   Time deposits.............    1,439             9              2           1,450

 Other borrowings............      298           (31)           (19)            248
                                ------         -----          -----          ------
 Total interest expense......    2,355           (75)           (34)          2,246
                                ------         -----          -----          ------
 Change in net
   interest income...........   $2,592         $(756)         $(166)         $1,670
                                ======         =====          =====          ======

                          YEAR ENDED DECEMBER 31, 1997
                                  COMPARED WITH
                          YEAR ENDED DECEMBER 31, 1996
                           INCREASE (DECREASE) DUE TO:

                                VOLUME         RATE          VOLUME           TOTAL
                                ------         -----          -----          ------
                                                  (In thousands)
Interest earned on:

Interest-earning deposits....   $   (1)        $  --          $   1              --

 Securities..................    1,033           (40)           (16)            977

  Federal funds sold.........       74             1              1              76

  Net loans..................    4,741            14              4           4,759
                                ------         -----          -----          ------
 Total interest income.......    5,847           (25)           (10)          5,812
                                ------         -----          -----          ------

 Interest paid on:

   NOW deposits..............      533            47             21             601

   Savings deposits..........        8            --             --               8

   Time deposits.............    2,002           107             34           2,143

 Other borrowings............      320            18             76             414
                                ------         -----          -----          ------
 Total interest expense......    2,863           172            131           3,166
                                ------         -----          -----          ------

 Change in net
   interest income...........   $2,984         $(197)         $(141)         $2,646
                                ======         =====          =====          ======

                          YEAR ENDED DECEMBER 31, 1996
                                  COMPARED WITH
                          YEAR ENDED DECEMBER 31, 1995
                           INCREASE (DECREASE) DUE TO:

                                                              RATE/
                                VOLUME         RATE          VOLUME           TOTAL
                                ------         -----          -----          ------
                                                  (In thousands)
Interest earned on:
   Interest-earning deposits... $   (6)        $   1          $  (1)         $   (6)

Taxable securities.............    396            16              3             415

 Federal funds sold............     (3)          (13)            --             (16)

 Net loans.....................  4,332             5              1           4,338
                                ------         -----          -----          ------
Total interest income..........  4,719             9              3           4,731
                                ------         -----          -----          ------

Interest paid on:
   NOW deposits................    438            23             13             474

   Savings deposits............     12             1             --              13

   Time deposits...............  1,644          (357)          (115)          1,172

   Other borrowings............     62            (4)            (9)             49
                                ------         -----          -----          ------

   Total interest expense......  2,156          (337)          (111)          1,708
                                ------         -----          -----          ------

   Change in net
      interest income.......... $2,563         $(329)         $(108)         $3,023
                                ======         =====          =====          ======


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

         The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                   YEAR ENDED
                                DECEMBER 31, 1998

            DEPOSIT CATEGORY              AVERAGE AMOUNT         AVERAGE RATE PAID
            ----------------              --------------         -----------------
                                     (Dollars in thousands)
         Non interest-bearing
          demand deposits.................  $ 29,103                  Not Applicable

         NOW deposits.....................  $ 63,818                  3.66%

          Savings deposits................  $  8,729                  2.59%

          Time deposits...................  $172,213                  5.71%


                                   YEAR ENDED
                                DECEMBER 31, 1997

            DEPOSIT CATEGORY              AVERAGE AMOUNT         AVERAGE RATE PAID
            ----------------              --------------         -----------------
                                     (Dollars in thousands)
         Non interest-bearing
          demand deposits.................  $ 24,360                  Not Applicable

         NOW deposits.....................  $ 48,411                  3.77%

          Savings deposits................  $  7,307                  2.60%

          Time deposits...................  $146,995                  5.71%


                                   YEAR ENDED
                                DECEMBER 31, 1996

            DEPOSIT CATEGORY              AVERAGE AMOUNT         AVERAGE RATE PAID
            ----------------              --------------         -----------------
                                     (Dollars in thousands)
         Non interest-bearing
          demand deposits.................  $ 19,939                  Not Applicable

         NOW deposits.....................  $ 33,741                  3.63%

          Savings deposits................  $  7,005                  2.60%

          Time deposits...................  $111,267                  5.61%

          The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 1998:

                                                                TIME
                                                            CERTIFICATES
                                                             OF DEPOSIT
                                                             ----------
                                                            (In thousands)

                       3 months or less...................     $ 40,883
                       3-6 months........................        29,272
                       6-12 months.......................        35,556
                       over 12 months...................          7,267
                                                               --------
                           Total ..........................    $112,978
                                                               ========

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

         At December 31, 1998, loans within four broad categories exceeded 10% of total loans: single family residential real estate loans ($79,057,000 or 33% of total loans), commercial real estate loans ($43,668,000 or 18% of total loans), commercial and industrial loans ($45,871,000 or 19% of total loans) and residential construction loans ($29,335,000 or 12% of total loans). Management believes that there is material borrower diversification within both the single family residential real estate, commercial and commercial real estate loan categories. The vast majority of these loans are secured by properties located in the primary services area of the Bank (Williamson County and surrounding counties).

          The following table presents various categories of loans contained in the Bank's loan portfolio for the periods indicated and the total amount of all loans for such period:

                                                                  DECEMBER 31,
                                     --------------------------------------------------------------------
           TYPE OF LOAN                1998           1997           1996           1995          1994
           ------------              ---------      ---------      ---------      ---------      --------
                                                                (In thousands)
Domestic
  Commercial, financial
    and agricultural                 $  58,857      $  43,343      $  33,198      $  24,143      $ 16,588
  Real estate-construction              29,335         33,708         23,307         13,073         9,594
  Real estate-mortgage                 110,245         98,733         84,101         61,472        39,844
  Consumer loans                        18,006         15,001         13,230         12,016         8,794
                                     ---------      ---------      ---------      ---------      --------
       Total portfolio loans           216,443        190,785        153,836        110,704        74,820
  Loans held for sale                   23,643          3,737          3,980          1,423         1,422
                                     ---------      ---------      ---------      ---------      --------
       Total loans                     240,086        194,522        157,816        112,127        76,242
Less: deferred loan fees                  (516)          (440)          (362)          (296)         (254)
       Allowance for possible
         loan losses                    (2,194)        (1,828)        (1,472)        (1,062)         (762)
                                     ---------      ---------      ---------      ---------      --------
Total (net of allowance)             $ 237,376      $ 192,254      $ 155,982      $ 110,769      $ 75,226
                                     =========      =========      =========      =========      ========





The following is a presentation of an analysis of maturities of loans as of December 31, 1998:

                                         DUE AFTER
                              DUE IN 1      1 TO     DUE AFTER
      TYPE OF LOAN          YEAR OR LESS  5 YEARS     5 YEARS      TOTAL
      ------------          ------------  -------     -------      -----
                                              (In thousands)
Commercial, financial
 and agricultural            $ 41,357     $17,461     $    39     $ 58,857

Real estate-construction       28,717         618          --       29,335

Real estate-mortgage           61,288      48,442         515      110,245

Loans held for sale                --          --      23,643       23,643

Consumer loans                  6,668      11,307          31       18,006
                             --------     -------     -------     --------
Total                        $138,030     $77,828     $24,228     $240,086
                             ========     =======     =======     ========

The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 1998 (in thousands):

                  Loans due after 1 year with
                         predetermined interest rates ....................   $67,247

                  Loans due after 1 year with
                         floating interest rates..........................   $34,809

            The following table presents information regarding nonaccrual, past due and restructured loans at the dates indicated:

                                                                                        December 31,
                                                                             1998    1997  1996   1995    1994
                                                                             ----    ----  ----   ----    ----
Loans accounted for on a non-accrual basis:
  Number.........................................................                0      0     0      0        0
  Amount.........................................................         $     --   $ --  $ --   $ --    $  --

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
  Number.........................................................                4      0     0      0         1
  Amount.........................................................         $194,604   $ --  $ --   $ --    $3,000

Loans defined as "troubled debt restructurings":
  Number.........................................................                0      0     0      0         0
  Amount.........................................................         $     --   $ --  $ --   $ --    $   --



      As of December 31, 1998, there are no loans classified by the regulators as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

      Additional interest income of approximately $0 in 1998, $0 in 1997, $0 in 1996, $423 in 1995, and $21 in 1994 would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with their original terms. No interest income has been recognized during the five year period ended December 31, 1998, on loans that have been accounted for on a non-accrual basis.

        Although the Bank does not have any loans classified as non-accrual at December 31, 1998, management has identified other possible credit problems as follows (in thousands):

                   Special mention.........       $  665
                   Substandard.............        2,996
                   Doubtful................           33
                   Loss....................           --
                                                  ------
                     Total                        $3,694
                                                  ======

        These loans are performing loans but are classified due to payment history, decline in the borrowers financial position or decline in collateral value. Loans categorized as "special mention" are currently protected but are potentially weak. These loans constitute an undue and unwarranted credit risk but not to the point of justifying a classification of substandard. Loans classified as "substandard" are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified must have a well-defined weakness or weakness that jeopardizes the liquidation of the debt. Loans classified as "doubtful" have all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as "loss" are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. Management has provided specific allocations of the allowance for possible loan losses of $128,000 relating to such loans. There are no other loans which are not disclosed above, but where known information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms.

SUMMARY OF LOAN LOSS EXPERIENCE

       An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

                                                      YEARS ENDED DECEMBER 31,
                                    -------------------------------------------------------------
                                     1998          1997          1996          1995         1994
                                    -------       -------       -------       -------       -----
                                                         (Dollars in thousands)
 Balance at beginning
  of period                         $ 1,828       $ 1,472       $ 1,062       $   762       $ 585

 Charge-offs:
  Commercial, financial &
   agricultural                         112            36             4            --           1
  Consumer loans                         47            40            18            38           7
  Real estate-mortgage                   --            --            --            --          --
                                    -------       -------       -------       -------       -----
                                        159            76            22            38           8
                                    -------       -------       -------       -------       -----
 Recoveries:
  Commercial, financial &
   agricultural                           2             1            --             4           1
  Consumer loans                         08            11            12            14          10
                                    -------       -------       -------       -------       -----
                                         10            12            12            18          11
Net charge-offs                        (149)          (64)          (10)          (20)          3
                                    -------       -------       -------       -------       -----
Additions charged
  to operations                         515           420           420           320         174
                                    -------       -------       -------       -------       -----
Balance at end of period            $ 2,194       $ 1,828       $ 1,472       $ 1,062       $ 762
                                    =======       =======       =======       =======       =====
Ratio of net charge-offs during
 the period to average loans
 outstanding during the period          .07%          .04%          .01%          .02%       (.01)%
                                    =======       =======       =======       =======       =====

          The allocation of the allowance for loan losses by loan category at December 31 of the years indicated is presented below, along with percentage of loans in each category to total loans:

                              1998                  1997                  1996                  1995                  1994
                       -----------------     -----------------     -------------------     -----------------   ----------------
                       Amount    Percent     Amount    Percent     Amount      Percent     Amount    Percent   Amount   Percent
                       ------    -------     ------    -------     ------      -------     ------    -------   ------   -------
                                                                  (Dollars in thousands)
Commercial, financial
and agricultural       $  686      25.2%     $  489      23.1%     $  272        21.0%     $  189      21.6%    $117       21.8%
Real estate -
construction              352      12.2         377      17.3         331        14.8         172      11.6      146       12.6
Real estate-mortgage      840      55.1         813      51.9         735        55.8         479      56.1      334       54.1
Consumer loans            211       7.5         109       7.7          98         8.4          79      10.7      121       11.5
Unallocated               105       N/A          40       N/A          36         N/A         143       N/A       44        N/A
                       ------     -----      ------     -----      ------       -----      ------     -----     ----      -----
Total                  $2,194     100.0%     $1,828     100.0%     $1,472       100.0%     $1,062     100.0%    $762      100.0%
                       ======     =====      ======     =====      ======       =====      ======     =====     ====      =====

LOAN LOSS RESERVE

         In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 1998, 25% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, approximately 85% of these commercial loans at December 31, 1998 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

         The Company's consumer loan portfolio is also well secured. At December 31, 1998, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than other categories of loans.

         As of December 31, 1998, real estate mortgage loans constituted 55% of outstanding loans. Approximately $70,226,000 or 53% of this category represents first mortgage residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. The remaining portion of this category consists primarily of commercial real estate loans. Risk of loss for these loans is generally higher than residential loans. Therefore, management has allocated a significant portion of the allowance for loan losses to this category.

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

INVESTMENTS

         As of December 31, 1998, investment securities, including mortgage-backed securities, comprised approximately 22% of the Bank's assets and loans comprised approximately 68% of the Bank's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. The majority of the mortgage-backed securities are instruments of U.S. Government agencies. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank. Since the Bank is now in a taxable position and expects to be in a taxable position in the future, more tax exempt securities have been purchased.

The following tables present, for the periods indicated, the carrying amount of the Bank's investment securities, including mortgage-backed securities, separated by those available-for-sale and those held-to-maturity. The Bank has no investment securities which are held-for-trading.

                                                              December 31,
Investment                                         ---------------------------------------
Category                                            1998            1997            1996
--------                                           -------         -------         -------
                                                               (In thousands)
        Available-for-sale:

          Obligations of U.S. Treasury
                and other U.S. Agencies            $25,881         $20,862         $13,384
          Obligations of States
                and Political Subdivisions          14,254           4,189           4,277

          Mortgage backed securities                32,406          29,654          20,042

          Other securities                              --             350             391
                                                   -------         -------         -------
                  Total                            $72,541         $55,055         $38,094
                                                   =======         =======         =======


                                                              December 31,
Investment                                         ---------------------------------------
Category                                            1998            1997            1996
--------                                           -------         -------         -------
                                                               (In thousands)
        Held-to-maturity:

        Obligations of U.S. Treasury
                and other U.S. Agencies            $ 1,354         $ 2,098         $ 1,236

        Obligations of States
                and Political Subdivisions           2,817           2,974           2,496

        Mortgage backed securities                     591             857           1,432
        Other securities                                --              30              29
                                                   -------         -------         -------
                  Total                            $ 4,762         $ 5,959         $ 5,193
                                                   =======         =======         =======

          The following tables indicate for the year ended December 31, 1998, the amount of investments due in (i) one year or less, (ii) one to five years,
(iii) five to ten years, and (iv) over ten years:


Investment                                               Weighted Average
Category                                Amount               Yield(1)
--------                                ------               --------
                                (Dollars in thousands)
Available-for-sale:

Obligations of U.S. Treasury
and other U.S. Agencies:
0 through l Yr                          $ 4,266               5.70%
Over 1 through 5 Yrs                     11,432               4.37
Over 5 through 10 Yrs                     6,373               4.42
Over 10 Yrs                               3,810               7.55

Obligations of States and
Political Subdivisions:

Over 1 through 5 Yrs                        560               6.21
Over 5 through 10 Yrs                     1,599               6.77
Over 10 Yrs                              12,095               6.63

Mortgage-backed securities               32,406               6.40


  Total available-for-sale              $72,541               5.94%
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

Investment                                               Weighted Average
Category                                Amount               Yield(1)
--------                                ------               --------
                                (Dollars in thousands)
Held-to-maturity:

Obligations of U.S. Treasury
and other U.S. Agencies:

0 through l Yr                          $1,353                   5.70%

Obligations of States and
Political Subdivisions:

Over 1 through 5 Yrs                       445                  10.41
Over 5 through 10 Yrs                    1,977                   7.11
Over 10 Yrs                                395                   7.34

Mortgage-backed securities                 592                   7.46
                                        ------
  Total held-to-maturity                $4,762                   7.08
                                        ======




(1) The Company has invested in tax exempt obligations. Yields on tax exempt obligations have been computed on a tax equivalent basis. Income from tax exempt obligations is exempt from federal income tax only, therefore only the federal statutory rate of 34% has been used to compute the tax equivalent yield.

RETURN ON EQUITY AND ASSETS

             Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

                                                     Years Ended December 31,
                                         -----------------------------------------------
                                          1998                1997                1996
                                         -------             -------             -------
Return on average assets                   1.59%               1.55%               1.38%
Return on average equity                  22.97%              24.35%              21.10%
Average equity to average
 assets ratio                              6.90%               6.35%               6.54%
Dividend payout ratio                      6.24%              --                  --

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

FACILITIES

         The Bank subleases a two-story commercial facility (approximately 12,000 square feet) located in Franklin, Tennessee from the Company, which houses the Bank's main office. The facility includes a main banking floor with 6 teller stations and 9 offices, and has an ATM (automated teller machine) and 2 drive-in windows. The second floor of the facility consists of the personnel department, the marketing department, the call center, 4 executive offices and the facilities management office. The Bank also has an off-site ATM.

         The Bank's Williamson Square branch is located in a 5,000 sq. foot commercial building located on Highway 96 West at the Williamson Square Shopping Center in Franklin. The branch banking floor includes 5 teller stations and 6 offices, and has an ATM (automated teller machine) and 2 drive-in windows.

         The Bank's Spring Hill branch is located in a 2,700 sq. foot building in Spring Hill, Tennessee. The branch includes 4 offices and 3 teller stations, 2 drive-in windows and an ATM.

         The Bank's Brentwood branch is located in a 2,700 sq. foot leased building in Brentwood, Tennessee. The branch has 4 offices, 3 teller stations, 2 drive-in windows and an ATM.

         The Bank's Fairview branch is located in a 5,000 sq. foot building in Fairview, Tennessee. The branch includes 4 offices, 4 teller stations, 2 drive-in windows and an ATM.

         The Bank leases facilities at three separate locations in Franklin which house the Bank's financial services subsidiary, mortgage banking subsidiary, insurance subsidiary, data processing, operations and administrative functions.

         The Bank is leasing office suites in Bartlett and Chattanooga Tennessee which house mortgage loan origination offices.

         In October 1998 the Company purchased a parcel of land in the Cool Springs area of Franklin and plans to construct a permanent branch facility on the property during 1999.

EMPLOYEES

         The Company presently employs 156 persons on a full-time basis, including 37 officers. The Company will hire additional persons as needed, including additional tellers and financial service representatives.

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

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the Company and any other bank holding company located in Tennessee is able to acquire a bank located in any other state, and a bank holding company located outside Tennessee can acquire any Tennessee-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions.

De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state remains subject to applicable state branching laws. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act, the State of Tennessee adopted legislation that authorizes out-of-state banks to operate interstate branches within its territory effective June 1, 1997.

         A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies. Effective April 21, 1997, the Federal Reserve Board revised and expanded the list of permissible nonbanking activities, which includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to any person, with certain limitations; leasing personal or real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

         In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition and gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased and unfair competition, conflicts of interest and unsound banking practices. Generally, bank holding companies are required to obtain prior approval of the Federal Reserve Board to engage in any activity not previously approved by the Federal Reserve Board or to modify in any material respect an activity for which Federal Reserve Board approval has been obtained.

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

         Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount. In addition, a national bank may grant loans and extensions of credit to any one person up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured by readily marketable collateral having a market value determined by reliable and continuously available price quotations at least equal to the amount of funds outstanding. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations and loans to or guaranteed by the federal government, and loans or extensions of credit which have the approval of the Comptroller and which are made to a financial institution or to any agent in charge of the business and property of the financial institution.

          Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the Comptroller. The Federal Reserve Board and the Comptroller have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The Comptroller's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements provide that banking organizations must have capital equivalent to at least 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category.

          For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 1998, the Company's consolidated total risk-based capital and Tier 1 ratios were 10.59% and 9.68% respectively. Both the Federal Reserve Board and the Comptroller have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of at least 3% "Tier 1" capital to total assets (net of goodwill, certain intangible assets, and certain deferred tax assets). Tier 1 capital includes common stockholders equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries.

          Both the risk-based capital guidelines and the leverage ratio are minimum requirements. They are applicable to all banking institutions unless the applicable regulatory authority determines that different minimum capital ratios are appropriate for a particular institution based upon its circumstances. Institutions operating at or near these ratios are expected to have well-diversified risk, excellent control systems, high asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations, rated composite 1 under the CAMELS rating system for banks or the BOPEC rating system for bank holding companies. The Comptroller requires that all but the most highly rated banks and all banks with high levels of risk or experiencing or anticipating significant growth will maintain ratios at least 100 to 200 basis points above the stated minimums. The Federal Reserve Board requires bank holding companies without a BOPEC-1 rating to maintain a ratio of at least 4% Tier I capital to total assets; furthermore, banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the 3% and 4% minimum levels.

          The FDIC adopted a rule substantially similar to that issued by the Federal Reserve Board, establishing a minimum leverage ratio of 3% and providing that FDIC-regulated banks with anything less than a CAMELS-1 rating must maintain a ratio of at least 4%. In addition, the FDIC rule specifies that a depository institution operating with less that the applicable minimum leverage capital requirement will be deemed to be operating in an unsafe and unsound manner unless the institution is in compliance with a plan, submitted to and approved by the FDIC, to increase the ratio to an appropriate level. Finally, the FDIC requires any insured depository institution with a leverage ratio of less than 2% to enter into and be in compliance with a written agreement between it and the FDIC (or the primary regulator, with the FDIC as a party to the agreement). Such an agreement will nearly always contemplate immediate efforts to acquire the capital required to increase the ratio to an appropriate level. Institutions that fail to enter into or maintain compliance with such an agreement will be subject to enforcement action by the FDIC.

          The Comptroller's guidelines provide that intangible assets are generally deducted from Tier I capital in calculating a bank's" risk-based capital ratio. However, certain intangible assets which meet specified criteria ("qualifying intangibles") are retained as part of Tier I capital. The Comptroller has modified the list of qualifying intangibles, currently including only purchased credit card relationships and mortgage and non-mortgage servicing assets, whether originated or purchased and excluding any interest-only strips receivable related thereto. Furthermore, the Comptroller's guidelines formerly provided that the amount of such qualifying intangibles that may be included in Tier I was limited to a maximum of 50% of total Tier I capital. The Comptroller has amended its guidelines to increase the limitation on such qualifying intangibles from 50% to 100% of Tier I capital, of which no more than 25% may consist of purchased credit card relationships and non-mortgage servicing assets. Furthermore, banks may now deduct from Tier I capital disallowed servicing assets on a basis that is net of any associated deferred tax liability. Deferred tax liabilities netted this way may not also be netted against deferred tax assets when determining the amount of deferred tax assets that are dependent upon future taxable income.

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

          The risk-based capital guidelines of the Comptroller, the Federal Reserve Board and the FDIC explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates to ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

          The Comptroller, the Federal Reserve Board and the FDIC recently added a provision to the risk-based capital guidelines that supplements and modifies the usual risk-based capital calculations to insure that institutions with significant exposure to market risk maintain adequate capital to support that exposure. Market risk is the potential loss to an institution resulting from changes in market prices. The modifications are intended to address two types of market risk: general market risk, which includes changes in general interest rates, equity prices, exchange rates, or commodity prices, and specific market risk, which includes particular risks faced by the individual institution, such as event and default risks. The provision defines a new category of capital, Tier 3, which includes certain types of subordinated debt. The provision automatically applies only to those institutions whose trading activity, on a worldwide consolidated basis, equals either (i) 10% or more of total assets or
(ii) $1 billion or more, although the agencies may apply the provision's requirements to any institution for which application to the new standard is deemed necessary or appropriate for safe banking practices. For institutions for which the modifications apply, Tier 2 capital may not be included in the calculation rendering the 8% credit risk ratio; the sum of Tier 2 and Tier 3 capital may not exceed 100% of Tier 1 capital; and Tier 3 capital is used in both the numerator and denominator in the normal risk-based capital ratio calculation to account for the estimated maximum amount that the value of all positions in the institution's trading account, as well as all foreign exchange and commodity positions, could decline within certain parameters set forth in a model defined by the statute. Furthermore, beginning no later than January 1, 1999, covered institutions must "backtest," comparing the actual net trading profit or loss for each of its most recent 250 days against the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measure and must then apply a statutory multiplication factor based on the number for the next quarter's capital charge for market risk.

          The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Act"), enacted on December 19, 1991, provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One aspect of the Act involves the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the Act does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The Act creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the Act and which will be used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

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

          In response to the directive issued under the Act, the regulators have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established under the Act. The following table reflects the capital thresholds:

                                               Total Risk-         Tier 1 Risk-         Tier 1
                                               Based Capital       Based Capital        Leverage
                                               Ratio               Ratio                Ratio
                                               -----               -----                -----
Well capitalized (1)                             >= 10%              >= 6%                >= 5%
Adequately capitalized (1)                        >= 8%              >= 4%                >= 4%
Undercapitalized (4)                               < 8%               < 4%                 < 4%(3)
Significantly undercapitalized (4)                 < 6%               < 3%                 < 3%
Critically undercapitalized                         --                 --                  < 2%(5)


     (1)An institution must meet all three minimums.

     (2)>=3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

     (3)<3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

     (4)An institution falls into this category if it is below the specified capital level for any of the three capital measures.

     (5)Ratio of tangible equity to total assets.

         As a national bank, the Bank is subject to examination and review by the Comptroller. This examination is typically completed on-site at least every eighteen months and is subject to off-site review as well. The Bank submits to the Comptroller quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

         As a bank holding company, the Company is required to file with the Federal Reserve Board quarterly reports of its operations and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

         The scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation.

ITEM 2. DESCRIPTION OF PROPERTY.

Main Office

          On January 5, 1989, the organizers of the Company entered into an agreement with Gordon E. Inman, the Chairman of the Board of the Company, to lease a two-story commercial building to house the Bank's office. Additional space in this building was leased by the Company from Mr. Inman in May 1991 and in June 1993. The two floors contain an aggregate of approximately 12,000 square feet. The building is situated on approximately one-tenth acre located at 230 Public Square, Franklin, Tennessee 37064. On May 1, 1997 the Company amended the original lease to include a 9,300 square foot building adjacent to the current facility. The building, Franklin Financial Center, is located at 216 East Main Street, Franklin, Tennessee 37064. On April 6, 1998 the Company again amended the original lease to include a 4,000 square foot building which backs up to the original property. This building, Franklin Financial Insurance Center, is located at 110 3rd Avenue, Franklin, TN 37064. On January 5, 1989, the organizers of the Company also entered into a ground lease with Mr. Inman for the lease of approximately .05 acres located adjacent to the proposed bank office. The Company is using this parcel to accommodate the Banks drive-in teller and bank window facility. Both leases provide for a term of 20 years, with three five-year renewal options, with the lease terms commencing on May 15, 1989. The current monthly rental under these leases total $36,676. The Company is subleasing the permanent facility and the adjacent parcel to the Bank at a rate which includes reimbursement to the Company for payment of rent, taxes, insurance, repairs and maintenance of the properties.

Spring Hill Branch

          In May 1991, the Bank acquired a 3,000 square foot office building in Spring Hill, Tennessee from Mr. Inman at a purchase price of $305,000. This facility houses the Bank's Spring Hill branch.

Williamson Square Branch

          In November 1993, the Bank entered into a long-term lease from an unrelated third party for a commercial building in the Williamson Square Shopping Center on Highway 96E in Franklin, Tennessee. This facility houses the Bank's Williamson Square branch. In January 1997, the Company purchased this property for $980,000.

Brentwood Branch

          In July 1994, the Bank entered into a long-term lease from an unrelated third party for a commercial building in Brentwood, Tennessee. This facility houses the Bank's Brentwood branch, which opened in April 1995.

Fairview Branch

           In January 1997, the Bank purchased a parcel of land in Fairview, Tennessee at a purchase price of $140,000. The Bank opened a branch office in a mobile unit at this site in the second quarter of 1997. The Bank constructed a 5,000 sq. foot permanent facility at this location which opened the second quarter of 1998.

Administrative Offices

          In December 1993, the Bank entered into a six and one-half year lease with Mr. Inman for office/warehouse space on Main Street in Franklin, Tennessee. This lease was amended in January 1996 to include an additional 3,000 square feet. The lease, as amended, covers approximately 7,000 square feet and, provides for monthly payments to Mr. Inman of $5,500. The office/warehouse space houses "back office" functions for the Bank, including data processing, proof and transit, bookkeeping, and accounting.

ITEM 3.   LEGAL PROCEEDINGS.

          On November 24, 1998, the Bank, along with B & G Construction, Inc. and two principals of B & G Construction, was sued by Manfred and Muriel Polk (the "Plaintiff's"). The lawsuit, styled Manfred Polk and Muriel Polk v. B & G Construction, Inc, William H. Smith, George Bivens and Franklin National Bank, In the United States District Court, Middle District of Tennessee, File No. 3-98-1089 (the "Action"), alleges, among other things, that the Bank violated the civil rights of the Plaintiffs by imposing an unacceptable condition to financing of residential real estate proposed to be purchased by the Plaintiffs. The Plaintiffs have demanded from the Bank and the other defendants $10 million in compensatory damages and $15 million in punitive damages.

          The Bank has filed a motion to dismiss the Action on the grounds that the court lacks subject matter jurisdiction and that the Plaintiffs have failed to state a claim for relief. The court has not yet ruled on the pending motion to dismiss the Action.

          The Company believes that the claims of the Plaintiffs in the Action are unfounded and completely without merit. The Bank denies all liability with respect to these claims and intends vigorously to defend them. The Action is at an early procedural stage, however, and it is not possible at this time to determine the outcome of the Action or the effect of its resolution on the Company's financial condition or operating results. Management of the Company and its legal counsel handling the defense of this litigation believe that the Bank's defenses have merit; however, there can be no assurance that this litigation will not have a material adverse effect on the Company's results of operations for some period or the Company's financial condition.

          Except as set forth above, there are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted during the fourth quarter ended December 31, 1998 to a vote of security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          During the period covered by this report and to date, there has been no established public trading market for the Company's common stock. As of March 15, 1999, the approximate number of holders of record of the Company's common stock was 733.

          Dividends. In October 1998, the Company declared a $.01 per share cash dividend payable January 8, 1999 to shareholders of record on December 27, 1998. The Company also declared a $.01 per share cash dividend on March 9, 1999 payable April 7, 1999 to shareholders of record on March 26, 1999.

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

           The company's credit facility restricts the payment of cash dividends if the Bank's leverage ratio is less than 7%.

           Recent Sales of Unregistered Securities. On June 26, 1998, a director of the Company exercised warrants to purchase 21,120 shares of common stock of the Company at a price of $0.3125 per share. On December 23, 1998, three directors of the Company exercised warrants to purchase an aggregate of 554,805 shares of common stock of the Company at a price of $0.3125 per share. In December 1998, the Company issued an aggregate of 430 shares of common stock to the directors of the Company and the Bank as compensation for their service as directors during 1998.


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

          The Company has approximately $5.6 million in investment securities and $138.0 million in loans which mature within the next year. The Bank has $24.5 million in Federal funds lines with its correspondent banks to provide liquidity when needed. The Company's investment portfolio consists of over $72.5 million of marketable securities classified as available-for-sale which could be sold if additional liquidity is needed. The Company has lines of credit of $7.5 million with a lending institution and the Bank is approved to borrow up to $10.0 million in funds from the Federal Home Loan Bank to assist with capital and liquidity needs. The Bank has obtained approximately $48.3 million in brokered deposits at December 31, 1998 to help fund strong loan demand. The majority of these deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank's core deposit base.

          The Bank has been approved to open a full service branch in the Cool Springs area of Franklin. In October, 1998 the Company purchased a parcel of land in this area for $650,000. Expenditures related to the facility are expected to be approximately $500,000 with completion expected in the fourth quarter of 1999. The Bank has been approved to open a replacement branch facility in Brentwood, Tennessee with an anticipated opening date of third quarter 1999. The Brentwood facility will be leased with annual payments of $124,000 and constructed to the Bank's specifications, accordingly, no renovation expenditures are expected. The Bank has also been approved to open a full service branch facility in Nolensville and Belle Meade, Tennessee. To date, no land has been acquired on which to locate these facilities. The Bank is reviewing potential branch sites in the Green Hills area of Nashville, Tennessee and the Fieldstone Farms area of Franklin, Tennessee. If these sites are chosen and proper regulatory approval is received, the land and building expenditures will be approximately $1.7 million and $1.5 million, respectively. No other material capital expenditures are anticipated in 1999.

          Management monitors the Company's asset and liability positions in order to maintain a balance between rate sensitive assets and rate sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company's liquidity is adequate at December 31, 1998. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which if they were to be implemented would have a material effect on the Company's liquidity, capital resources, or results of operations.

          Net cash flow used by operating activities was $3.6 million in 1998 compared to net cash flow provided of $11.8 million in 1997, a decrease of $15.4 million. The decrease in cash flow is due to loans originated for sale exceeding proceeds from sale of loans by $7.9 million in 1998 as compared to the sale of loans exceeding the loans originated for sale by $7.6 million in 1997. The majority of this change is due to the increased activity in the Bank's mortgage subsidiary. The decrease in cash flow is offset slightly by an increase in net income of $998,000, coupled with increases in noncash items such as depreciation and other assets.

          Net cash used in investing activities was $64.2 million in 1998 compared to $ 63.7 million in 1997, representing a $500,000 increase. The increase in federal funds sold of $8.2 million in 1998, compared to a decrease of $233,000 in the prior year, accounted for $8.0 million of the increase, offset by a decrease in the change in net loans of $37.6 million in 1998 compared to $44.2 million in 1997. The change in the net investment portfolio also decreased from $17.4 million in 1997 to $16.2 million in 1998.

          Net cash provided by financing activities was $70.2 million in 1998 compared to $54.3 million in 1997, a $15.9 million or 29% increase. The increase is primarily due to an increase in deposits of $64.8 million in 1998 compared to $47.7 million in the preceding year. The increase is attributed in part, to the Bank borrowing $6.0 million in convertible fixed rate advances from Federal Home Loan Bank. The Company repaid $600,000 on its line of credit in 1998 as compared to borrowing $1.2 million in 1997. During the first quarter of 1997, the Bank entered into a $4.4 million repurchase agreement to further develop it's relationship with a customer, of which $1.0 million matured in 1998.

          The following is an analysis of rate sensitive assets and liabilities as of December 31, 1998:

                                                                                             5 YRS.
                                        0-3 MOS.          3-12 MOS.         1-5 YRS.        OR MORE           Total
                                       ---------          --------          -------         -------          -------
                                                                     (Dollars in thousands)
Securities                             $   3,144            10,322           39,117          26,090           78,673
Loans                                    128,868            39,914           70,555             749          240,086
Federal funds sold                         8,229                --               --              --            8,229
                                       ---------          --------          -------          ------          -------
Total rate sensitive assets              140,241            50,236          109,672          26,839          326,988
                                       ---------          --------          -------          ------          -------
NOW deposits                              31,757                --               --              --           31,757
Savings deposits                          53,410                --               --              --           53,410
Time deposits                             67,257           113,705           12,951              --          193,913
Repurchase agreements                      1,000                --            2,421              --            3,421
Other borrowings                           2,424                --               --           6,000            8,424
                                       ---------          --------          -------          ------          -------
Total rate sensitive
  liabilities                            155,848           113,705           15,372           6,000          290,925
                                       ---------          --------          -------          ------          -------
Excess (Deficiency) of rate
  sensitive assets less rate
  sensitive liabilities                $ (15,607)          (63,469)          94,300          20,839           36,063
                                       =========          ========          =======          ======          =======
Excess (Deficiency) as a
  percentage of earning assets             -4.8%            -19.4%             28.8%            6.4%            11.0%

Cumulative Excess
  (Deficiency)                         $ (15,607)          (79,076)          15,244          36,063           36,063
                                       =========          ========          =======          ======          =======
Cumulative Excess
  (Deficiency) as a
  percentage of earning assets             -4.8%            -24.2%              4.6%           11.0%            11.0%


         As indicated in the preceding table, the negative gap in the 0-3 month and 3-12 month categories between rate sensitive assets and rate sensitive liabilities would allow the Company to reprice its liabilities faster than its assets in a falling rate environment which should have a positive effect on earnings. However, in an increasing interest rate environment, the Company may experience a short-term decrease in earnings. The above table has been prepared based on principal payment due dates, contractual maturity dates or repricing intervals on variable rate instruments. With regard to mortgage-backed securities, the estimated prepayment date is used. Actual payments on mortgage-backed securities are received monthly and therefore should occur earlier than the contractual maturity date.

          Stockholders' equity at December 31, 1998, was $23.6 million or 6.7% of total assets compared to $17.8 million or 6.5% of total assets at December 31, 1997. The increase primarily reflects the net income earned during 1998. See note 15 of the Notes to Consolidated Financial Statements.

                                                           MINIMUM
                                     FOR CAPITAL          FOR "WELL        COMPANY'S
                                      ADEQUACY           CAPITALIZED"     CONSOLIDATED       BANK'S
                                      PURPOSES             CATEGORY          ACTUAL          ACTUAL
Leverage                               4.00%                 5.00%            7.00%           7.34%
Tier 1 risk-based                      4.00%                 6.00%            9.68%          10.13%
Total risk-based                       8.00%                10.00%           10.59%          11.05%


FINANCIAL CONDITION

          Total assets have grown $75.4 million or 27% since December 31, 1997 to a total of $349.9 million at December 31, 1998. The growth during 1998 has been funded by a $64.8 million increase in deposits, a $5.4 million increase in other borrowings and net income of $4.9 million. Total deposits were $312.4 million at December 31, 1998.

          The Company continues to experience excellent loan demand as demonstrated by the growth in net loans of $25.2 million or 13% from December 31, 1997. The allowance for loan losses increased $366,000 or 20% from the level at December 31, 1997, for a total of $2.2 million or approximately 1% of total loans. The increase is primarily the result of growth in the loan portfolio and not because of a decline in asset quality. Management believes that the level in the allowance for loan losses is adequate at December 31, 1998. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. In addition, Professional Bank Services, an external bank consulting firm, performs a annual review of the loan portfolio to provide management an independent third party opinion regarding the adequacy of the allowance for loan losses. At December 31, 1998, the Bank had loans that were specifically classified as impaired in the amount of approximately $33,100. The allowance for loan losses related to impaired loans was $25,400 at December 31, 1998.

          At December 31, 1998 and 1997, fair value of the securities classified as available-for-sale exceeded the adjusted cost of securities by $257,000 and $345,000, respectively. As a result unrealized gain net of taxes of $159,000 and $214,000 for the years ended December 31, 1998 and 1997, respectively, is included in Other Comprehensive Income in the Statement of Changes in Stockholders' Equity. See notes 1 and 3 to the Consolidated Financial Statements.

          Total securities, including mortgage-backed securities, increased $16.3 million or 27% during 1998 due to overall Bank growth. Property and equipment increased $1.2 million during 1998 primarily due to the construction of the Bank's Fairview branch facility and the purchase of land on which to locate the Cool Springs branch facility. Accrued income receivable increased $237,000 in 1998 due to increases in the Bank's loan and securities portfolios. Stockholders' equity increased $5.8 million or 33% from December 31, 1997 primarily as a result of earnings of $4.9 million and issuance of common stock due to the exercise of stock options and warrants totalling $1.1 million.

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED WITH FISCAL 1997

          The Company had net income of $4.9 million in 1998 compared to $3.9 million in 1997. The Company had income before taxes of $7.7 million in 1998, representing a 25% increase over the $6.1 million recorded in 1997.

          Total interest income increased $3.9 million or 17% in 1998 as compared to 1997, while total interest expense increased $2.2 million or 21% in 1998 as compared to 1997. The increase in total interest income is attributable to an increase in average earning assets of $53.2 million or 22% in 1998. Average interest bearing liabilities increased $46.6 million or 22% in 1998. A slightly lower interest rate environment in 1998 as compared to 1997 and strong rate competition resulted in a decrease in net yield from 4.94% in 1997 to 4.61% in 1998.

          The provision for loan losses was $515,000 in 1998 as compared to $420,000 in 1997. Provisions for loan losses have been necessary due to growth in the Bank's loan portfolio. Net charge-offs were $149,000 or less than .07% of average loans outstanding in 1998.

          Total other income of $5.2 million in 1998 increased $2.5 million or 88% from 1997. The increase was attributed to an increase of $295,000 or 27% in service charges on deposit accounts directly related to the increase in deposit accounts and an increase of $1.1 million or 97% in mortgage banking activities. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities," in 1997, which superceded SFAS No. 122 "Accounting for Mortgage Servicing Rights." Mortgage servicing rights contributed $1.1 million and $239,000 in 1998 and 1997, respectively, to mortgage banking activities. Other service charges, commissions and fees increased $879,000 or 207% primarily due to security call option fees of $405,000 in 1998 as compared to $147,000 in 1997, income from the Bank's insurance subsidiary of $131,000 in 1998 as compared to $53,000 in 1997 and income from the Bank's securities subsidiary of $273,000 in 1998 as compared to $12,000 in 1997.

          Total other expenses increased $2.5 million or 32% during 1998 as compared to 1997. Salaries and employee benefits increased $1.4 million or 31% primarily due to additional personnel. The Bank had 156 full time equivalent employees at December 31, 1998 as compared to 134 a year earlier. Included in salaries and employee benefits are commissions related to the mortgage banking department of $412,000 in 1998 compared to $281,000 in 1997. Occupancy expense and furniture and equipment expense increased $248,000 or 27% and 131,000 or 19%, respectively, from 1997 primarily due to the new Fairview branch and Franklin Financial Insurance Center facilities. Other expenses have increased as a result of the overall growth of the Bank.

FISCAL 1997 COMPARED WITH FISCAL 1996

          The Company had net income of $3.9 million in 1997 compared to $2.6 million in 1996. The Company had income before taxes of $6.1 million in 1997, representing a 53% increase over the $4.0 million recorded in 1996.

          Total interest income increased $5.8 million or 35% in 1997 as compared to 1996, while total interest expense increased $3.2 million or 41% in 1997 as compared to 1996. The increase in total interest income is attributable to an increase in average earning assets of $61.9 million or 36% in 1997. Average interest bearing liabilities increased $56.7 million or 37% in 1997. The Bank's "negative gap" position in the short term (one year or less) and a slightly higher interest rate environment in 1997 as compared to 1996 resulted in a decrease in net yield from 5.18% in 1996 to 4.94% in 1997."Negative gap" is used to describe the interest rate risk position when a Bank's rate sensitive liabilities are repricing faster than rate sensitive assets.

          The provision for loan losses was $420,000 in 1997 and 1996. Provisions for loan losses have been necessary due to growth in the Bank's loan portfolio. Net charge-offs were $64,000 or less than .04% of average loans outstanding in 1997.

          Total other income of $2.8 million in 1997 increased $973,000 or 54% from 1996. The increase was attributed to an increase of $195,000 or 22% in service charges on deposit accounts directly related to the increase in deposit accounts and an increase of $601,000 or 113% in mortgage banking activities. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities," in 1997, which superceded SFAS No. 122 "Accounting for Mortgage Servicing Rights." Mortgage servicing rights contributed $239,000 and $106,000 in 1997 and 1996, respectively, to mortgage banking activities. Other service charges, commissions and fees increased $144,000 or 52% primarily due to security call option fees of $147,000 in 1997 as compared to $21,000 in 1996.

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

YEAR 2000

          A critical issue affecting companies that rely extensively on electronic data processing systems, such as the Company, is the Year 2000 issue. The Year 2000 issue has arisen due to the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail as a result of their inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, begin controlled by microprocessor chips, may not deal appropriately with the year "00." This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

          The FFIEC (Federal Financial Institutions Examination Council) has issued guidelines for financial institutions to follow with respect to Year 2000 compliance. The Company's Year 2000 action plans are based primarily on the guidelines and timetables outlined in this guidance. During 1997, the Company formed an internal task force, chaired by the Vice President of Information Systems, to address the Year 2000 issue, including a comprehensive review of the Company's systems and to insure that the Company take any necessary measures for Year 2000 compliance. The Company has (1) performed assessments of Year 2000 issues, (2) substantially completed testing and validation of internal and external mission critical systems, (3) begun customer awareness of Year 2000, and (4) begun contingency planning. Management reports to the Board of Directors at least quarterly on the status of Year 2000. The Company believes that since the majority of its equipment is relatively new and since software utilized by the Company is provided by third-parties, the Year 2000 issue will not pose significant internal operational problems or generate additional material expenditures. Management currently does not expect Year 2000 issues to have a material impact on its financial position or results of operations. The Company spent approximately $10,000 on Year 2000 issues in 1998 and expects expenditures to be approximately $110,000 in 1999. These expenditures include independent third-parties utilized for testing and contingency planning validation.

          In the second and third quarter of 1998, the Company performed an inventory of its computer and embedded systems. The Company uses external provided standardized software for its processing needs. During assessment, the Company identified eight mission critical software systems. The Company plans to finalize its assessment and testing of mission critical embedded systems by March 31, 1999. The Company has identified essential and non-essential systems and processes. The Company has initiated communications with suppliers and vendors to determine the potential impact of such third-parties' Year 2000 compliance status. These third-parties include suppliers, telephone and utility providers and other financial institutions.

          The Company began testing of mission critical software systems in the third quarter of 1998 and has completed testing of these mission critical systems. The Company tested critical dates outlined in the FFIEC guidelines. The Company initiated certification requests from mission critical vendors seeking assurance that these systems will be Year 2000 compliant. The Company validated test results of mission critical systems internally and through an independent third-party during the first quarter of 1999. Testing of key computer hardware was completed in the first quarter of 1999.

          An area of concern by the Company is the effect of Year 2000 issues on deposit and loan customers. Members of the Company's management have given Year 2000 issue speeches to local groups to try to heighten awareness of Year 2000 issues. The Company plans to use statement stuffers and other forms of communication to try to raise customer awareness. The Company also has a Year 2000 statement on its website. Failure of certain customers to address Year 2000 related issues could have a significant impact on the ability of these customers to continue operations. The Company's loan portfolio could be negatively impacted if customers are unable to repay loan agreements as a result of failure to address Year 2000 issues. In the second quarter of 1998, the Company began reviews of loan relationships to determine the potential effect of Year 2000 issues on the customers' operations. The Company reviews loan relationships in excess of $1,000,000, individual loans in excess of $750,000 and any other loan the primary lender feels necessary to review. The primary focus of this review was to determine the readiness of the customer to address Year 2000 issues and the impact of such readiness on the customer's ability to repay loans. Management identified a small number of customers which could be potentially impacted by Year 2000 issues, addressed the concern with these customers and continues to monitor their status. The Company now includes Year 2000 compliance requirements in its standard loan agreements. Although the Company has taken steps to address customer Year 2000 issues, there can be no assurance that these customers will be Year 2000 compliant.

          The Company is in the process of preparing its Year 2000 contingency plan. The contingency plan, testing of the plan and independent validation of such testing is scheduled to be complete by June 30, 1999. Contingency plans will be prepared to provide a minimum acceptable level of service should an unforeseen Year 2000 issue arise.

          Although the Company has taken extensive steps to address Year 2000 related issues, there can be no assurance that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations. The Company's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

ACCOUNTING PRONOUNCEMENTS

          In 1998, The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of income. The Company presented this information in the Consolidated Statement of Changes in Stockholders' Equity.

          During fiscal 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This standard requires disclosure of segment information in a company's financial statements. The Company has only one reportable segment and therefore, substantially all of the assets, liabilities, and operations presented in the consolidated financial statements are attributable to Franklin National Bank. The Bank provides a variety of banking services to individuals and businesses through its branches in Brentwood, Franklin, Fairview and Spring Hill, Tennessee. Its primary deposit products are demand deposits, savings deposits and certificates of deposits, and its primary lending products are commercial business, real estate mortgage, and consumer loans.

           In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and will be effective for the Company in fiscal year 2000. Management has not yet assessed the impact the adoption of this Standard will have on the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS.

The following financial statements are filed with this report:

Independent Auditor's Report-Deloitte & Touche, LLP
Independent Auditor's Report-Heathcott & Mullaly, P.C.
Consolidated Balance Sheets - December 31, 1998 and 1997
Consolidated Statements of Income - Years ended December 31, 1998, 1997 and 1996 Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1998, 1997 and 1996
Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996
Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


Board of Directors
Franklin Financial Corporation and Subsidiary

We have audited the consolidated balance sheets of Franklin Financial Corporation and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 1996 were audited by other auditors whose report, dated March 13, 1997, expressed an unqualified opinion on those statements.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Franklin Financial Corporation and Subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

NASHVILLE, TENNESSEE

March 15, 1999

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Franklin Financial Corporation

We have audited the consolidated statements of income, changes in stockholders' equity, and cash flows for the year ended December 31, 1996 of Franklin Financial Corporation and Subsidiary. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Franklin Financial Corporation and Subsidiary for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/Heathcott & Mullaly, P.C.

Brentwood, Tennessee
March 13, 1997

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------

ASSETS                                                                                        1998               1997

Cash and cash equivalents (Notes 1 and 2)                                                $  13,089,168      $  10,696,477
Federal funds sold                                                                           8,229,000                 --
Investment securities available-for-sale, at fair value (Notes 1 and 3)                     40,134,912         25,400,895
Mortgage-backed securities available-for-sale, at fair value (Notes 1 and 3)                32,405,889         29,653,954
Investment securities held-to-maturity, fair value $4,395,168
  in 1998 and $5,231,690 in 1997 (Notes 1 and 3)                                             4,170,665          5,102,525
Mortgage-backed securities held-to-maturity, fair value
  $602,166 in 1998 and $862,890 in 1997 (Notes 1 and 3)                                        591,450            856,646
Federal Home Loan and Federal Reserve Bank stock                                             1,370,500          1,129,100
Loans held for sale (Note 1)                                                                23,642,590          3,736,909
Loans (Notes 1 and 4)                                                                      215,927,533        190,344,656
Allowance for loan losses (Notes 1 and 5)                                                   (2,193,614)        (1,827,956)
                                                                                         -------------      -------------
            Net loans                                                                      213,733,919        188,516,700

Premises and equipment, net  (Notes 1 and 9)                                                 7,532,362          6,305,752
Accrued interest receivable                                                                  2,126,364          1,889,626
Other assets (Notes 7 and 13)                                                                2,840,625          1,144,219
                                                                                         -------------      -------------
TOTAL                                                                                    $ 349,867,444      $ 274,432,803
                                                                                         =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:

  Noninterest-bearing                                                                    $  33,317,410      $  28,112,630
  Interest-bearing                                                                         279,079,559        219,459,079
                                                                                         -------------      -------------
            Total deposits (Note 10)                                                       312,396,969        247,571,709
Repurchase agreements (Note 6)                                                               3,420,936          4,420,936
Other borrowings (Note 11)                                                                   8,423,840          3,029,541
Accrued interest payable                                                                     1,086,859          1,056,858
Other liabilities                                                                              950,064            564,087
                                                                                         -------------      -------------
            Total liabilities                                                              326,278,668        256,643,131
COMMITMENTS AND CONTINGENCIES (Notes 8 and 12)
STOCKHOLDERS' EQUITY:

  Common stock, no par value - authorized, 500,000,000 shares; issued 30,470,803 and
    6,990,362 shares at December 31, 1998 and 1997, respectively                            11,091,517          9,819,631
  Retained earnings                                                                         12,338,051          7,756,261
  Accumulated other comprehensive income                                                       159,208            213,780
                                                                                         -------------      -------------
            Total stockholders' equity (Note 15)                                            23,588,776         17,789,672
                                                                                         -------------      -------------
TOTAL                                                                                    $ 349,867,444      $ 274,432,803
                                                                                         =============      =============

See notes to consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

-------------------------------------------------------------------------------

                                                            1998            1997           1996
INTEREST INCOME:
  Interest and fees on loans                            $22,140,914     $18,871,966     $14,112,610
  Taxable securities                                      3,655,304       3,193,657       2,236,597
  Tax-exempt securities                                     445,284         294,770         275,667
  Federal funds sold                                        196,169         160,896          84,539
  Deposits in financial institutions                             --              --             427
                                                        -----------     -----------     -----------
            Total interest income                        26,437,671      22,521,289      16,709,840

INTEREST EXPENSE:
  Certificates of deposit over $100,000                   5,268,052       4,442,619       2,947,262
  Other deposits                                          7,134,683       5,962,588       4,705,616
  Federal Home Loan Bank advances                           197,019          25,680           9,260
  Other borrowed funds                                      541,916         465,249          68,447
                                                        -----------     -----------     -----------
            Total interest expense                       13,141,670      10,896,136       7,730,585
                                                        -----------     -----------     -----------
NET INTEREST INCOME                                      13,296,001      11,625,153       8,979,255
PROVISION FOR LOAN LOSSES (Note 5)                          515,000         420,000         420,000
                                                        -----------     -----------     -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      12,781,001      11,205,153       8,559,255

OTHER INCOME:
  Service charges on deposit accounts                     1,391,672       1,096,323         901,214
  Mortgage banking activities                             2,229,942       1,132,835         531,620
  Gain on sale of investment securities                     301,840         121,089          88,933
  Other service charges, commissions and fees             1,303,514         424,054         279,769
                                                        -----------     -----------     -----------
            Total other income                            5,226,968       2,774,301       1,801,536

OTHER EXPENSES:
  Salaries and employee benefits (Note 16)                5,766,239       4,401,976       3,521,772
  Occupancy (Note 12)                                     1,148,688         901,174         818,550
  Furniture and equipment                                   805,067         673,752         553,734
  Communications and supplies                               434,189         343,093         290,761
  Advertising and marketing                                 282,028         282,562         224,083
  FDIC and regulatory assessments                           105,828          90,167          67,387
  Other                                                   1,812,431       1,148,195         882,518
                                                        -----------     -----------     -----------
            Total other expenses                         10,354,470       7,840,919       6,358,805
                                                        -----------     -----------     -----------
INCOME BEFORE INCOME TAXES                                7,653,499       6,138,535       4,001,986
INCOME TAXES (Note 13)                                    2,767,001       2,250,064       1,436,501
                                                        -----------     -----------     -----------
NET INCOME                                              $ 4,886,498     $ 3,888,471     $ 2,565,485
                                                        ===========     ===========     ===========
NET INCOME PER SHARE:

  Basic                                                 $      0.17     $      0.14     $      0.09
                                                        ===========     ===========     ===========
  Diluted                                               $      0.15     $      0.12     $      0.08
                                                        ===========     ===========     ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:

  Basic                                                  28,401,805      27,850,072      27,620,624
                                                        ===========     ===========     ===========
  Diluted                                                33,181,868      32,612,828      30,604,324
                                                        ===========     ===========     ===========

See notes to consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

-------------------------------------------------------------------------------

                                                                                                           ACCUMULATED
                                                 COMMON STOCK        ADDITIONAL    COMPRE-                OTHER COMPRE-
                                            ---------------------     PAID-IN      HENSIVE      RETAINED     HENSIVE
                                              SHARES      AMOUNT      CAPITAL      INCOME       EARNINGS     INCOME       TOTAL
BALANCE, JANUARY 1, 1996                    1,723,235  $ 4,308,088  $5,161,989                $ 1,302,305  $ 225,599  $ 10,997,981
Comprehensive income:
  Net income                                                                    $ 2,565,485     2,565,485                2,565,485
  Other comprehensive income, net of tax:
    Unrealized holding losses on
      securities arising during the year
      (net of tax of $38,199)                                                      (108,719)
    Less: Reclassification adjustment for
      gains included in net income
      (net of tax of $23,123)                                                       (65,810)
                                                                                -----------
  Other comprehensive loss                                                         (174,529)                (174,529)     (174,529)
                                                                                -----------
Comprehensive income                                                            $ 2,390,956
                                                                                ===========
Issuance of common stock                        9,312       23,280      91,998                                             115,278
                                           ----------  -----------  ----------                -----------  ---------  ------------
BALANCE, DECEMBER 31, 1996                  1,732,547    4,331,368   5,253,987                  3,867,790     51,070    13,504,215
Comprehensive income:

  Net income                                                                    $ 3,888,471     3,888,471                3,888,471
  Other comprehensive income, net of tax:
    Unrealized holding gains on securities
      arising during the year
      (net of tax of $88,652)                                                       252,316
    Less: Reclassification adjustment for
      gains included in net income
      (net of tax of $31,483)                                                       (89,606)
                                                                                -----------
  Other comprehensive income                                                        162,710                  162,710       162,710
                                                                                -----------
Comprehensive income                                                            $ 4,051,181
                                                                                ===========
Change in par value of common stock from
   $2.50 to no par                                 --    5,253,987  (5,253,987)                                                 --
Two-for-one stock split                     1,732,547
Issuance of common stock                       30,087      234,276                                                         234,276
Subsequent two-for-one stock split          3,495,181
                                           ----------  -----------  ----------                -----------  ---------  ------------
BALANCE, DECEMBER 31, 1997                  6,990,362    9,819,631          --                  7,756,261    213,780    17,789,672
Comprehensive income:
  Net income                                                                    $ 4,886,498     4,886,498                4,886,498
  Other comprehensive income, net of tax:
    Unrealized holding gains on securities
      arising during the year (net of tax
      of $59,305)                                                                   168,790
    Less: Reclassification adjustment for
      gains included in net income
      (net of tax of $78,478)                                                      (223,362)
                                                                                -----------
  Other comprehensive loss                                                          (54,572)                 (54,572)      (54,572)
                                                                                -----------
Comprehensive income                                                            $ 4,831,926
                                                                                ===========
Four-for-one stock split                   20,971,086
Issuance of common stock                    2,509,355    1,144,150                                                       1,144,150
Tax benefit of stock options exercised                     127,736                                                         127,736
Cash dividend declared; $0.01 per share                                                          (304,708)                (304,708)
                                           ----------  -----------  ----------                -----------  ---------  ------------
BALANCE, DECEMBER 31, 1998                 30,470,803  $11,091,517  $       --                $12,338,051  $ 159,208  $ 23,588,776
                                           ==========  ===========  ==========                ===========  =========  ============




See notes to consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

                                                                            1998                1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $   4,886,498        $  3,888,471        $  2,565,485
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Depreciation, amortization and accretion                            1,023,785             679,716             537,628
      Provision for loan losses                                             515,000             420,000             420,000
      Deferred income taxes                                                 309,895             (36,181)            (34,548)
      Loans originated for sale                                         (96,949,473)        (39,056,678)        (25,152,056)
      Proceeds from sale of loans                                        89,010,999          46,632,305          25,755,653
      Gain on sale of investment securities                                (301,840)           (121,089)            (88,933)
      Gain on sale of loans                                                (141,109)            (92,202)           (124,390)
      Gain on sale of fixed assets                                             (445)               (234)             (1,950)
      Increase in accrued interest receivable                              (236,738)           (340,762)           (237,659)
      Increase in accrued interest payable                                   30,001             321,917             219,952
      Increase (decrease) in other liabilities                              192,944              96,695             (12,500)
      Increase in other assets                                           (1,949,604)           (553,422)            (30,258)
                                                                      -------------        ------------        ------------
            Net cash (used in) provided by operating activities          (3,610,087)         11,838,536           3,816,424

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in federal funds sold                              (8,229,000)            233,000             299,000
  Decrease in interest-bearing deposits
    in financial institutions                                                    --                  --              93,237
  Proceeds from sales of securities available-for-sale                   80,045,418          34,646,948           5,075,657
  Proceeds from maturities of securities available-for-sale              16,342,143           8,875,201          16,312,362
  Proceeds from maturities of securities held-to-maturity                 1,185,289             859,409           1,079,547
  Purchases of securities held-to-maturity                                       --          (1,638,384)         (2,832,353)
  Purchases of securities available-for-sale                           (113,774,407)        (60,138,871)        (27,559,776)
  Purchases of Federal Home Loan and Federal Reserve Bank stock            (241,400)           (191,400)           (240,700)
  Net increase in loans                                                 (37,558,317)        (44,174,735)        (46,112,890)
  Purchases of premises and equipment, net                               (1,953,685)         (2,180,409)           (337,961)
                                                                      -------------        ------------        ------------
            Net cash used in investing activities                       (64,183,959)        (63,709,241)        (54,223,877)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits                                                   64,825,260          47,660,883          49,542,790
  (Decrease) increase in repurchase agreements                           (1,000,000)          4,420,936                  --
  Increase in other borrowings                                            5,394,299           1,979,541           1,050,000
  Dividends declared                                                       (304,708)                 --                  --
  Net proceeds from issuance of common stock                              1,144,150             234,276             115,278
  Tax benefit of stock options exercised                                    127,736                  --                  --
                                                                      -------------        ------------        ------------
            Net cash provided by financing activities                    70,186,737          54,295,636          50,708,068
                                                                      -------------        ------------        ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 2,392,691           2,424,931             300,615
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             10,696,477           8,271,546           7,970,931
                                                                      -------------        ------------        ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                $  13,089,168        $ 10,696,477        $  8,271,546
                                                                      =============        ============        ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for income taxes                          $   2,986,285        $  2,311,486        $  1,422,279
                                                                      =============        ============        ============
  Cash paid during the year for interest                              $  13,111,669        $ 10,574,219        $  7,510,633
                                                                      =============        ============        ============

See notes to consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1998

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

      CONSOLIDATED SUBSIDIARY - The consolidated financial statements include the accounts of the Company's wholly-owned subsidiary, Franklin National Bank, Franklin, Tennessee (the "Bank") and its subsidiaries, Hometown Loan Company, Franklin Financial Insurance, Franklin Financial Mortgage and Franklin Financial Securities. Material intercompany transactions and balances have been eliminated.

      OPERATING SEGMENTS - During fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of An Enterprise and Related Information. This Standard requires disclosure of segment information in a company's financial statements. The Company has only one reportable segment under the quantitative guidelines of SFAS No. 131 therefore, substantially all of the assets, liabilities, and operations presented in the consolidated financial statements are attributable to Franklin National Bank. The Bank provides a variety of banking services to individuals and businesses through its branches in Brentwood, Franklin, Fairview and Spring Hill, Tennessee. Its primary deposit products are demand deposits, savings deposits, and certificates of deposits, and its primary lending products are commercial business, real estate mortgage, and consumer loans.

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

      Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, in accumulated other comprehensive income. Realized gains and losses for securities classified as either available-for-sale or held-to-maturity are reported in earnings based on the adjusted cost of the specific security sold.

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

      FINANCIAL INSTRUMENTS - All derivative financial instruments held or issued by the Company, consisting principally of covered call options written on U.S. Treasury securities, are held or issued for purposes other than trading. Such instruments are entered into by the Company as hedges against exposure to interest rate risk. Such instruments are recorded at market value while the contracts are open with fees received recognized into income in the period the contract closes. The maximum term of such contracts used by the Company is 30 days.

      MORTGAGE BANKING ACTIVITIES - The Company originates and sells residential mortgage loans. Generally, such loans are sold at origination. Any loans held for sale are carried at the lower of cost or market value in the aggregate with respect to the entire portfolio.

      Effective January 1, 1997, the Company adopted the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities. This statement, which did not have a material effect on the Company's consolidated financial statements, requires that servicing assets be measured by allocating the previous carrying amount between the assets sold and the retained interests based on their relative fair values at date of transfer. The Company's mortgage servicing rights are related to in-house origination serviced for others. The initial amount recorded as mortgage servicing rights is essentially the difference between the amount that can be realized when loans are sold, servicing released, as compared to loans sold, servicing retained.

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

      INCOME TAXES - The Company files a consolidated tax return with its subsidiary. Income taxes are allocated to members of the consolidated group on a separate return basis. Income taxes have been provided using the asset and liability method.

      EARNINGS PER SHARE - Earnings per share ("EPS") for all periods have been computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the year plus additional potentially dilutive common shares calculated for stock options and warrants using the treasury stock method.

      COMPREHENSIVE INCOME - In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. As permitted by this Statement, the Company has presented this information in the Consolidated Statement of Changes in Stockholders' Equity.

      RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and will be effective for the Company beginning in fiscal year 2000. Management has not yet assessed the impact the adoption of this Standard will have on the Company's financial statements.

2.    RESTRICTED CASH BALANCES

      The subsidiary Bank is required to maintain reserves, in the form of cash and deposits, with the Federal Reserve Bank against its deposit liabilities. Aggregate reserves of the subsidiary of approximately $1,893,000 were maintained to satisfy federal regulatory requirements at December 31, 1998.

3.    INVESTMENT AND MORTGAGE-BACKED SECURITIES

      The following tables reflect the amortized cost and estimated fair values of debt, equity and mortgage-backed securities held at December 31, 1998 and 1997. In addition, gross unrealized gains and losses are disclosed as of December 31, 1998 and 1997.

                                                                  1998
                                     -----------------------------------------------------------------
                                                           GROSS           GROSS
                                         AMORTIZED       UNREALIZED      UNREALIZED           FAIR
       AVAILABLE-FOR-SALE                   COST           GAINS           LOSSES            VALUE
       U.S. Treasury obligations        $16,001,994       $  3,878       $(325,045)       $15,680,827
       Obligations of U.S.
         government agencies             10,201,424         20,765         (21,752)        10,200,437
       Obligations of state and
         political subdivisions          13,679,961        583,172          (9,485)        14,253,648
                                        -----------       --------       ---------        -----------
       Investment securities             39,883,379        607,815        (356,282)        40,134,912

       Mortgage-backed securities        32,400,638         63,537         (58,286)        32,405,889
                                        -----------       --------       ---------        -----------
       TOTAL AVAILABLE-FOR-SALE         $72,284,017       $671,352       $(414,568)       $72,540,801
                                        ===========       ========       =========        ===========

                                                                  1998
                                     -----------------------------------------------------------------
                                                           GROSS           GROSS
                                         AMORTIZED       UNREALIZED      UNREALIZED           FAIR
       HELD-TO-MATURITY                     COST           GAINS           LOSSES            VALUE
       U.S. Treasury obligations        $   502,152       $  2,179       $      --        $   504,331
       Obligations of U.S.
         government agencies                851,178          2,969              --            854,147
       Obligations of state and
         political subdivisions           2,817,335        219,355              --          3,036,690
                                        -----------       --------       ---------        -----------
       Investment securities              4,170,665        224,503              --          4,395,168

       Mortgage-backed securities           591,450         10,885            (169)           602,166
                                        -----------       --------       ---------        -----------
       TOTAL HELD-TO-MATURITY           $ 4,762,115       $235,388       $    (169)       $ 4,997,334
                                        ===========       ========       =========        ===========


                                                                  1997
                                     -----------------------------------------------------------------
                                                           GROSS           GROSS
                                         AMORTIZED       UNREALIZED      UNREALIZED           FAIR
       AVAILABLE-FOR-SALE                   COST           GAINS           LOSSES            VALUE
       U.S. Treasury obligations        $13,679,288       $ 60,974       $    (587)       $13,739,675
       Obligations of U.S.
         government agencies              7,094,010         38,726         (10,851)         7,121,885

       Obligations of state and
         political subdivisions           4,068,251        124,613          (3,816)         4,189,048
       Corporate notes                      330,237         20,050              --            350,287
                                        -----------       --------       ---------        -----------
       Investment securities             25,171,786        244,363         (15,254)        25,400,895

       Mortgage-backed securities        29,538,260        182,313         (66,619)        29,653,954
                                        -----------       --------       ---------        -----------
       TOTAL AVAILABLE-FOR-SALE         $54,710,046       $426,676       $ (81,873)       $55,054,849
                                        ===========       ========       =========        ===========




                                                                  1997
                                     -----------------------------------------------------------------
                                                           GROSS           GROSS
                                         AMORTIZED       UNREALIZED      UNREALIZED           FAIR
       HELD-TO-MATURITY                     COST           GAINS           LOSSES            VALUE
       U.S. Treasury obligations        $   507,307       $     --       $      (7)       $   507,300
       Obligations of U.S.
         government agencies            1,590,710         13,603              --          1,604,313

       Obligations of state and
         political subdivisions           2,974,508        113,084              --          3,087,592
       Corporate notes                       30,000          2,485              --             32,485
                                        -----------       --------       ---------        -----------
       Investment securities              5,102,525        129,172              (7)         5,231,690

       Mortgage-backed securities           856,646          8,499          (2,255)           862,890
                                        -----------       --------       ---------        -----------
       TOTAL HELD-TO-MATURITY           $ 5,959,171       $137,671       $  (2,262)       $ 6,094,580
                                        ===========       ========       =========        ===========

      Gross gains of $319,254, $148,280, and $90,077 and gross losses of $17,414, $27,191, and $1,144 were realized on sales of securities available for sale in 1998, 1997 and 1996, respectively.

      The amortized cost and fair value of debt securities at December 31, 1998, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                             AVAILABLE-FOR-SALE                         HELD-TO-MATURITY
                                  -----------------------------------------    --------------------------------------
                                            AMORTIZED                                 AMORTIZED
                                              COST              FAIR VALUE              COST             FAIR VALUE
Due in one year or less                    $ 4,245,152          $ 4,265,957          $ 1,353,329         $ 1,358,478
Due after 1-5 years                         12,125,147           11,992,362              445,349             488,071
Due after 5-10 years                         8,077,634            7,972,147            1,977,228           2,109,648
Due after ten years                         15,435,446           15,904,446              394,759             438,971
                                           -----------          -----------          -----------         -----------
                                            39,883,379           40,134,912            4,170,665           4,395,168
Mortgage-backed securities                  32,400,638           32,405,889              591,450             602,166
                                           -----------          -----------          -----------         -----------
                                           $72,284,017          $72,540,801          $ 4,762,115         $ 4,997,334
                                           ===========          ===========          ===========         ===========

      Fair value of securities is established by an independent pricing service as of the approximate dates indicated. Securities carried at $51,859,206 and $51,283,039 at December 31, 1998 and 1997, respectively, were pledged to secure deposits and for other purposes.

      At December 31, 1998, the Company did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.

4.    LOANS

      Loans at December 31, 1998 and 1997 are summarized as follows:

                                                         1998                 1997
       Commercial, financial and agricultural       $  58,857,043        $  43,343,432
       Real estate - construction                      29,334,725           33,708,093
       Real estate - mortgage                         110,244,885           98,732,668
       Consumer                                        18,006,502           15,000,838
                                                    -------------        -------------
                                                      216,443,155          190,785,031
       Deferred loan fees                                (515,622)            (440,375)
                                                    -------------        -------------
       Total loans                                  $ 215,927,533        $ 190,344,656
                                                    =============        =============

      Direct and indirect loans to officers and directors during 1998 and 1997 are as follows:


                                                         1998                1997
       Balance at beginning of year                 $   1,621,265        $   1,496,491
         New loan disbursements                         1,885,494            1,255,483
         Repayments                                    (1,384,653)          (1,130,709)
                                                    -------------        -------------
       Balance at end of year                       $   2,122,106        $   1,621,265
                                                    =============        =============


      In addition, there were approximately $240,274 of undisbursed loan commitments to such parties at December 31, 1998.

      During 1998, the Company capitalized servicing rights on certain commercial loans originated and sold with servicing retained in accordance with SFAS No. 125. The total amount capitalized for these servicing rights was $186,820 as of December 31, 1998, and amortization of the servicing rights amount to $11,748 during 1998.

5.    ALLOWANCE FOR LOAN LOSSES

      Transactions in the allowance for loan losses were as follows:


                                                            1998               1997               1996
       Balance at beginning of year                     $ 1,827,956        $ 1,471,904        $ 1,061,609
       Provisions charged to operating expense              515,000            420,000            420,000
       Loans charged off                                   (158,983)           (76,419)           (22,167)
       Recoveries on previously charged off loans             9,641             12,471             12,462
                                                        -----------        -----------        -----------
       Balance at end of year                           $ 2,193,614        $ 1,827,956        $ 1,471,904
                                                        ===========        ===========        ===========

      At December 31, 1998 and 1997, the Bank had loans that were specifically classified as impaired in the amount of approximately $33,000 and $29,800, respectively. The allowance for loan losses related to impaired loans amount to $25,421 and $25,000 at December 31, 1998 and 1997, respectively.

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

7.    MORTGAGE BANKING

      The unpaid principal balances of mortgage loans serviced for others was approximately $76,866,500 and $32,836,000 at December 31, 1998 and 1997,
      respectively.

      Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $2,726,500 and $611,000 at December 31, 1998 and 1997, respectively.

      As discussed in Note 1, the Company adopted SFAS No. 125 in 1997. Mortgage servicing rights, net of amortization, totaled $1,256,593 and $332,765 in 1998 and 1997, respectively. Amortization of servicing rights amount to $158,034, $69,224, and $42,914 during 1998, 1997 and 1996, respectively.

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

                                                                                                   CONTRACT OR
                                                                                                 NOTIONAL AMOUNT

Financial instruments whose contract amounts represent credit risk:
    Commitments to extend credit                                                                   $ 52,928,120
    Credit card commitments                                                                             339,063
    Standby letters of credit                                                                         5,437,055
    Commitments to originate mortgages                                                                6,505,323
    Commitments to sell mortgages                                                                    20,790,187

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

      The Bank enters into various commitments to originate mortgage loans. These commitment obligations are considered in conjunction with the lower of cost or market valuation of loans held for sale.

      The Bank sells a majority of its originated loans to governmental agencies and private investors. The Bank has entered into various commitments to sell mortgage loans as of December 31, 1998.

      Derivative financial instruments, consisting principally of covered call options written on U.S. Treasury Securities, are contracts for delayed delivery of securities in which the seller agrees to make delivery at a specified future date of a specified instrument at a specified price or yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. The Bank uses such contracts in connection with its asset/liability management program in improving yield and managing interest rate exposure arising out of non-trading assets and liabilities. Such positions held in U.S. Treasury note contracts at December 31, 1998 and 1997, were approximately $-0- and $10,000,000, respectively. Deferred gains primarily representing premiums received of $-0- and $26,000 at December 31, 1998 and 1997, respectively, are included in other liabilities on the consolidated balance sheets.

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

9.    PREMISES AND EQUIPMENT

      Premises and equipment at December 31, 1998 and 1997 are summarized as follows:


                                                                 1998               1997
       Land                                                 $  1,086,122        $   429,227
       Buildings                                               2,187,930          1,635,562
       Leasehold improvements - buildings                      3,586,441          3,454,914
       Furniture and equipment                                 3,361,520          2,859,749
                                                            ------------        -----------
                                                              10,222,013          8,379,452
       Less accumulated depreciation and amortization         (2,689,651)        (2,073,700)
                                                            ------------        -----------
                                                            $  7,532,362        $ 6,305,752
                                                            ============        ===========


10.   DEPOSITS

      A summary of deposits at December 31, 1998 and 1997 follows:


                                                                1998                1997
       Non-interest bearing demand                          $ 33,317,410        $ 28,112,630
       Interest-bearing demand                                74,847,304          56,059,953
       Savings                                                10,319,273           8,050,119
       Certificates of deposit of $100,000 or more           112,977,781          86,605,572
       Other time                                             80,935,201          68,743,435
                                                            ------------        ------------
                                                            $312,396,969        $247,571,709
                                                            ============        ============


      At December 31, 1998, the scheduled maturities of certificates of deposits and other time deposits are as follows:

       1999                                           $180,961,279
       2000                                              8,916,198
       2001                                              1,636,226
       2002                                                619,407
       Thereafter                                        1,779,872
                                                      ------------
                                                      $193,912,982
                                                      ============

11.   OTHER BORROWINGS

      The Company has a $7,500,000 line of credit established with a lending institution secured by all of the outstanding capital stock of the Bank. The balance outstanding on the line at December 31, 1998 was $1,680,000. Interest floats at the lending bank's base rate, 6.9% at December 31, 1998, and is payable quarterly. Principal payments are required annually on January 31 based on the outstanding principal balance.

      The Bank also has federal funds lines (or the equivalent thereof) with correspondent banks totaling approximately $24,500,000 at December 31, 1998. No amounts were outstanding as of December 31,1998.

      During 1997, the Company entered into a note payable with a lending institution in the amount of $753,639. Interest floats at the lending bank's base rate, 6.9% at December 31, 1998, and is payable monthly. The note is secured by the Williamson Square branch building. The amount outstanding at December 31, 1998 is $743,840.

      The Bank has a $10,000,000 line of credit with the Federal Home Loan Bank
      (FHLB) secured by a blanket pledge of 1-4 family residential mortgage loans. The arrangement is structured so that the carrying value of the loans pledged amounts to 150% of the principal balance of advances from the FHLB. At December 31, 1998, the bank had outstanding $6,000,000 in convertible fixed rate advances.

12.   RELATED PARTY AND OTHER LEASES

      The Company has entered into agreements with the chairman of the board of the Company to lease certain banking facilities. Increases are made annually on property leased from the chairman based on the increase in the Consumer Price Index during the previous year. All but one of the leases provides for a term of twenty years with three, five year renewal options. The remaining lease provides for a term of six and one half years with four, five year renewal options. All leases are accounted for as operating leases. Net rent expense paid to the chairman amounted to $489,255 in 1998, $390,206 in 1997, and $300,028 in 1996. Rent expense paid to unrelated parties amounted to $192,646 in 1998, $148,806 in 1997, and $244,041 in 1996.

      Minimum lease payments, exclusive of any increases related to the Consumer Price Index, are as follows:

                                        RELATED
                                         PARTY            OTHERS            TOTAL
       1999                            $  506,109         $188,039         $  694,148
       2000                               473,109          169,756            642,865
       2001                               440,108          161,192            601,300
       2002                               440,109          133,537            573,646
       2003                               440,109           88,200            528,309
       Future years                     2,402,259          110,250          2,512,509
                                       ----------         --------         ----------
       Total lease commitments         $4,701,803         $850,974         $5,552,777
                                       ==========         ========         ==========

13.   INCOME TAXES

      Income taxes consist of the following:

                                                     1998              1997               1996
       Current:
         Federal                                  $1,984,528       $ 1,911,915        $ 1,222,898
         State                                       472,578           374,330            248,151
                                                  ----------       -----------        -----------
           Total current expense                   2,457,106         2,286,245          1,471,049
       Deferred:
         Federal                                     263,356           (30,754)           (27,239)
         State                                        46,539            (5,427)            (7,309)
                                                  ----------       -----------        -----------
           Total deferred expense (benefit)          309,895           (36,181)           (34,548)
                                                  ----------       -----------        -----------
       Total income taxes                         $2,767,001       $ 2,250,064        $ 1,436,501
                                                  ==========       ===========        ===========

      Net deferred income tax liabilities and assets are included in other liabilities and other assets, respectively, on the balance sheet. Significant temporary differences between tax and financial reporting that give rise to net deferred tax assets (liabilities) are as follows at December 31, 1998 and 1997:

                                                                      1998               1997
       Deferred tax assets:
         Allowance for loan losses                                $   844,341          $ 661,174
                                                                  -----------          ---------
                   Total deferred tax assets                          844,341            661,174

       Deferred tax liabilities:
         Mortgage servicing rights                                   (572,666)          (133,106)
         Accumulated depreciation                                    (280,303)          (253,841)
         FHLB stock dividends                                         (85,328)           (58,288)
         Unrealized gain on securities available-for-sale             (97,576)          (132,525)
                                                                  -----------          ---------
                   Total deferred tax liabilities                  (1,035,873)          (577,760)
                                                                  -----------          ---------
       Net deferred tax (liability) asset                         $  (191,532)         $  83,414
                                                                  ===========          =========

      A reconciliation of income taxes with the amount of income taxes computed by applying the federal statutory rate (34%) to pretax income follows:

                                                                    1998                 1997                 1996

       Tax expense at statutory rate                            $ 2,602,190          $ 2,087,102          $ 1,360,675
       Increase (decrease) in taxes resulting from:
         Tax-exempt income                                         (151,397)            (100,222)             (93,727)
         State income taxes, net of federal tax benefit             290,425              247,058              158,956
         Disallowed interest expense                                 21,555               13,538               13,899
         Other, net                                                   4,228                2,588               (3,302)
                                                                -----------          -----------          -----------
       Total income taxes                                       $ 2,767,001          $ 2,250,064          $ 1,436,501
                                                                ===========          ===========          ===========

14.   STOCK BASED COMPENSATION PLANS

      Organizers of the Company received warrants in connection with the Company's initial public offering granting the holders thereof the option to purchase 2,354,304 shares of common stock at $0.31 per share. In addition, the Company has an Incentive Stock Option Plan (the "Plan") which was adopted on April 19, 1990, by the Company's shareholders authorizing up to 200,000 shares for employees who are contributing significantly to the management or operation of the business of the Company as determined by the Company's Board of Directors or the committee administering the Plan. The Plan provides for the grant of options at the discretion of the Board of Directors of the Company or a committee designated by the Board of Directors to administer the Plan. The option exercise price must be at least 100% (110% in the case of a holder of 10% or more of the common stock) of the fair market value of the stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Stock options granted pursuant to the Plan will expire on or before (1) the date which is the tenth anniversary of the date of the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company. All options granted prior to 1998 were immediately vested. In January 1998, certain options granted will vest evenly, over five years. In 1996, an amendment to the plan increased the number of shares available for grant to 750,000 shares and provided for the granting of non-qualified options to eligible employees and directors. The Plan provides for stock splits declared which would adjust the options outstanding and the number of shares authorized by the Plan according to the terms of the stock split. As more fully discussed in Note 15, the Company declared a two-for-one stock split in 1997 and another two-for-one stock split in January 1998. Also, in May 1998, the Company declared a four-for-one stock split. Based on these stock splits, the number of shares authorized under the Plan is currently 12,000,000.

      All options expire within ten years from the date of grant except for 120,000 options issued in 1995 which expire in five years and 904,000 and 800,000 options issued in 1997 and 1998, respectively, which expire in 15 years. The Company has continued to apply APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for either plan. Had compensation cost for the plans been determined based on the fair value at the grant date for awards under those plans consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          1998                  1997                  1996
       Net income
         As reported                             $   4,886,498         $   3,888,471         $   2,565,485
         Pro forma                                   3,699,872             2,922,662             2,068,800
       Net income per share
         As reported:
           Basic                                 $        0.17         $        0.14         $        0.09
           Diluted                                        0.15                  0.12                  0.08
         Pro forma:
           Basic                                          0.13                  0.11                  0.08
           Diluted                                        0.11                  0.10                  0.07


      In calculating the pro forma disclosures, the fair value of the options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                   1998              1997            1996
       Dividend yield                             0.6%               N/A                 1%
       Expected volatility                         46%               29%                28%
       Risk-free interest rate range              5.5%           5.8% to 6.5%         6.50%
       Expected life                            5-10 years         7 years           9 years

      A summary of the status of the Company's stock option plans and warrants for each of the three years in the period ended December 31, 1998, and the changes during those years is presented below.


                                                                     WEIGHTED
                                                   OPTIONS/          AVERAGE
                                                   WARRANTS          EXERCISE
                                                  OUTSTANDING         PRICE
       Options and warrants outstanding
         at January 1, 1996                        3,598,976          $   0.43
           Options granted                         1,894,240              0.78
           Options exercised                        (119,408)             0.69
                                                   ---------
       Options and warrants outstanding
         at December 31, 1996                      5,373,808              0.63
           Options granted                         2,030,800              1.17
           Options exercised                        (224,400)             0.84
           Options expired                            (3,424)             0.35
                                                   ---------
       Options and warrants outstanding
         at December 31, 1997                      7,176,784              0.67
           Options granted                         1,228,640              2.75
           Options and warrants exercised         (2,478,872)             0.35
                                                   ---------
       Options and warrants outstanding
         at December 31, 1998                      5,926,552              1.24
                                                   =========


      The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1998, 1997 and 1996 is $1.56, $0.59, and $0.33 per share, respectively.

      The following table summarizes information about the stock options and warrants outstanding under the Company's plans at December 31, 1998:


                                               WEIGHTED         WEIGHTED
         RANGE OF                              AVERAGE         AVERAGE
         EXERCISE            NUMBER            EXERCISE        REMAINING      NUMBER
          PRICE            OUTSTANDING           PRICE            LIFE      EXERCISABLE

       $0.31-$0.75          2,695,912          $   0.61           5.65       2,695,912

       $0.76-$1.13          1,954,000          $   1.13          10.28       1,954,000

       $1.14-$2.75          1,276,640          $   2.75          12.10       1,120,000
                           ----------                                        ---------
                            5,926,552          $   1.24           8.57       5,769,912
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

      Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to total average assets (as defined). Management believes, as of December 31, 1998 and 1997, that the Company and the Bank are in compliance with all capital adequacy requirements to which they are subject.

      As of December 31, 1998, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier I risk-based, and Tier I leverage ratios must be maintained as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

      Actual capital amounts and ratios at December 31, 1998 and 1997, are as follows:

                                                                      TO BE WELL CAPITALIZED
                                             FOR CAPITAL             UNDER PROMPT CORRECTIVE
                                          ADEQUACY PURPOSES             ACTION PROVISIONS                 ACTUAL
                                  --------------------------------    ----------------------   -------------------------------
DECEMBER 31, 1998                   FRANKLIN                          FRANKLIN                  FRANKLIN
                                     NATIONAL           CON-           NATIONAL      CON-        NATIONAL           CON-
                                       BANK           SOLIDATED          BANK      SOLIDATED       BANK           SOLIDATED
       Amount:
         Tier I to average
           assets                 $   13,222,960    $   13,196,880    $   16,528,700    N/A   $   24,295,613    $   23,286,405
         Tier I to risk-
           weighted assets             9,584,440         9,617,444        14,376,660    N/A       24,295,613        23,286,405
         Total capital to risk-
           weighted assets            19,168,880        19,234,888        23,961,100    N/A       26,489,227        25,480,019

       Ratios:
         Tier I to average
           assets                          4.00%             4.00%             5.00%    N/A            7.34%             7.00%
         Tier I to risk-
           weighted assets                 4.00%             4.00%             6.00%    N/A           10.13%             9.68%
         Total capital to risk-
           weighted assets                 8.00%             8.00%            10.00%    N/A           11.05%            10.59%

                                                                      TO BE WELL CAPITALIZED
                                             FOR CAPITAL             UNDER PROMPT CORRECTIVE
                                          ADEQUACY PURPOSES             ACTION PROVISIONS                 ACTUAL
                                  --------------------------------    ----------------------   -------------------------------
DECEMBER 31, 1997                   FRANKLIN                          FRANKLIN                  FRANKLIN
                                     NATIONAL           CON-           NATIONAL      CON-        NATIONAL           CON-
                                       BANK           SOLIDATED          BANK      SOLIDATED       BANK           SOLIDATED
       Amount:
         Tier I to average
           assets                  $   10,766,274    $   10,805,361    $   13,457,843    N/A   $   19,537,987    $   17,542,616
         Tier I to risk-
           weighted assets              7,718,760         7,757,600        11,578,140    N/A       19,537,987        17,542,616
         Total capital to risk-
           weighted assets             15,437,520        15,515,200        19,296,900    N/A       21,365,943        19,370,572

       Ratios:
         Tier I to average
           assets                           4.00%             4.00%             5.00%    N/A            7.26%             6.49%
         Tier I to risk-
           weighted assets                  4.00%             4.00%             6.00%    N/A           10.12%             9.05%
         Total capital to risk-
           weighted assets                  8.00%             8.00%            10.00%    N/A           11.07%             9.99%


      In the calculation of basic and diluted EPS, net income is identical. Below is a reconciliation for the three years in the period ended December 31, 1998, of the difference between basic weighted average common shares outstanding and diluted weighted average common shares outstanding.


                                                        1998           1997           1996
       Weighted average common shares - basic       28,401,805     27,850,072     27,620,624
       Effect of dilutive securities:
         Stock options                               4,300,750      2,775,852        696,004
         Warrants                                      479,313      1,986,904      2,287,696
                                                    ----------     ----------     ----------
       Weighted average common shares - diluted     33,181,868     32,612,828     30,604,324
                                                    ==========     ==========     ==========


      During March 1997, the Company declared a two-for-one common stock split which was payable on May 21, 1997, to shareholders of record on May 1, 1997. During January 1998, the Company declared a two-for-one common stock split payable on February 19, 1998 to shareholders of record on February 2, 1998.

      On March 25, 1998, the Company declared a four-for-one common stock split payable on June 3, 1998, to shareholders of record on April 20, 1998. All references to per share and weighted average share information in the consolidated financial statements have been adjusted to reflect the stock splits on a retroactive basis.

16.   EMPLOYEE BENEFITS

      The Company has a 401(k) savings plan for all employees who have completed ninety days of service and are eighteen years of age or more. The Company generally matches fifty percent of employee contributions to the plan up to a maximum of three percent of gross wages. The Company's contributions to the plan are included in salaries and employee benefits on the consolidated statements of income and amounted to $78,658, $56,815, and $45,249, in 1998, 1997 and 1996, respectively.

17.   FAIR VALUES OF FINANCIAL INSTRUMENTS

      The estimated fair values of the Company's financial instruments are as follows at December 31, 1998 and 1997:

                                                             1998                             1997
                                                 ----------------------------  - ------------------------------
                                                  CARRYING           FAIR           CARRYING          FAIR
                                                   AMOUNT            VALUE           AMOUNT           VALUE
       Financial assets:
         Cash and cash equivalents              $ 13,089,168     $ 13,089,168     $ 10,696,477     $ 10,696,477
         Federal funds sold                        8,229,000        8,229,000               --               --
         Securities available-for-sale            72,540,801       72,540,801       55,054,849       55,054,849
         Securities held-to-maturity               4,762,115        4,997,334        5,959,171        6,094,580
         Federal Home Loan and Federal
           Reserve Bank Stock                      1,370,500        1,370,500        1,129,100        1,129,100
         Loans                                   215,927,533      217,727,790      190,344,656      189,267,872
         Loans held for sale                      23,642,590       23,633,860        3,736,909        3,736,909
         Servicing rights                          1,431,665        1,431,665          332,765          332,765
         Accrued interest receivable               2,126,364        2,126,364        1,889,626        1,889,626

       Financial liabilities:
         Deposits with defined maturities        193,912,983      194,650,266      155,349,007      155,273,202
         Deposits with undefined maturities      118,483,986      118,483,986       92,222,704       92,222,704
         Other borrowings                         11,844,776       11,844,776        7,450,477        7,450,477
         Accrued interest payable                  1,086,859        1,086,859        1,056,858        1,056,858
         Off-balance sheet instruments                    --           68,002               --           99,436


      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. These fair values are provided for disclosure purposes only and do not impact carrying values of financial statement amounts.

      Cash and Cash Equivalents - The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values, which includes cash and due from banks.
      Federal Funds Sold - The carrying amount for federal funds sold approximates those assets' fair value.
      Investment Securities (including mortgage-backed securities) - Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.
      Federal Home Loan and Federal Reserve Bank Stock - The carrying amount for these securities approximates fair value.
      Loans - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.
      Servicing Rights - The fair values of mortgage servicing rights and commercial servicing rights are estimated using discounted cash flows based on a current market interest rate.
      Accrued Interest - The carrying amounts of accrued interest approximate their fair values.
      Defined Maturity Deposits - The fair value for defined maturity deposits, primarily certificates of deposit, is calculated by discounting future cash flows to their present value. Future cash flows, consisting of principal and interest payments, are discounted using rates offered on similar instruments based on the remaining maturity.
      Undefined Maturity Deposits - The fair value of undefined maturity deposits is equal to the carrying value and includes demand deposits, savings accounts, NOW accounts and money market deposit accounts.
      Other Borrowings - The carrying amounts of other borrowings approximate their fair values.
      Off-Balance Sheet Instruments - Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings. The fees charged for financial futures contracts are also representative of the fair value of such contracts.

18.   PARENT COMPANY ONLY FINANCIAL INFORMATION

      Financial information for Franklin Financial Corporation (parent company) as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 is as follows:

       CONDENSED BALANCE SHEETS

       ASSETS                                              1998                   1997
       Cash                                            $    87,187            $    20,259
       Investment in subsidiary                         24,847,999             19,785,056
       Other                                             2,385,118              1,379,247
                                                       -----------            -----------
       TOTAL                                           $27,320,304            $21,184,562
                                                       ===========            ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

       Liabilities                                     $ 3,731,528            $ 3,394,890
       Stockholders' equity                             23,588,776             17,789,672
                                                       -----------            -----------
       TOTAL                                           $27,320,304            $21,184,562
                                                       ===========            ===========




       CONDENSED STATEMENTS OF INCOME                                       1998             1997             1996
       INCOME:
         Management fees and rental income                             $   305,015      $   164,248      $    72,000
         Interest income                                                     1,918            2,016            6,379
                                                                       -----------      -----------      -----------
                                                                           306,933          166,264           78,379
       EXPENSES:
         Interest expense                                                  232,861          218,336           32,335
         Salaries and employee benefits                                    177,585           23,336           34,868
         Other                                                             246,503          147,039           82,495
                                                                       -----------      -----------      -----------
                                                                           656,949          388,711          149,698
       LOSS BEFORE INCOME TAXES AND
         EQUITY IN UNDISTRIBUTED
         EARNINGS OF SUBSIDIARY                                           (350,016)        (222,447)         (71,319)

       INCOME TAX BENEFIT                                                  118,999           75,631           24,207
                                                                       -----------      -----------      -----------

       LOSS BEFORE EQUITY IN
         UNDISTRIBUTED EARNINGS
         OF SUBSIDIARY                                                    (231,017)        (146,816)         (47,112)

       EQUITY IN UNDISTRIBUTED
         EARNINGS OF SUBSIDIARY                                          5,117,515        4,035,287        2,612,597
                                                                       -----------      -----------      -----------
       NET INCOME                                                      $ 4,886,498      $ 3,888,471      $ 2,565,485
                                                                       ===========      ===========      ===========

       CONDENSED STATEMENTS OF CASH FLOWS:                                 1998             1997             1996
       CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                    $ 4,886,498      $ 3,888,471      $ 2,565,485
         Adjustments to reconcile net income
           to net cash (used in) provided by operating activities:
             Depreciation                                                   25,245           23,141               --
             Equity in undistributed earnings of subsidiary             (5,117,515)      (4,035,287)      (2,612,597)
             Decrease (increase) in other assets                          (374,223)         (72,997)          44,721
             Increase in other liabilities                                 422,340           15,167          125,526
                                                                       -----------      -----------      -----------
                 Net cash (used in) provided by
                   operating activities                                   (157,655)        (181,505)         123,135

       CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of premises and equipment                             (656,894)        (984,540)              --
                                                                       -----------      -----------      -----------
                 Net cash used in investing activities                    (656,894)        (984,540)              --

       CASH FLOWS FROM FINANCING ACTIVITIES:
           Dividends payable                                              (304,708)              --               --
           Net proceeds from issuance of common stock                    1,271,886          234,276          115,278
           Purchase of subsidiary stock                                         --       (1,100,000)      (1,400,000)
           (Repayments) proceeds of/from borrowings, net                   (85,701)       1,979,541        1,050,000
                                                                       -----------      -----------      -----------
                 Net cash provided by (used in)
                    financing activities                                   881,477        1,113,817         (234,722)
                                                                       -----------      -----------      -----------

       NET INCREASE (DECREASE) IN CASH                                      66,928          (52,228)        (111,587)
       CASH AT BEGINNING OF YEAR                                            20,259           72,487          184,074
                                                                       -----------      -----------      -----------
       CASH AT END OF YEAR                                             $    87,187      $    20,259      $    72,487
                                                                       ===========      ===========      ===========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          There has been no occurrence requiring a response to this item.

                                    PART III

          The information relating to Items 9, 10, 11 and 12 of this Report will be filed as an amendment to this Report on or before April 30, 1999 or the Company will otherwise have filed a definitive proxy statement involving the election of directors pursuant to Regulation 14A, which definitive proxy statement will contain such information.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-18 under the Securities Act of 1933 for the Registrant, Registration No. 33-21232-A (referred to as "S-18"), (ii) the Annual Report on Form 10-K for the year ended December 31, 1989 for the Registrant (referred to as "1989 10-K"), (iii) the Annual Report on Form 10-K for the year ended December 31, 1990 for the Registrant (referred to as "1990 10-K"), (iv) the Annual Report on Form 10-K for the year ended December 31, 1991 for the Registrant (referred to as "1991 10-K"), (v) the Registration Statement on Form S-2 (File No. 33-75678) of the Registrant (referred to as "S-2"), (vi) the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994 (referred to as "1994 10-QSB"), (vii) the Quarterly Report on Form 10-QSB, the quarter ended June 30, 1995 (referred to as "1995 10-QSB"), (viii) the Annual Report on Form 10-KSB for the year ended December 31, 1995 (referred to as "1995 10-KSB"), (ix) the Annual Report on Form 10-KSB for the year ended December 31, 1996 (referred to as "1996 10-KSB"), (x) the Annual Report on Form 10-KSB for the year ended December 31, 1997 (referred to as "1997 10-KSB") and (xi) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-65359 (referred to as "S-8"). Except as otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

 Exhibit No.               Description of Exhibit
 -----------               ----------------------

*3.1       -- Charter dated December 27, 1988 (S-18).

*3.2       -- Amended and Restated Charter dated February 16, 1989 (S-18).

*3.2.1     -- Articles of Amendment dated May 20, 1997 (1997 10-KSB).

3.2.2      -- Articles of Amendment dated May 19, 1998.

*3.3       -- By-Laws adopted December 30, 1988 (S-18).

*10.1      -- Lease Agreement dated January 5, 1989 among Steven G. Hall,
              Lawson H. Hardwick, III, Richard E. Herrington, Gordon E. Inman,
              D. Wilson Overton, Harold W. Pierce, Edward M. Richey and Edward
              P. Silva, and Gordon E. Inman for lease of offices at 230 Public Square, Franklin, Tennessee (S-18).

*10.2      -- Lease Agreement dated January 5, 1989 among Steven G. Hall,
              Lawson H. Hardwick, III, Richard E. Herrington, Gordon E. Inman,
              D. Wilson Overton, Harold W. Pierce, Edward M. Richey and Edward
              P. Silva. and Gordon E. Inman for lease of land at 216A and 216B East Main Street, Franklin, Tennessee (S-18).

*10.8      -- 1990 Incentive Stock Option Plan of Registrant, (1989 10-K).

*10.8.1    -- Amendment No. 1 to 1990 Incentive Stock Option Plan (1995
              10-KSB).


*10.10     -- Second Amendment to Lease Agreement dated December 3, 1990 between Gordon E. Inman and Franklin Financial Corporation for lease of additional office space in Franklin, Tennessee (1991 10-K).

*10.12.1   -- Loan Agreement dated December 29, 1995 by and between the
              Registrant and First American National Bank (1995 10-KSB).

*10.12.2-     Second Master Promissory Note and Loan Agreement Modification
              dated December 29, 1995 by and between the Registrant and First
              American National Bank. (1995 10-KSB).

*10.12.3-     Third Loan Agreement Modification dated January 31, 1997 by and between the Registrant and First American National Bank. (1996
              10-KSB)

*10.12.4-     Master Promissory Note dated January 31, 1997 from the Registrant to First American National Bank in the principal amount of $6,000,000. (1996 10-KSB)

*10.13     -- Third amendment to Lease Agreement dated December 3, 1990 between Gordon B. Inman and Franklin Financial Corporation for lease of additional office space in Franklin, Tennessee (S-2).

*10.14     -- Lease Agreement dated December 16, 1993 by and between Gordon E.
              Inman and Franklin National Bank for lease of operations center at 334 Main Street, Franklin, Tennessee (S-2).

*10.14.1   -- First Amendment to Lease Agreement dated January 16, 1996 by and between Gordon B. Inman and Franklin National Bank for lease of additional office space in operations center. (1995 10-KSB).

*10.15     -- Lease Agreement dated August 16, 1993 between CNL Income Fund V.
              Ltd. and Franklin National Bank for lease of office space at the Williamson Square Center in Franklin, Tennessee (S-2).

*10.16     -- Agreement for Assignment of Lease, dated July 21, 1994, by and between First Union National Bank of Tennessee and Franklin National Bank regarding lease of property in Brentwood, Tennessee (1994 10-QSB).

*10.17     -- Employment Agreement dated January 17, 1995 by and between
              Franklin Financial Corporation and Gordon E. Inman (1995 10-QSB).

*10.18     -- Fourth amendment to Lease Agreement dated December 3, 1990 between Gordon E. Inman and Franklin Financial Corporation for lease of additional office space in Franklin, Tennessee (1997 10-KSB).

 10.19     -- Fifth amendment to Lease Agreement dated December 3, 1990 between Gordon E. Inman and Franklin Financial Corporation for lease of additional office space in Franklin, Tennessee.

*10.20     -- FNB 2000 Stock Purchase Plan (S-8, Exhibit 4.1)

*21.1      -- Subsidiaries of the Registrant (1990 10-K, Exhibit 22.1)

 23.1      -- Consent of Deloitte & Touche LLP.

 23.2      -- Consent of Heathcott & Mullaly P.C.


 27.1      -- Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

          Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FRANKLIN FINANCIAL CORPORATION

Date: March 26, 1999              By: /s/ Richard E. Herrington
                                      ----------------------------------------
                                      Richard E. Herrington
                                      President and Chief Executive Officer
                                     (principal executive and financial officer)

Date: March 26, 1999              By: /s/ Lisa Musgrove
                                      ----------------------------------------
                                       Lisa Musgrove
                                      (principal accounting officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

         Signature                              Title                                Date
         ---------                              -----                                ----

/s/ Richard E. Herrington               President, Chief                         March 26, 1999
-------------------------------------   Executive Officer
Richard E. Herrington                   and Director

/s/ Gordon E. Inman                     Chairman of the Board                    March 26, 1999
-------------------------------------
Gordon E. Inman

/s/ Charles R. Lanier                   Director                                 March 26, 1999
-------------------------------------
Charles R. Lanier

/s/ D. Wilson Overton                   Director                                 March 26, 1999
-------------------------------------
D. Wilson Overton

/s/ Edward M. Richey                    Director                                 March 26, 1999
-------------------------------------
Edward M. Richey

/s/ Edward P. Silva                     Director                                 March 26, 1999
-------------------------------------
Edward P. Silva

                                  EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBIT
------        ----------------------

3.2.2         Articles of Amendment dated May 19, 1998.

10.19 Fifth amendment to Lease Agreement dated December 3, 1990 between Gordon E. Inman and Franklin Financial Corporation for lease of additional office space in Franklin, Tennessee.

23.1          Consent of Deloitte & Touche LLP.

23.2          Consent of Heathcott & Mullaly, P.C.

27.1          Financial Data Schedule (for SEC use only).