Form 10-Q
period 1999-03-31
FRANKLIN FINANCIAL CORP /TN/
filed 1999-05-17
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                            Commission File Number:
       March 31, 1999                                         0-24133


                        FRANKLIN FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Tennessee                                                    62-1376024
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

230 Public Square, Franklin, Tennessee                         37064
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code     (615)790-2265
                                              --------------------------------

Not applicable
-------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes    X                         No
                 ---------                       ---------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Common Stock, No Par Value                       30,479,769
        --------------------------               ---------------------------
                  Class                          Outstanding at May 12, 1999

                         PART I. - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                            (In Thousands)
                                                                       March 31,         December 31,
                             ASSETS                                       1999               1998

Cash and due from banks                                                $   9,557             13,089
Federal funds sold                                                         9,585              8,229
Investment securities available-for-sale, at fair value                   41,106             40,135
Mortgage-backed securities available-for-sale, at fair value              35,696             32,406
Investment securities held-to-maturity, market value $4,292,000
  at  March 31, 1999 and $4,395,000 December 31, 1998                      4,171              4,171
Mortgage-backed securities held-to-maturity, market value
  $563,000 at March 31, 1999 and $602,000
  at December 31, 1998                                                       554                591
Federal Home Loan and Federal Reserve Bank Stock                           1,388              1,371
Loans held for resale, at cost, which approximates market                 24,920             23,643
Loans - portfolio                                                        225,889            215,928
Allowance for loan losses                                                 (2,272)            (2,194)
                                                                       ---------            -------
                        Loans, net                                       223,617            213,734
                                                                       ---------            -------
Premises and equipment                                                     7,514              7,532
Accrued income receivable                                                  2,287              2,126
Other assets                                                               3,425              2,841
                                                                       ---------            -------
                                                                       $ 363,820            349,868
                                                                       ---------            -------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
     Noninterest-bearing                                               $  35,781             33,317
     Interest-bearing                                                    291,404            279,080
                                                                       ---------            -------
                          Total deposits                                 327,185            312,397
   Repurchase agreements                                                   2,421              3,421
   Other borrowings                                                        8,517              8,424
   Accrued interest payable                                                1,294              1,087
   Other liabilities                                                         705                950
                                                                       ---------            -------
                          Total liabilities                              340,122            326,279
                                                                       ---------            -------
Stockholders' equity:
   Common stock, No par value. Authorized
   500,000,000 shares; issued 30,474,219 and 30,470,803
   at March 31, 1999 and December 31, 1998,
   respectively                                                           11,106             11,092
   Unrealized (loss) gain on securities available-for-sale                  (602)               159
   Retained earnings                                                      13,194             12,338
                                                                       ---------            -------
                          Total stockholders' equity                      23,698             23,589
                                                                       ---------            -------
                                                                       $ 363,820            349,868
                                                                       ---------            -------

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                        (In thousands except for per share information)
                                                        Three Months Ended
                                                             March 31,

                                                         1999         1998
                                                         ----         ----
Interest income:
   Loans, including fees                                $5,834        5,138
   Investment securities, taxable                          896          913
   Investment securities, tax-exempt                       180           83
   Federal funds sold                                       78           19
                                                        ------         ----
                     Total interest income               6,988        6,153
                                                        ------         ----

Interest expense:
   Deposits                                              3,336        2,873
   Other borrowings                                        164          166
                                                        ------         ----
                     Total interest expense              3,500        3,039
                                                        ------         ----
                     Net interest income                 3,488        3,114
Provision for loan losses                                   70           65
                                                        ------         ----
                     Net interest income after
                     provision for loan losses           3,418        3,049
Other income:
   Service charges on deposit accounts                     382          312
   Mortgage banking activities                             793          325
   Other service charges, commissions and fees             217          273
   Gains on securities transactions                         72           78
                                                        ------         ----
                      Total other income                 1,464          988
                                                        ------         ----

Other expenses:
   Salaries and employee benefits                        1,677        1,300
   Occupancy expense                                       525          425
   Other operating expenses                                898          487
                                                        ------         ----
                      Total other expenses               3,100        2,212
                                                        ------         ----
                      Income before income taxes         1,782        1,825
Income taxes                                               622          669
                                                        ------         ----
                      NET INCOME                        $1,160        1,156
                                                        ------         ----

NET INCOME PER COMMON
    AND COMMON EQUIVALENT SHARE:                        $ 0.04         0.04
                                                        ------         ----

NET INCOME PER COMMON SHARE -
    ASSUMING FULL DILUTION:                             $ 0.03         0.03
                                                        ------         ----

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                               (In thousands)
                                                                             Three Months Ended
                                                                                  March 31,
                                                                            1999             1998
                                                                          --------         -------
Cash flows from operating activities:
   Net income                                                             $  1,160           1,156
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                             313             210
     Provision for loan losses                                                  70              65
     Loans originated for sale                                             (30,496)        (23,687)
     Proceeds from sale of loans                                            30,119          17,117
     Gain on sale of securities                                                (72)            (78)
     Loss(gain) on sale of loans sold                                           76             (32)
     Increase in accrued income receivable                                    (161)           (116)
     Increase in accrued income payable                                        207             322
     Increase in other assets                                                 (190)           (280)
     (Decrease)increase in other liabilities                                  (244)            444
                                                                          --------           -----
                   Net cash provided (used) by operating activities            782          (4,879)
                                                                          --------           -----
Cash flows from investing activities:
   Increase in federal funds sold                                           (1,356)         (5,090)
   Proceeds from maturities of securities available-for-sale                 4,672           3,536
   Proceeds from sale of securities available-for-sale                       4,372          18,103
   Proceeds from maturities of securities held-to-maturity                      36             435
   Purchases of securities available-for-sale                              (14,493)        (26,373)
   Purchases of securities held-to-maturity                                     --              --
   Purchase of Federal Home Loan and Federal Reserve Stock                     (17)            (39)
   Net increase in portfolio loans                                         (10,929)         (6,989)
   Purchases of premises and equipment                                        (189)           (289)
                                                                          --------           -----
                    Net cash used by investing activities                  (17,904)        (16,706)
                                                                          --------           -----
Cash flows from financing activities
   Net proceeds from sale of common stock                                       14              52
   Dividend paid                                                              (305)             --
   Increase in deposits                                                     14,788          27,802
   Decrease in repurchase agreements                                        (1,000)         (1,000)
   Increase in other borrowings                                                 93           3,008
                                                                          --------           -----
                    Net cash provided by financing activities               13,590          29,862
                                                                          --------           -----

                    Net (decrease) increase in cash                         (3,532)          8,277
Cash and due from banks at beginning of period                              13,089          10,696
                                                                          --------           -----

Cash and due from banks at end of period                                  $  9,557          18,973
                                                                          --------           -----
Cash payments for interest                                                $  3,293           2,936
Cash payments for income taxes                                            $     92             348
                                                                          --------           -----

                         FRANKLIN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

NOTE B - COMPREHENSIVE INCOME

On January 1, 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. The following table sets forth (in thousands) the amounts of other comprehensive income included in equity for the three months ended March 31, 1999 and 1998.


                                                                                      March 31, 1999   March 31, 1998
                                                                                      --------------   --------------

Net unrealized gain(loss) on securities available for sale for the three months            $(761)            $88

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

In March, 1999, the Company's Board of Directors declared a $.01 per share cash dividend payable April 7, 1999 to shareholders of record on March 26, 1999.

NOTE D - SEGMENTS

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Franklin National Bank (the "Bank") represents virtually all the assets of Franklin Financial Corporation (the "Company"). The Bank, located in Franklin, Tennessee, was opened in December of 1989 and continues to experience substantial growth. The Bank has four full service branches. In August, 1996 the Bank opened an insurance subsidiary, Franklin Financial Insurance (formerly Hometown Insurance Agency.) In October, 1997 the Bank opened a financial services subsidiary, Franklin Financial Securities. The subsidiary offers financial planning and securities broker services through Legg Mason Financial Partners. In January, 1998 the Bank began operating its mortgage division as a separate subsidiary, Franklin Financial Mortgage. Also in January, 1998, the mortgage subsidiary began a wholesale mortgage operation located in an office in Bartlett, Tennessee and in August, 1998 opened a retail mortgage origination office in Chattanooga, Tennessee. Franklin Financial Mortgage originates, sells and services mortgage loans.

FINANCIAL CONDITION

Total assets have grown $14.0 million since December 31, 1998, for a total of $363.8 million at March 31, 1999. The growth has been funded by a $14.8 increase in deposits and $1.2 million in earnings in 1999.

The Bank continues to experience strong loan demand. Net loans have increased 4.6% or $9.9 million since December 31, 1998, to $223.6 million at March 31, 1999. Securities available-for-sale increased $4.3 million or 5.9% while securities held-to-maturity decreased $37,000 or 0.8% during the three months ended March 31, 1999. Loans held for resale increased $1.3 million or 5.4% since December 31, 1998. This is due to an increase in mortgage loan originations.

Premises and equipment decreased by $18,000 since December 31, 1998 primarily due to $207,000 in depreciation expense, offset by additional computer equipment added related to overall Bank and employee growth.

Accrued income receivable increased $161,000 or 7.6% since December 31, 1998. This increase is due to the combined increase of $15.5 million in loans and securities since December 31, 1998.

The allowance for loan losses increased $78,000 since December 31, 1998, for a total of $2,272,000 or approximately 0.9% of total loans. This increase is primarily additional provision for loan losses to allow for growth in the loan portfolio. Recoveries exceeded charge-offs by $8,000 during the first three months of 1999. Asset quality remains good and management believes that the allowance for loan losses is adequate at March 31, 1999. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. In addition, Professional Bankers Services, Inc., an external bank consulting firm, performs an annual review of the loan portfolio to provide management an independent third party opinion regarding the adequacy of the allowance for loan losses. The allowance is below the Bank's peer group average as a percentage of loans. However, this level is supported based on two significant facts: the Bank has no loans accounted for on a nonaccrual basis at March 31, 1999 and past due loans, at 0.3% of total loans, are substantially below the peer group average.

LIQUIDITY AND CAPITAL RESOURCES

Management continuously monitors the Bank's liquidity, but strives to maintain an asset/liability mix that provides the highest possible net interest margin without taking undue risk with regard to asset quality or liquidity.

Liquidity is at an adequate level with cash and due from banks of $9.6 million at March 31, 1999. Loans and securities scheduled to mature within one year exceed $139 million at March 31, 1999, which should provide further liquidity. In addition, approximately $76.8 million of securities are classified as available-for-sale to help meet liquidity needs should they arise. The Company has lines of credit of $7.5 million with lending institutions and the Bank is approved to borrow up to $10.0 million in funds from the Federal Home Loan Bank and $27.0 million in federal funds lines to assist with capital and liquidity needs. The Company has $1.8 million in borrowings against its line of credit and the Bank has no federal funds purchased outstanding at March 31, 1999. In February and August, 1998 the Bank entered into long term convertible Federal Home Loan Bank advances with a 10/1 call option totaling $6.0 million. The Bank has $2.4 million outstanding in repurchase agreements to further develop it's relationship with a customer. The Bank has approximately $44.2 million in brokered deposits at March 31, 1999 to help fund strong loan demand. The majority of these deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank's core deposit base.

Approximately $21.2 million in loan commitments are expected to be funded within the next six months. Furthermore, the Bank has approximately $55.3 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded.

The Bank has been approved to open a full service branch in the Cool Springs area of Franklin. In October, 1998 the Company purchased a parcel of land in this area for $650,000. Expenditures related to the facility are expected to be approximately $500,000, with completion expected in the first quarter of 2000. The Bank has been approved to open a replacement branch facility in Brentwood, Tennessee, with an anticipated opening date of fourth quarter 1999. The Brentwood facility will be leased with annual payments of $124,000 and constructed to the Bank's specifications accordingly, no renovation expenditures are expected. The Bank has also been approved to open a full service branch facility Belle Meade, Tennessee. To date, no land has been acquired on which to locate this facility. The Bank is also reviewing potential branch sites in the Green Hills area of Nashville, Tennessee and the Fieldstone Farms area of Franklin, Tennessee. If these sites are chosen and proper regulatory approval is received, the land and building expenditures will be approximately $1.7 million and $1.5 million, respectively. Other than as set forth above, there are no known trends, commitments, or uncertainties that will result in the Company's liquidity increasing or decreasing in a material way.

The Company had a net decrease in cash and due from banks of $3.5 million during the three months ended March 31, 1999 as compared to a $8.3 million increase for the same period in 1998. Cash provided by operating activities increased $5.7 million during the first three months of 1999, as compared to the same period in 1998. This increase is due to loans originated for sale net of loan proceeds from sales of $377,000 in the first three months of 1999 compared to $6.6 million for the same period in 1998. This increase is offset by a $688,000 decrease in cash flow from other liabilities for the three months ended March 31, 1999 as compared to the previous year.

Net cash used by investing activities increased by $1.2 million during the first three months of 1999 compared to the same period in 1998. The net increase in cash flow from portfolio loans used $3.9 million more in funds for the three months ended March 31, 1999 as compared to the same period in 1998. With regard to the securities portfolio, investing activities required $1.1 million less use of funds during the three months ended March 31, 1999 as compared to the previous year. Federal funds sold used $3.7 million less in funds for the three months ended March 31, 1999 as compared to the same period in 1998.

Cash provided by financing activities decreased $16.3 million during the first three months of 1999 as compared to the same period in 1998. The decrease is attributable to a $2.9 million decrease in other borrowings and a $13.0 million decrease in cash flow from deposits during the first three months of 1999 as compared to the same period in 1998.

Equity capital exceeds regulatory requirements at March 31, 1999, at 6.9% of average assets. The Company and Bank's minimum capital requirements and compliance with the same are shown in the following table.


                LEVERAGE CAPITAL          TIER 1 CAPITAL        TOTAL RISK-BASED CAPITAL

              REGULATORY                REGULATORY               REGULATORY
               MINIMUM    ACTUAL         MINIMUM    ACTUAL         MINIMUM    ACTUAL
               -------    ------         -------    ------         -------    ------
Company          3.0%      6.9%            4.0%      9.4%           8.0%       10.3%

Bank             3.0%      7.2%            4.0%      9.9%           8.0%       10.8%


RESULTS OF OPERATIONS

The Company had net income of $1.2 million in the first quarter of both 1999 and 1998. During the first quarter of 1999, the Company experienced increases in net interest income, mortgage banking fees and other fees compared to the prior year period, which were offset by expenses related to the overall growth of the Bank and its subsidiaries.

Total interest income increased $835,000 or 13.6% in the three months ended March 31, 1999 compared to the same period in 1998. The increase in total interest income is primarily attributable to the similar increase in average earning assets, offset by a slight decrease in prime rate for the first three months of 1999 compared to 1998. Total interest expense increased $461,000 or 15.2% in the first quarter of 1999 as compared to the same period in 1998. Total interest-bearing liabilities increased 4.4% from December 31, 1998 and 20.9% from March 31, 1998. An increase in deposits is the primary reason for the increase in interest expense. Net interest income increased $374,000 or 12.0% during the first quarter of 1999 as compared to the prior year. Total earning assets increased 23.0% since March 31, 1998 and was the primary factor in the increase in net interest margin.

The provision for loan losses was $70,000 for the three months ended March 31, 1999 as compared to $65,000 for the same period in 1998. While the Bank's asset quality remains good, provisions for loan losses continue to be needed as a result of growth in the Bank's loan portfolio.

Total other income of $1.5 million in the first quarter of 1999 is $477,000 or 48.3% more than the same period in 1998. Mortgage banking fees increased $468,000 or 144% for the three months ended March 31, 1999 as compared to the same period in 1998 due to an increase in loans originated. Other fees decreased $56,000 or 20.5% for the first three months of 1999 as compared to the same period in 1998. The decrease is primarily the result of a $89,000 decrease in investment portfolio call option fees.

Total other expenses increased $889,000 or 40.2% during the first quarter of 1999 as compared to the same periods in 1998. The increases are attributable to additional personnel and other incremental costs related to the overall growth of the Company.

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

The FFIEC (Federal Financial Institutions Examination Council) has issued guidelines for financial institutions to follow with respect to Year 2000 compliance. The Company's Year 2000 action plans are based primarily on the guidelines and timetables outlined in this guidance. During 1997, the Company formed an internal task force, chaired by the Vice President of Information Systems, to address the Year 2000 issue, including a comprehensive review of the Company's systems and to insure that the Company take any necessary measures for Year 2000 compliance. The Company has (1) performed assessments of Year 2000 issues, (2) completed testing and validation of internal and external mission critical systems, (3) begun customer awareness efforts of Year 2000, and (4) begun contingency planning. Management reports to the Board of Directors at least quarterly on the status of Year 2000. The Company believes that since the majority of its equipment is relatively new and since software utilized by the Company is provided by third-parties, the Year 2000 issue will not pose significant internal operational problems or generate additional material expenditures. Management currently does not expect Year 2000 issues to have a material impact on its financial position or results of operations. The Company spent approximately $10,000 on Year 2000 issues in 1998 and expects expenditures to be approximately $110,000 in 1999. These expenditures include independent third-parties utilized for testing validation.

In the second and third quarter of 1998, the Company performed an inventory of its computer and embedded systems. The Company uses external provided standardized software for its processing needs. During assessment, the Company identified eight mission critical software systems. The Company finalized its assessment and testing of mission critical embedded systems by March 31, 1999. The Company has identified essential and non-essential systems and processes. The Company has initiated communications with suppliers and vendors to determine the potential impact of such third-parties' Year 2000 compliance status. These third-parties include suppliers, telephone and utility providers and other financial institutions.

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

The Company is in the process of preparing its Year 2000 contingency plan. The contingency plan is scheduled to be complete by June 30, 1999. Contingency plans will be developed to cover unforeseen Year 2000 issues, should any arise.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risk and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 1999 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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


           (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FRANKLIN FINANCIAL CORPORATION

Dated:    May 12, 1999               By: /s/ Richard E. Herrington
          ------------                  ---------------------------
                                     Richard E. Herrington, President and Chief
                                     Executive Officer (principal executive
                                     officer)



Dated:    May 12, 1999               By: /s/ Lisa L. Musgrove
          ------------                  ---------------------------
                                     Lisa L. Musgrove, Senior Vice President and
                                     Chief Financial Officer (principal
                                     financial officer)