Form 10KSB/A
period 1998-12-31
FRANKLIN FINANCIAL CORP /TN/
filed 1999-06-29
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                               Amendment No. 1 to
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

                         Commission File Number 0-24133


                         FRANKLIN FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

         TENNESSEE                                          62-1376024
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


230 PUBLIC SQUARE, FRANKLIN, TENNESSEE                        37064
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:         (615) 790-2265


Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

                           COMMON STOCK, NO PAR VALUE
                                (Title of class)

         The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, as set forth below:

                  Part III, Item 13(a) of the above-referenced Form 10-KSB is amended to include as Exhibit 99 the information required by Form 11-K with respect to the Franklin Financial Employees Retirement Savings Plan (the "Plan"), which exhibit is filed as part of the above-referenced Form 10-KSB in lieu of a separate filing of an Annual Report on Form 11-K for the Plan for the fiscal year ended December 31, 1998, in accordance with Rule 15d-21.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FRANKLIN FINANCIAL CORPORATION



                                   By:      /S/ RICHARD E. HERRINGTON
                                      ------------------------------------------
                                      Richard E. Herrington
                                      President and Chief Executive Officer

Date: June 25, 1999