Form 10-Q
period 1999-06-30
FRANKLIN FINANCIAL CORP /TN/
filed 1999-08-16
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                          Commission File Number:
      June 30, 1999                                         0-24133


                         FRANKLIN FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Tennessee                                                  62-1376024
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

230 Public Square, Franklin, Tennessee                        37064
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code       (615) 790-2265
                                                  ------------------------------

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

                                 Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Common Stock, No Par Value                    30,657,321
          --------------------------          ------------------------------
                     Class                    Outstanding at August 12, 1999

                         PART I. - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                           (In Thousands)
                                                                       June 30,        December 31,
                                                                         1999              1998

                             ASSETS
Cash and due from banks                                               $  10,682           13,089
Federal funds sold                                                           --            8,229
Investment securities available-for-sale, at fair value                  41,715           40,135
Mortgage-backed securities available-for-sale, at fair value             35,804           32,406
Investment securities held-to-maturity, market value $2,839,000
  at  June 30, 1999 and $4,395,000 December 31, 1998                      2,805            4,171
Mortgage-backed securities held-to-maturity, market value
  $514,000 at June 30, 1999 and $602,000
  at December 31, 1998                                                      508              591
Federal Home Loan and Federal Reserve Bank Stock                          1,558            1,371
Loans held for resale, at cost, which approximates market                25,149           23,643
Loans - portfolio                                                       237,730          215,928
Allowance for loan losses                                                (2,398)          (2,194)
------------------------------------------------------------------------------------------------
                        Loans, net                                      235,332          213,734
------------------------------------------------------------------------------------------------
Premises and equipment                                                    7,415            7,532
Accrued income receivable                                                 2,385            2,126
Mortgage servicing rights                                                 1,778            1,257
Other assets                                                              2,859            1,584
------------------------------------------------------------------------------------------------
                                                                      $ 367,990          349,868
------------------------------------------------------------------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                                              $  31,633           33,317
     Interest-bearing                                                   299,078          279,080
------------------------------------------------------------------------------------------------
                          Total deposits                                330,711          312,397
   Repurchase agreements                                                  2,421            3,421
   Other borrowings                                                       9,587            8,424
   Accrued interest payable                                               1,299            1,087
   Other liabilities                                                        684              950
------------------------------------------------------------------------------------------------
                          Total liabilities                             344,702          326,279
------------------------------------------------------------------------------------------------
Stockholders' equity:
   Common stock, No par value. Authorized
   500,000,000 shares; issued 30,657,161 and 30,470,803
   at June 30, 1999 and December 31, 1998,
   respectively                                                          11,205           11,092
   Accumulated other comprehensive income                                (1,932)             159
   Retained earnings                                                     14,015           12,338
------------------------------------------------------------------------------------------------
                          Total stockholders' equity                     23,288           23,589
------------------------------------------------------------------------------------------------
                                                                      $ 367,990          349,868
================================================================================================

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                     (In thousands except for per share information)
                                                       Three Months Ended         Six Months Ended
                                                             June 30,                 June 30,
                                                        1999         1998         1999         1998
                                                        ----         ----         ----         ----

Interest income:
   Loans, including fees                               $6,236        5,592       12,070       10,730
   Investment securities, taxable                       1,007          906        1,903        1,819
   Investment securities, tax-exempt                      168           92          348          175
   Federal funds sold                                      23           56          101           75
----------------------------------------------------------------------------------------------------
                     Total interest income              7,434        6,646       14,422       12,799
----------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                             3,370        3,116        6,706        5,989
   Other borrowings                                       230          181          394          347
----------------------------------------------------------------------------------------------------
                     Total interest expense             3,600        3,297        7,100        6,336
----------------------------------------------------------------------------------------------------
                     Net interest income                3,834        3,349        7,322        6,463
Provision for loan losses                                 150          100          220          165
----------------------------------------------------------------------------------------------------
                     Net interest income after
                     provision for loan losses          3,684        3,249        7,102        6,298
Other income:
   Service charges on deposit accounts                    442          354          824          666
   Mortgage banking activities                            619          482        1,412          807
   Other service charges, commissions and fees            251          245          468          518
   Realized gains on securities transactions               32           63          104          141
----------------------------------------------------------------------------------------------------
                      Total other income                1,344        1,144        2,808        2,132
----------------------------------------------------------------------------------------------------
Other expenses:
   Salaries and employee benefits                       1,703        1,419        3,380        2,719
   Occupancy expense                                      550          469        1,075          894
   Mortgage banking expense                               467          166          830          205
   Other operating expenses                               570          482        1,105          930
----------------------------------------------------------------------------------------------------
                      Total other expenses              3,290        2,536        6,390        4,748
----------------------------------------------------------------------------------------------------
                      Income before income taxes        1,738        1,857        3,520        3,682
Income taxes                                              610          667        1,232        1,336
----------------------------------------------------------------------------------------------------
                      NET INCOME                       $1,128        1,190        2,288        2,346
----------------------------------------------------------------------------------------------------
NET INCOME PER COMMON
    AND COMMON EQUIVALENT SHARE:                       $ 0.04         0.04         0.07         0.08
----------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE -
    ASSUMING FULL DILUTION:                            $ 0.03         0.03         0.07         0.07
----------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
    Basic                                              30,544       28,112       30,508       28,042
    Diluted                                            34,665       34,900       34,799       34,538
----------------------------------------------------------------------------------------------------


                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              (In thousands)
                                                                             Six Months Ended
                                                                                  June 30,
                                                                            1999            1998
                                                                            ----            ----

Cash flows from operating activities:
   Net income                                                            $  2,288           2,346
   Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
     Depreciation and amortization                                            584             447
     Provision for loan losses                                                220             165
     Loans originated for sale                                            (54,655)        (35,380)
     Proceeds from sale of loans                                           54,783          33,085
     Gain on sale of securities                                              (104)           (141)
     Loss on sale of loans sold                                               207              51
     Increase in accrued income receivable                                   (259)           (100)
     Increase in accrued income payable                                       212             271
     Increase in other assets                                                (670)           (727)
     Decrease in other liabilities                                           (266)           (348)
-------------------------------------------------------------------------------------------------
                   Net cash provided(used) by operating activities          2,340            (331)
-------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Increase in federal funds sold                                           8,229          (5,736)
   Proceeds from maturities of securities available-for-sale                7,918           8,321
   Proceeds from sale of securities available-for-sale                      8,545          25,395
   Proceeds from maturities of securities held-to-maturity                  1,448             960
   Purchases of securities available-for-sale                             (24,718)        (40,745)
   Purchases of securities held-to-maturity                                    --              --
   Purchase of Federal Home Loan and Federal Reserve Stock                   (187)           (206)
   Net increase in portfolio loans                                        (23,659)        (21,004)
   Purchases of premises and equipment                                       (302)         (1,006)
-------------------------------------------------------------------------------------------------
                    Net cash used by investing activities                 (22,726)        (34,021)
-------------------------------------------------------------------------------------------------
Cash flows from financing activities
   Net proceeds from sale of common stock                                     113             561
   Dividend paid                                                             (611)             --
   Increase in deposits                                                    18,314          29,903
   Decrease in repurchase agreements                                       (1,000)         (1,000)
   Increase in other borrowings                                             1,163           2,907
-------------------------------------------------------------------------------------------------
                    Net cash provided by financing activities              17,979          32,371

                    Net (decrease) increase in cash                        (2,407)         (1,981)
Cash and due from banks at beginning of period                             13,089          10,696
-------------------------------------------------------------------------------------------------

Cash and due from banks at end of period                                 $ 10,682           8,715
-------------------------------------------------------------------------------------------------
Cash payments for interest                                               $  6,888           3,125
Cash payments for income taxes                                           $    931           1,884
-------------------------------------------------------------------------------------------------

                         FRANKLIN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

NOTE B - COMPREHENSIVE INCOME

On January 1, 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. The following table sets forth (in thousands) the amounts of other comprehensive income included in equity for the six months ended June 30, 1999 and 1998.

                                                                                    June 30, 1999    June 30, 1998
                                                                                    -------------    -------------

Net unrealized loss on securities available for sale for the six months                $(2,091)          $(138)

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

In March, 1999, the Company's Board of Directors declared a $.01 per share cash dividend payable April 7, 1999 to shareholders of record on March 26, 1999. Also in May, 1999, the Company's Board of Directors declared a $.01 per share cash dividend payable July 7, 1999 to shareholders of record on June 25, 1999.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Franklin National Bank (the "Bank") represents virtually all the assets of Franklin Financial Corporation (the "Company"). The Bank, located in Franklin, Tennessee, was opened in December of 1989 and continues to experience substantial growth. The Bank has five full service branches. In August, 1996 the Bank opened an insurance subsidiary, Franklin Financial Insurance (formerly Hometown Insurance Agency.) In October, 1997 the Bank opened a financial services subsidiary, Franklin Financial Securities. The subsidiary offers financial planning and securities broker services through Legg Mason Financial Partners. In January, 1998 the Bank began operating its mortgage division as a separate subsidiary, Franklin Financial Mortgage. Also in January, 1998, the mortgage subsidiary began a wholesale mortgage operation located in an office in Bartlett, Tennessee and in August, 1998 opened a retail mortgage origination office in Chattanooga, Tennessee. Franklin Financial Mortgage originates, sells and services mortgage loans.

FINANCIAL CONDITION

Total assets have grown $18.1 million since December 31, 1998, for a total of $368.0 million at June 30, 1999. The growth has been funded by a $18.3 increase in deposits and $2.3 million in earnings in 1999.

The Bank continues to experience strong loan demand. Net loans have increased 10.1% or $21.6 million since December 31, 1998, to $235.3 million at June 30, 1999. Securities available-for-sale increased $5.0 million or 6.7% while securities held-to-maturity decreased $1.4 million or 30.4% during the six months ended June 30, 1999. Loans held for resale increased $1.5 million or 6.4% since December 31, 1998. This is due to an increase in mortgage loan originations.

Premises and equipment decreased by $117,000 since December 31, 1998 primarily due to $419,000 in depreciation expense, offset by additional computer equipment added related to overall Bank and employee growth.

Accrued income receivable increased $259,000 or 12.2% since December 31, 1998. This increase is due to the combined increase of $26.7 million in loans and securities since December 31, 1998.

Mortgage servicing rights increased $521,000 or 41.4% since December 31, 1998. The increase is due to an increase in mortgage loans originated and sold with servicing retained.

The allowance for loan losses increased $204,000 since December 31, 1998, for a total of $2.4 million or approximately 0.9% of total loans. This increase is primarily additional provision for loan losses to allow for growth in the loan portfolio. Net charge-offs were $16,000 during the first six months of 1999. Asset quality remains good and management believes that the allowance for loan losses is adequate at June 30, 1999. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. In addition, Professional Bankers Services, Inc., an external bank consulting firm, performs an annual review of the loan portfolio to provide management an independent third party opinion regarding the adequacy of the allowance for loan losses. The allowance is below the Bank's peer group average as a percentage of loans. However, this level is supported based on two significant facts: the Bank has no loans accounted for on a nonaccrual basis at June 30, 1999 and past due loans, at 0.4% of total loans, are substantially below the peer group average.

LIQUIDITY AND CAPITAL RESOURCES

Management continuously monitors the Bank's liquidity, but strives to maintain an asset/liability mix that provides the highest possible net interest margin without taking undue risk with regard to asset quality or liquidity.

Liquidity is at an adequate level with cash and due from banks of $10.7 million at June 30, 1999. Loans and securities scheduled to mature within one year exceed $142 million at June 30, 1999, which should provide further liquidity. In addition, approximately $77.5 million of securities are classified as available-for-sale to help meet liquidity needs should they arise. The Company has lines of credit of $7.5 million with lending institutions and the Bank is approved to borrow up to $10.0 million in funds from the Federal Home Loan Bank and $31.0 million in federal funds lines to assist with capital and liquidity needs. The Company has $2.1 million in borrowings against its line of credit and the Bank has $800,000 in federal funds purchased outstanding at June 30, 1999. In February and August, 1998 the Bank entered into long term convertible Federal Home Loan Bank advances with a 10/1 call option totaling $6.0 million. The Bank has $2.4 million outstanding in repurchase agreements to further develop it's relationship with a customer. The Bank has approximately $46.9 million in brokered deposits at June 30, 1999 to help fund strong loan demand. The majority of these deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank's core deposit base.

Approximately $22.6 million in loan commitments are expected to be funded within the next six months. Furthermore, the Bank has approximately $47.1 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded.

The Bank has been approved to open a full service branch in the Cool Springs area of Franklin. In October, 1998 the Company purchased a parcel of land in this area for $650,000. Expenditures related to the facility are expected to be approximately $500,000, with completion expected in the first quarter of 2000. The Bank has been approved to open a replacement branch facility in Brentwood, Tennessee, with an anticipated opening date of first quarter of 2000. The Brentwood facility will be leased with annual payments of $124,000 and constructed to the Bank's specifications accordingly, no renovation expenditures are expected. The Bank has been approved to open a full service branch facility in the Fieldstone Farms area of Franklin. In July, 1999 the Company purchased a parcel of land in this area for $780,000 with additional expenditures related to this facility expected to be approximately $700,000. The expected completion date is during the first quarter of 2000. The Bank has also been approved to open a full service branch facility in Belle Meade, Tennessee. To date, no land has been acquired on which to locate this facility. The Bank is also reviewing a potential branch site in the Green Hills area of Nashville, Tennessee. If this site is chosen and proper regulatory approval is received, the land and building expenditures will be approximately $1.7 million. Other than as set forth above, there are no known trends, commitments, or uncertainties that will result in the Company's liquidity increasing or decreasing in a material way.

The Company had a net decrease in cash and due from banks of $2.4 million during the six months ended June 30, 1999 as compared to a $2.0 million increase for the same period in 1998. Cash provided by operating activities increased $2.7 million during the first six months of 1999, as compared to the same period in 1998. This increase is due to loan proceeds from sales net of loans originated for sale of $128,000 in the first six months of 1999 compared to loans originated for sale net of loan proceeds from sales of $2.3 million for the same period in 1998. This increase is offset by a $189,000 decrease in cash flow from other liabilities for the six months ended June 30, 1999 as compared to the previous year.

Net cash used by investing activities decreased by $11.3 million during the first six months of 1999 compared to the same period in 1998. The net increase in cash flow from portfolio loans used $2.7 million more in funds for the six months ended June 30, 1999 as compared to the same period in 1998. With regard to the securities portfolio, investing activities required $738,000 more use of funds during the six months ended June 30, 1999 as compared to the previous year. Federal funds sold provided $8.3 million in funds for the six months ended June 30, 1999 as compared to using $5.7 million in funds for the same period in 1998.

Cash provided by financing activities decreased $14.4 million during the first six months of 1999 as compared to the same period in 1998. The decrease is attributable to a $1.7 million decrease in other borrowings and a $11.6 million decrease in cash flow from deposits during the first six months of 1999 as compared to the same period in 1998. Cash dividends of $611,000 were paid on common stock in the first six months of 1999 compared to none for the same period in 1998.

Equity capital exceeds regulatory requirements at June 30, 1999, at 6.9% of average assets. The Company and Bank's minimum capital requirements and compliance with the same are shown in the following table.

                                LEVERAGE CAPITAL                   TIER 1 CAPITAL                TOTAL RISK-BASED CAPITAL
                                ----------------                   --------------                ------------------------

                             REGULATORY                       REGULATORY                        REGULATORY
                               MINIMUM       ACTUAL             MINIMUM         ACTUAL            MINIMUM           ACTUAL
                               -------       ------             -------         ------            -------           ------
Company                          3.0%         6.8%                4.0%           9.3%               8.0%             10.2%

Bank                             3.0%         7.2%                4.0%           9.8%               8.0%             10.7%


RESULTS OF OPERATIONS

The Company had net income of $1.1 million in the second quarter and $2.3 million for the first six months of 1999 compared to net income of $1.2 million and $2.3 million for the same periods in 1998. Net income for the second quarter and six months ending June 30, 1999 decreased $62,000 and $58,000, respectively, as compared to the same periods in 1998. Increases in net interest income, mortgage banking fees and other fees offset by increases in expenses related to the overall growth of the Bank are the primary reasons for the decrease in earnings for the three and six months ended June 30, 1999 as compared to the same periods in 1998.

Total interest income increased $788,000 or 11.9% in the three months ended June 30, 1999 and $1.6 million or 12.7% for the first six months of 1999 compared to the same periods in 1998. The increase in total interest income is primarily attributable to the similar increase in average earning assets for the first six months of 1999 compared to 1998. Total interest expense increased $303,000 or 9.2% in the second quarter and $764,000 or 12.1% in the first half of 1999 as compared to the same periods in 1998. Total interest-bearing liabilities have increased 6.9% from December 31, 1998 and 37.1% from June 30, 1998. The increases in deposits and other borrowings coupled with increases in treasury rates are the primary reasons for the increase in interest expense. Net interest income increased $485,000 or 14.5% during the second quarter and $859,000 or 13.3% in the first half of 1999 as compared to the prior year. Total earning assets increased 18.5% since June 30, 1998 and was the primary factor in the increase in net interest margin.

The provision for loan losses was $150,000 for the three months ended June 30, 1999 as compared to $100,000 for the same period in 1998. The year-to-date provision is $220,000 for the six months ended June 30, 1999 as compared to $165,000 for the same period in 1998. While the Bank's asset quality remains good, provisions for loan losses continue to be needed to allow for growth in the Bank's loan portfolio.

Total other income of $1.3 million in the second quarter of 1999 is $200,000 or 17.5% more than the same period in 1998. The increase is primarily attributed to an increase in mortgage banking fees resulting from an increase in loans originated. Total other income of $2.8 million for the six months ended June 30, 1999 is $676,000 or 31.7% more than the same period in 1998. Mortgage banking fees increased $605,000 or 75.0% for the six months ended June 30, 1999 as compared to the same period in 1998. Other fees decreased $50,000 or 9.7% for the first six months of 1999 as compared to the same period in 1998. The decrease is primarily the result of a $120,000 decrease in investment portfolio call option fees.

Total other expenses increased $754,000 or 29.7% during the second quarter and $1.6 million or 34.6% for the first half of 1999 as compared to the same periods in 1998. The increases are attributable to additional mortgage banking expenses related to increases in loan origination and servicing and additional personnel and other incremental costs related to the overall growth of the Company.

ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. In June 1999, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, was issued which extended the effective date of SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. Management has not yet assessed the impact the adoption of this Standard will have on the Company's financial statements.

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

The FFIEC (Federal Financial Institutions Examination Council) has issued guidelines for financial institutions to follow with respect to Year 2000 compliance. The Company's Year 2000 action plans are based primarily on the guidelines and timetables outlined in this guidance. During 1997, the Company formed an internal task force, chaired by the Vice President of Information Systems, to address the Year 2000 issue, including a comprehensive review of the Company's systems and to insure that the Company take any necessary measures for Year 2000 compliance. The Company has (1) performed assessments of Year 2000 issues, (2) completed testing and validation of internal and external mission critical systems, (3) begun customer awareness efforts of Year 2000, and (4) completed contingency planning. Management reports to the Board of Directors monthly on the status of Year 2000. The Company believes that since the majority of its equipment is relatively new and since software utilized by the Company is provided by third-parties, the Year 2000 issue will not pose significant internal operational problems or generate additional material expenditures. Management currently does not expect Year 2000 issues to have a material impact on its financial position or results of operations. The Company spent approximately $10,000 on Year 2000 issues in 1998 and expects expenditures to be approximately $110,000 in 1999. These expenditures include independent third-parties utilized for testing validation.

In the second and third quarter of 1998, the Company performed an inventory of its computer and embedded systems. The Company uses external provided standardized software for its processing needs. During assessment, the Company identified eight mission critical software systems. The Company finalized its assessment and testing of mission critical embedded systems by June 30, 1999. The Company has identified essential and non-essential systems and processes. The Company initiated communications with suppliers and vendors to determine the potential impact of such third-parties' Year 2000 compliance status. These third-parties include suppliers, telephone and utility providers and other financial institutions.

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

The Company completed its Year 2000 contingency plan. Contingency plans were developed to cover unforeseen Year 2000 issues, should any arise.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 17, 1999, a director of the Company exercised warrants to purchase an aggregate of 115,792 shares of the Company's common stock. These warrants were exercised at a price of $0.3125 per share. The warrants were originally issued to the Company's organizers in connection with the Company's initial public offering.

     All issuances of securities described above were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. No underwriter was involved in the transactions and no commissions were paid.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits. The following exhibits are filed with this report:

          Exhibit
           Number                Description of Exhibit
           ------                ----------------------

            27.1     -  Financial Data Schedule (for SEC use only)



       (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FRANKLIN FINANCIAL CORPORATION

Dated:   August 12, 1999            By: /s/ Richard E. Herrington
         ---------------                ----------------------------------------
                                    Richard E. Herrington, President and Chief
                                    Executive Officer (principal executive
                                    officer)




Dated:   August 12, 1999            By: /s/ Lisa L. Musgrove
         ---------------                ----------------------------------------
                                    Lisa L. Musgrove, Senior Vice President and
                                    Chief Financial Officer (principal financial
                                    officer)