Form 10-Q
period 1999-09-30
FRANKLIN FINANCIAL CORP /TN/
filed 1999-11-15
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
    September 30, 1999                                           0-24133


                         FRANKLIN FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Tennessee                                                   62-1376024
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

230 Public Square, Franklin, Tennessee                          37064
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          (615) 790-2265
                                                       -----------------------
Not applicable
--------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [X]           No   [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, No Par Value                        30,659,231
     --------------------------            --------------------------------
              Class                        Outstanding at November 12, 1999

                         PART I. - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           (In Thousands)
                                                                    September 30,   December 31,
                             Assets                                     1999            1998
Cash and cash equivalents                                            $  10,872         13,089
Federal funds sold                                                          --          8,229
Investment securities available-for-sale, at fair value                 44,532         40,135
Mortgage-backed securities available-for-sale, at fair value            44,176         32,406
Investment securities held-to-maturity, fair value $2,810,000
  at September 30, 1999 and $4,395,000 December 31, 1998                 2,807          4,171
Mortgage-backed securities held-to-maturity, fair value
  $428,000 at September 30, 1999 and $602,000
  at December 31, 1998                                                     426            591
Federal Home Loan and Federal Reserve Bank Stock                         1,580          1,371
Loans held for resale, at cost, which approximates market               12,116         23,643
Loans - portfolio                                                      251,103        215,928
Allowance for loan losses                                               (2,395)        (2,194)
---------------------------------------------------------------------------------------------
                          Loans, net                                   248,708        213,734
---------------------------------------------------------------------------------------------
Premises and equipment, net                                              8,202          7,532
Accrued income receivable                                                2,488          2,126
Mortgage servicing rights                                                1,606          1,257
Other assets                                                             3,885          1,584
---------------------------------------------------------------------------------------------
                                                                     $ 381,398        349,868
---------------------------------------------------------------------------------------------

                     Liabilities and Stockholders' Equity
Liabilities:
   Deposits:
     Noninterest-bearing                                             $  33,973         33,317
     Interest-bearing                                                  302,239        279,080
---------------------------------------------------------------------------------------------
                          Total deposits                               336,212        312,397
   Repurchase agreements                                                 2,421          3,421
   Other borrowings                                                     17,382          8,424
   Accrued interest payable                                              1,124          1,087
   Other liabilities                                                       705            950
---------------------------------------------------------------------------------------------
                          Total liabilities                            357,844        326,279
---------------------------------------------------------------------------------------------
Stockholders' equity:
   Common stock, No par value. Authorized
   500,000,000 shares; issued 30,658,641 and 30,470,803
   at September 30, 1999 and December 31, 1998,
   respectively                                                         11,208         11,092
   Unrealized (loss)gain on securities available-for-sale               (2,365)           159
   Retained earnings                                                    14,711         12,338
---------------------------------------------------------------------------------------------
                          Total stockholders' equity                    23,554         23,589
---------------------------------------------------------------------------------------------
                                                                     $ 381,398        349,868
---------------------------------------------------------------------------------------------

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 (In thousands except for per share information)
                                                     Three Months Ended    Nine Months Ended
                                                        September 30,         September 30,
                                                      1999        1998       1999      1998
                                                      ----        ----       ----      ----
Interest income:
   Loans, including fees                             $ 6,394      5,696     18,464     16,426
   Investment securities, taxable                      1,175        949      3,078      2,768
   Investment securities, tax-exempt                     171        107        519        282
   Federal funds sold                                     47         63        148        138
---------------------------------------------------------------------------------------------
                     Total interest income             7,787      6,815     22,209     19,614
---------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                            3,634      3,209     10,340      9,198
   Other borrowings                                      176        183        570        530
---------------------------------------------------------------------------------------------
                     Total interest expense            3,810      3,392     10,910      9,728
---------------------------------------------------------------------------------------------
                     Net interest income               3,977      3,423     11,299      9,886
Provision for loan losses                                 10        105        230        270
---------------------------------------------------------------------------------------------
                     Net interest income after
                     provision for loan losses         3,967      3,318     11,069      9,616
Other income:
   Service charges on deposit accounts                   452        365      1,276      1,031
   Mortgage banking activities                           196        658      1,608      1,465
   Other service charges, commissions and fees           234        259        702        777
   Realized gains on securities transactions              --         88        104        229
---------------------------------------------------------------------------------------------
                     Total other income                  882      1,370      3,690      3,502
---------------------------------------------------------------------------------------------
Other expenses:
   Salaries and employee benefits                      1,714      1,512      5,094      4,231
   Occupancy expense                                     575        520      1,650      1,414
   Mortgage banking expense                              458         76      1,288        281
   Other operating expenses                              614        592      1,717      1,522
---------------------------------------------------------------------------------------------
                     Total other expenses              3,361      2,700      9,749      7,488
---------------------------------------------------------------------------------------------
                     Income before income taxes        1,488      1,988      5,010      5,670
Income taxes                                             487        728      1,719      2,064
---------------------------------------------------------------------------------------------
                     Net income                      $ 1,001      1,260      3,291      3,606
---------------------------------------------------------------------------------------------

Net income per common
    and common equivalent share:                     $  0.03       0.04       0.11       0.13
---------------------------------------------------------------------------------------------

Net income per common share -
    assuming full dilution:                          $  0.03       0.04       0.09       0.10
---------------------------------------------------------------------------------------------

Weighted average shares outstanding:
Basic                                                 30,658     28,662     30,558     28,251
Diluted                                               34,730     35,233     34,779     34,747

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           (In thousands)
                                                                         Nine Months Ended
                                                                            September 30,
                                                                         1999          1998
                                                                         ----          ----
Cash flows from operating activities:
   Net income                                                          $  3,291        3,606
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                          804          699
     Provision for loan losses                                              230          270
     Loans originated for sale                                          (69,179)     (78,252)
     Proceeds from sale of loans                                         82,340       73,281
     Gain on sale of securities                                            (104)        (229)
     Loss on sale of loans sold                                             422            8
     Increase in accrued income receivable                                 (362)        (141)
     Increase (decrease) in accrued income payable                           37          (81)
     Increase in other assets                                            (1,445)        (893)
     Decrease in other liabilities                                         (147)        (206)
--------------------------------------------------------------------------------------------
                    Net cash provided  by (used in) operating
                       activities                                        15,887       (1,938)
--------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Decrease (increase) in federal funds sold                              8,229       (7,553)
   Proceeds from maturities of securities available-for-sale              9,299       12,985
   Proceeds from sale of securities available-for-sale                    8,545       57,518
   Proceeds from maturities of securities held-to-maturity                1,525          978
   Purchases of securities available-for-sale                           (37,907)     (84,215)
   Purchases of securities held-to-maturity                                  --           --
   Purchase of Federal Home Loan and Federal Reserve Stock                 (209)        (224)
   Net increase in portfolio loans                                      (37,260)     (21,417)
   Purchases of premises and equipment                                   (1,298)      (1,234)
--------------------------------------------------------------------------------------------
                    Net cash used by investing activities               (49,076)     (43,162)
--------------------------------------------------------------------------------------------
Cash flows from financing activities
   Net proceeds from issuance of common stock                               116          582
   Dividend paid                                                           (917)          --
   Increase in deposits                                                  23,815       40,294
   Decrease in repurchase agreements                                     (1,000)      (1,000)
   Increase in other borrowings                                           8,958        5,656
--------------------------------------------------------------------------------------------
                    Net cash provided by financing activities            30,972       45,532
--------------------------------------------------------------------------------------------

                    Net (decrease) increase in cash                      (2,217)         432
Cash and due from banks at beginning of period                           13,089       10,696
--------------------------------------------------------------------------------------------

Cash and due from banks at end of period                               $ 10,872       11,128
--------------------------------------------------------------------------------------------
Cash payments for interest                                             $ 10,873        9,808
Cash payments for income taxes                                         $  1,313        2,338
--------------------------------------------------------------------------------------------

                         FRANKLIN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

NOTE B - COMPREHENSIVE INCOME

On January 1, 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. The following table sets forth (in thousands) the amounts of other comprehensive income included in equity for the nine months ended September 30, 1999 and 1998.

                                                         September 30, 1999     September 30, 1998
                                                         ------------------     ------------------
Net unrealized loss on securities available for sale           $(2,524)                 $48

NOTE C - STOCK SPLITS AND DIVIDENDS

During June 1998, the Company effected a four-for-one stock split, and in May 1997 and February 1998 the Company effected two-for-one stock splits. All per share data and weighted average share data has been restated as if the splits had occurred at the beginning of the years presented.

In March and May of 1999, the Company's Board of Directors declared $.01 per share cash dividends payable on April 7, 1999 and July 7, 1999, respectively. Also in September 1999, the Company's Board of Directors declared a $.01 per share cash dividend payable October 6, 1999 to shareholders of record on September 24, 1999.

NOTE D - SEGMENTS

During fiscal 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This standard requires disclosure of segment information in a company's financial statements. The Company has only one reportable segment under the quantitative guidelines of SFAS No. 131 therefore, substantially all of the assets, liabilities, and operations presented in the consolidated financial statements are attributable to Franklin National Bank. The Bank provides a variety of banking services to individuals and businesses through its branches in Brentwood, Franklin, Fairview and Spring Hill, Tennessee. Its primary deposit products are demand deposits, savings deposits and certificates of deposits, and its primary lending products are commercial business, real estate mortgage, and consumer loans.

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

FINANCIAL CONDITION

Total assets have grown $31.5 million since December 31, 1998, for a total of $381.4 million at September 30, 1999. The growth has been funded by a $23.8 million increase in deposits, a $9.0 million increase in other borrowings and $3.3 million in earnings in 1999.

The Bank continues to experience strong loan demand. Net loans have increased 16.4% or $35.0 million since December 31, 1998, to $248.7 million at September 30, 1999. Securities available-for-sale increased $16.2 million or 22.3% while securities held-to-maturity decreased $1.5 million or 32.1% during the nine months ended September 30, 1999. Loans held for resale decreased $11.5 million or 48.8% since December 31, 1998. This is due to a decrease in mortgage loan originations relating to current economic market conditions.

Premises and equipment increased by $670,000 since December 31, 1998 primarily due to land purchased for the Fieldstone Farms branch location of $736,000 and additional computer equipment added related to overall Bank and employee growth offset partially by $670,000 in depreciation expense.

Accrued income receivable increased $362,000 or 17.0% since December 31, 1998. This increase is due to the combined increase of $38.2 million in loans and securities since December 31, 1998.

Mortgage servicing rights increased $349,000 or 27.8% since December 31, 1998. The increase is due to additional mortgage loans originated and sold with servicing retained.

The allowance for loan losses increased $201,000 since December 31, 1998, for a total of $2.4 million or approximately 0.9% of total loans. This increase is primarily additional provision for loan losses to allow for growth in the loan portfolio. Net charge-offs were $30,000 during the first nine months of 1999. Asset quality remains good and management believes that the allowance for loan losses is adequate at September 30, 1999. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. In addition, Professional Bankers Services, Inc., an external bank consulting firm, performs an annual review of the loan portfolio to provide management an independent third party opinion regarding the adequacy of the allowance for loan losses. The allowance is below the Bank's peer group average as a percentage of loans. However, this level is supported based on two significant facts: the Bank has no loans accounted for on a nonaccrual basis at September 30, 1999 and past due loans, at 0.3% of total loans, are substantially below the peer group average.

LIQUIDITY AND CAPITAL RESOURCES

Management continuously monitors the Bank's liquidity, but strives to maintain an asset/liability mix that provides the highest possible net interest margin without taking undue risk with regard to asset quality or liquidity.

Liquidity is at an adequate level with cash and due from banks of $10.9 million at September 30, 1999. Loans and securities scheduled to mature within one year exceed $153 million at September 30, 1999, which should provide further liquidity. In addition, approximately $88.7 million of securities are classified as available-for-sale to help meet liquidity needs should they arise. The Company has lines of credit of $7.5 million with lending institutions and the Bank is approved to borrow up to $10.0 million in funds from the Federal Home Loan Bank and $31.0 million in federal funds lines to assist with capital and liquidity needs. The Company has $2.3 million in borrowings against its line of credit and the Bank has $8.4 million in federal funds purchased outstanding at September 30, 1999. Due to the escalation of short term interest rates, the Bank has chosen to borrow against federal funds lines instead of replacing some brokered deposits at higher costs. In February and August, 1998 the Bank entered into long term convertible Federal Home Loan Bank advances with a 10/1 call option totaling $6.0 million. The Bank has $2.4 million outstanding in repurchase agreements to further develop it's relationship with a customer. The Bank has approximately $32.1 million in brokered deposits at September 30, 1999 to help fund strong loan demand. The majority of these deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank's core deposit base.

Approximately $30.8 million in loan commitments are expected to be funded within the next six months. Furthermore, the Bank has approximately $48.8 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded.

The Bank has been approved to open a full service branch in the Cool Springs area of Franklin. In October, 1998 the Company purchased a parcel of land in this area for $650,000. Expenditures related to the facility are expected to be approximately $500,000, with completion expected in the first quarter of 2000. The Bank has been approved to open a replacement branch facility in Brentwood, Tennessee, with an anticipated opening date of first quarter of 2000. The Brentwood facility will be leased with annual payments of $124,000 and constructed to the Bank's specifications accordingly, no renovation expenditures are expected. The Bank has been approved to open a full service branch facility in the Fieldstone Farms area of Franklin. In July, 1999 the Company purchased a parcel of land in this area for $740,000 with additional expenditures related to this facility expected to be approximately $700,000. The expected completion date is during the second quarter of 2000. The Bank is also reviewing a potential branch site in the Green Hills area of Nashville, Tennessee. If this site is chosen and proper regulatory approval is received, the land and building expenditures will be approximately $1.7 million. Other than as set forth above, there are no known trends, commitments, or uncertainties that will result in the Company's liquidity increasing or decreasing in a material way.

The Company had a net decrease in cash and due from banks of $2.2 million during the nine months ended September 30, 1999 as compared to a $432,000 increase for the same period in 1998. Cash provided by operating activities increased $17.8 million during the first nine months of 1999, as compared to the same period in 1998. This increase is due to loan proceeds from sales net of loans originated for sale of $13.2 million in the first nine months of 1999 compared to loans originated for sale net of loan proceeds from sales of $5.0 million for the same period in 1998. This increase is offset slightly by a $552,000 decrease in cash flow from other assets for the nine months ended September 30, 1999 as compared to the previous year.

Net cash used by investing activities increased by $5.9 million during the first nine months of 1999 compared to the same period in 1998. The net increase in cash flow from portfolio loans used $15.8 million more in funds for the nine months ended September 30, 1999 as compared to the same period in 1998. With regard to the securities portfolio, investing activities required $5.8 million more use of funds during the nine months ended September 30, 1999 as compared to the previous year. Federal funds sold provided $8.3 million in funds for the nine months ended September 30, 1999 as compared to using $7.6 million in funds for the same period in 1998.

Cash provided by financing activities decreased $14.6 million during the first nine months of 1999 as compared to the same period in 1998. The decrease is attributable to a $16.5 million decrease in cash flow from deposits during the first nine months of 1999 as compared to the same period in 1998 offset by a $4.3 million increase in other borrowings. Cash dividends of $917,000 were paid on common stock in the first nine months of 1999 compared to none for the same period in 1998.

Equity capital exceeds regulatory requirements at September 30, 1999, at 6.8% of average assets. The Company and Bank's minimum capital requirements and compliance with the same are shown in the following table.

                      LEVERAGE CAPITAL                TIER 1 CAPITAL           TOTAL RISK-BASED CAPITAL
                   ---------------------         ----------------------        ------------------------
                   REGULATORY                    REGULATORY                      REGULATORY
                    MINIMUM       ACTUAL          MINIMUM        ACTUAL           MINIMUM     ACTUAL
                   ----------     ------         ----------      ------          ----------   ------
Company               3.0%         6.8%             4.0%           9.3%             8.0%       10.2%

Bank                  3.0%         7.2%             4.0%          10.0%             8.0%       10.8%


RESULTS OF OPERATIONS

The Company had net income of $1.0 million in the third quarter and $3.3 million for the first nine months of 1999 compared to net income of $1.3 million and $3.6 million for the same periods in 1998. Net income for the third quarter and nine months ending September 30, 1999 decreased $259,000 and $315,000, respectively, as compared to the same periods in 1998. Increases in net interest income, mortgage banking fees and other fees offset by increases in expenses related to the overall growth of the Bank are the primary reasons for the decrease in earnings for the three and nine months ended September 30, 1999 as compared to the same periods in 1998.

Total interest income increased $972,000 or 14.3% in the three months ended September 30, 1999 and $2.6 million or 13.2% for the first nine months of 1999 compared to the same periods in 1998. The increase in total interest income is primarily attributable to the similar increase in average earning assets for the first nine months of 1999 compared to 1998. Total interest expense increased $418,000 or 12.3% in the third quarter and $1.2 million or 12.2% in the first nine months of 1999 as compared to the same periods in 1998. Total interest-bearing liabilities have increased 10.7% from December 31, 1998 and 20.4% from September 30, 1998. The increases in deposits and other borrowings coupled with increases in treasury rates are the primary reasons for the increase in interest expense. Net interest income increased $554,000 or 16.2% during the third quarter and $1.4 million or 14.3% in the first half of 1999 as compared to the prior year. Total earning assets increased 17.6% since September 30, 1998 and was the primary factor in the increase in net interest margin.

The provision for loan losses was $10,000 for the three months ended September 30, 1999 as compared to $105,000 for the same period in 1998. The year-to-date provision is $230,000 for the nine months ended September 30, 1999 as compared to $270,000 for the same period in 1998. While the Bank's asset quality remains good, provisions for loan losses continue to be needed to allow for growth in the Bank's loan portfolio.

Total other income of $882,000 in the third quarter of 1999 is $488,000 or 35.6% less than the same period in 1998. The decrease is primarily attributed to a decrease in mortgage banking fees resulting from an decrease in loans originated. Total other income of $3.7 million for the nine months ended September 30, 1999 is $188,000 or 5.4% more than the same period in 1998. Service charges on deposit accounts increased $245,000 or 23.7% for the nine months ended September 30, 1999 as compared to the same period in 1998. Mortgage banking fees increased $143,000 or 9.8% for the nine months ended September 30, 1999 as compared to the same period in 1998. Other fees decreased $75,000 or 9.7% for the first nine months of 1999 as compared to the same period in 1998. The decrease is primarily the result of a $234,000 decrease in investment portfolio call option fees.

Total other expenses increased $661,000 or 24.5% during the third quarter and $2.3 million or 30.9% for the first nine months of 1999 as compared to the same periods in 1998. The increases are attributable to additional mortgage banking expenses related to loan origination and servicing, additional facilities growth and additional personnel and other incremental costs related to the overall growth of the Company.

ACCOUNTING PRONOUNCEMENTS

In September 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. In September 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", was issued which extended the effective date of SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. Management has not yet assessed the impact the adoption of this Standard will have on the Company's financial statements.

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

The FFIEC (Federal Financial Institutions Examination Council) has issued guidelines for financial institutions to follow with respect to Year 2000 compliance. The Company's Year 2000 action plans are based primarily on the guidelines and timetables outlined in this guidance. During 1997, the Company formed an internal task force, chaired by the Vice President of Information Systems, to address the Year 2000 issue, including a comprehensive review of the Company's systems and to insure that the Company take any necessary measures for Year 2000 compliance. The Company has (1) performed assessments of Year 2000 issues, (2) completed testing and validation of internal and external mission critical systems, (3) begun customer awareness efforts of Year 2000, and (4) completed contingency planning. Management reports to the Board of Directors monthly on the status of Year 2000. The Company believes that since the majority of its equipment is relatively new and since software utilized by the Company is provided by third-parties, the Year 2000 issue will not pose significant internal operational problems or generate additional material expenditures. Management currently does not expect Year 2000 issues to have a material impact on its financial position or results of operations. The Company spent approximately $10,000 on Year 2000 issues in 1998 and expects expenditures to be approximately $160,000 in 1999. These expenditures include independent third-parties utilized for testing validation.

In the second and third quarter of 1998, the Company performed an inventory of its computer and embedded systems. The Company uses externally provided standardized software for its processing needs. During assessment, the Company identified eight mission critical software systems. The Company finalized its assessment and testing of mission critical embedded systems by June 30, 1999 and these systems are believed to be Year 2000 compliant. The Company has identified essential and non-essential systems and processes. The Company initiated communications with suppliers and vendors to determine the potential impact of such third-parties' Year 2000 compliance status. These third-parties include suppliers, telephone and utility providers and other financial institutions.

The Company began testing of mission critical software systems in the third quarter of 1998 and has completed testing of these mission critical systems and these systems are believed to be Year 2000 compliant. The Company tested critical dates outlined in the FFIEC guidelines. The Company initiated certification requests from mission critical vendors seeking assurance that these systems will be Year 2000 compliant. The Company validated test results of mission critical systems internally and through an independent third-party during the first quarter of 1999. Testing of key computer hardware was completed in the first quarter of 1999.

An area of concern by the Company is the effect of Year 2000 issues on deposit and loan customers. Members of the Company's management have given Year 2000 issue speeches to local groups to try to heighten awareness of Year 2000 issues. The Company plans to use statement stuffers and other forms of communication to try to raise customer awareness. The Company also has a Year 2000 statement on its website. During the third quarter of 1999 the Bank, in conjunction with business sectors, held a Year 2000 "Town Meeting" to try to help address concerns in the local community. Failure of certain customers to address Year 2000 related issues could have a significant impact on the ability of these customers to continue operations. The Company's loan portfolio could be negatively impacted if customers are unable to repay loan agreements as a result of failure to address Year 2000 issues. In the third quarter of 1998, the Company began reviews of loan relationships to determine the potential effect of Year 2000 issues on the customers' operations. The Company reviews loan relationships in excess of $1,000,000, individual loans in excess of $750,000 and any other loan the primary lender feels necessary to review. The primary focus of this review was to determine the readiness of the customer to address Year 2000 issues and the impact of such readiness on the customer's ability to repay loans. Management identified a small number of customers which could be potentially impacted by Year 2000 issues, addressed the concern with these customers and continues to monitor their status. The Company now includes Year 2000 compliance requirements in its standard loan agreements. Although the Company has taken steps to address customer Year 2000 issues, there can be no assurance that these customers will be Year 2000 compliant.

The Company completed its Year 2000 contingency plan. Contingency plans were developed to cover unforeseen Year 2000 issues, should any arise. Contingency plans include use of manual systems.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits. The following exhibits are filed with this report:

                 Exhibit
                 Number        Description of Exhibit
                 -------       ----------------------
                   27.1     -  Financial Data Schedule


         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FRANKLIN FINANCIAL CORPORATION

Dated:   November 12, 1999       By: /s/ Richard E. Herrington
         -----------------           -------------------------
                                 Richard E. Herrington, President and Chief
                                 Executive Officer (principal executive officer)




Dated:   November 12, 1999       By: /s/ Lisa L. Musgrove
         -----------------           --------------------
                                 Lisa L. Musgrove, Senior Vice President and
                                 Chief Financial Officer (principal financial
                                 officer)