Form 10-K
period 1999-12-31
FRANKLIN FINANCIAL CORP /TN/
filed 2000-03-30
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1999

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

                      Common Stock, no par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Revenues for the fiscal year ended December 31, 1999: $35,355,894

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (11,937,740 shares) on March 15, 2000 was approximately $8,833,928. As of such date, no organized trading market existed for the common stock of the registrant. The aggregate market value was computed by reference to the book value of the common stock of the registrant as of December 31, 1999. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock, as of March 15, 2000: 31,054,187 shares of no par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on May 16, 2000 are incorporated by reference to Items 10, 11, 12 and 13 of this Report.

Transitional Small Business Disclosure Format (check one):  Yes [ ]; No  [X]

                                     PART I

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements in this Annual Report on Form 10-K contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward looking statements are subject to risk and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2000 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

         The Bank commenced business operations on December 1, 1989 in a permanent facility located at 230 Public Square, Franklin, Tennessee 37064. The approximately 12,000 square foot facility is being leased from Gordon E. Inman, the Chairman of the Board of the Company. The Bank has four full service branches: one located in the Williamson Square Shopping Center, which opened in April 1994; one located in Spring Hill, Tennessee, which opened in January 1995; one located in Brentwood, Tennessee, which opened in April 1995; and one located in Fairview, Tennessee, which opened in May 1997. The Bank also leases 9,000 and 4,000 square foot facilities from Mr. Inman which house its mortgage banking subsidiary, financial services subsidiary and insurance subsidiary sales function.

         The Bank is a full service commercial bank, without trust powers. The Bank offers a full range of interest bearing and non-interest bearing accounts; including commercial and retail checking accounts, negotiable orders of withdrawal ("NOW") accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, commercial and consumer lines of credit, letters of credit, mortgage loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as travelers checks, cashiers checks, Mastercard and Visa accounts, safe deposit boxes, direct deposit services, wire transfer services, cash management services, debit cards, automatic teller machines, an internet banking product and a 24-hour telephone inquiry system.

         In August 1996, the Bank opened an insurance agency subsidiary, Franklin Financial Insurance (formally Hometown Insurance Agency), which operates from the Bank's Spring Hill location. The agency sells property, business and life insurance. In October 1997, the Bank opened a financial services subsidiary, Franklin Financial Securities. The financial services subsidiary offers financial planning and securities broker services through Legg Mason Financial Partners. In December 1997, the Bank opened a mortgage banking subsidiary, Franklin Financial Mortgage. This subsidiary originates and services mortgage loans.

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

MARKET AREA AND COMPETITION

         The primary service area for the Bank is centered around Franklin, Tennessee and encompasses Williamson, Maury and Davidson Counties in Tennessee. There are 58 banking offices within the primary service area of the Bank. Most of these offices are affiliated with major bank holding companies.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 1999, 1998 and 1997. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                           AVERAGE CONSOLIDATED ASSETS


                                                                   Year Ended December 31,
                                                             ------------------------------------
                                                                1999         1998          1997
                                                             --------      --------      --------
                                                                        (In thousands)

Cash and due from banks ...............................      $ 10,550      $  9,335      $  7,435
                                                             --------      --------      --------
Interest-earning deposits .............................            --            --            --
Securities ............................................        90,366        70,173        54,206
Federal funds sold and reverse repurchases ............         3,805         3,482         3,018
Net loans .............................................       256,206       214,792       178,047
                                                             --------      --------      --------
         Total earning assets .........................       350,377       288,447       235,271
                                                             --------      --------      --------
Other assets ..........................................        12,974        10,505         8,627
                                                             --------      --------      --------
         Total assets .................................      $373,901      $308,287      $251,333
                                                             ========      ========      ========


            AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     Year Ended December 31,
                                                             ------------------------------------
                                                               1999          1998          1997
                                                             --------      --------      --------
                                                                        (In thousands)
Non interest-bearing deposits .........................      $ 32,116      $ 29,103      $ 24,360
NOW deposits, including MMDA ..........................        82,091        63,818        48,411
Savings deposits ......................................        11,520         8,729         7,307
Time deposits .........................................       208,113       172,213       146,995
Repurchase Agreements .................................         2,594         3,596         3,670
Other borrowings ......................................        13,829         8,400         3,793
Other liabilities .....................................           388         1,157           827
         Total liabilities ............................       350,651       287,016       235,363
Stockholders equity ...................................        23,250        21,271        15,970
                                                             --------      --------      --------
         Total liabilities and stockholders' equity ...      $373,901      $308,287      $251,333
                                                             ========      ========      ========


         The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-earning liability:

                                                            Year Ended December 31, 1999
                                                -------------------------------------------------
                                                 Average         Interest         Average    Net
                                                 Amount           Earned          Yield      Yield
                                                ---------        --------         ------    -------
                                                               (Dollars in thousands)
                    ASSETS
Securities .................................    $ 90,366         $  5,311           5.88%
Federal funds sold and reverse repurchases..       3,805              195           5.12
Net loans ..................................     256,206(1)        25,185(2)        9.83
                                                ---------        --------
         Total earning assets ..............    $350,377         $ 30,691           8.76%    4.43%
                                                ========         ========



                                         Average      Interest          Average
                                         Amount         Paid           Rate Paid
                                        --------      -------          ---------
                                                 (Dollars in thousands)
               LIABILITIES

NOW deposits, including MMDA .......    $ 82,091      $  2,925          3.56%
Savings deposits ...................      11,520           298          2.59
Time deposits ......................     208,113        11,100          5.33
Other borrowings ...................      16,423           861          5.24
                                        --------      --------
Total interest-bearing liabilities..    $318,147      $ 15,184          4.77%
                                        ========      ========


----------
(1) Includes non-accrual loans of $0.
(2) Interest earned on net loans includes $2,321,000 in loan fees and loan service fees.



                                                              Year Ended December 31, 1998
                                                --------------------------------------------------------
                                                 Average         Interest          Average          Net
                                                 Amount           Earned            Yield          Yield
                                                --------         --------          -------         -----
                                                               (Dollars in thousands)
                        ASSETS
Securities .................................    $ 70,173         $  4,101             5.84%
Federal funds sold and reverse repurchases..       3,482              196             5.63
Net loans ..................................     214,792(1)        22,141(2)         10.31
                                                --------         --------
         Total earning assets ..............    $288,447         $ 26,438             9.17%       4.61%
                                                ========         ========


                                         Average      Interest          Average
                                         Amount         Paid           Rate Paid
                                        --------      --------         ---------
             LIABILITIES                         (Dollars in thousands)
NOW deposits, including MMDA ........   $ 63,818      $  2,337          3.66%
Savings deposits ....................      8,729           226          2.59
Other time deposits .................    172,213         9,840          5.71
Other borrowings ....................     11,996           739          6.16
                                        --------      --------
Total interest-bearing liabilities ..   $256,756      $ 13,142          5.12%
                                        ========      ========


----------

(1) Includes non-accrual loans of $0.
(2) Interest earned on net loans includes $2,211,000 in loan fees and loan service fees.


                                                                    Year Ended December 31, 1997
                                                    -----------------------------------------------------------
                                                     Average         Interest            Average          Net
                                                     Amount           Earned              Yield          Yield
                                                    --------         --------           -------          ------
                                                                    (Dollars in thousands)
                         ASSETS

Securities ...................................      $ 54,206         $  3,489             6.44%
Federal funds sold and reverse repurchases ...         3,018              161             5.33
Net loans ....................................       178,047(1)        18,872(2)         10.60
                                                    --------         --------
         Total earning assets ................      $235,271         $ 22,522             9.57%          4.94%
                                                    ========         ========



                                             Average      Interest         Average
                                             Amount         Paid          Rate Paid
                                            --------      --------        ---------
                   LIABILITIES

NOW deposits, including MMDA .........      $ 48,411      $  1,825          3.77%
Savings deposits .....................         7,307           190          2.60
Other time deposits ..................       146,995         8,390          5.71
Other borrowings .....................         7,463           491          6.58
                                            --------      --------
Total interest-bearing liabilities ...      $210,176      $ 10,896          5.18%
                                            ========      ========


----------
(1) Includes non-accrual loans of $0.
(2) Interest earned on net loans includes $1,782,000 in loan fees and loan service fees.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

         The effect on interest income, interest expense and net interest income in the periods indicated, of changes in average balance and rate from the corresponding prior period is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. The effect of change in rate has been determined by applying the average balance in the earlier period to the change in average rate in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances have been determined by applying the change in average balance to the change in average rate in the later period, as compared with the earlier period. The changes attributable to the combined impact of balance and rate have all been allocated to the changes due to volume.


                                                     Year Ended December 31,
                                                              1999
                                                        compared with
                                                     Year Ended December 31,
                                                              1998
                                                  Increase (Decrease) due to:
                                         -------------------------------------------------
                                            Volume              Rate              Total
                                         ------------      ------------       ------------
                                                          (In thousands)
Interest earned on:
Securities ........................      $      1,187      $         23       $      1,210
Federal funds sold ................                17               (18)                (1)
Net loans .........................             4,071            (1,027)             3,044
                                         ------------      ------------       ------------
Total earning assets ..............             5,275            (1,022)             4,253
                                         ------------      ------------       ------------
Interest paid on:
NOW deposits, including MMDA ......               651               (64)               587
Savings deposits ..................                73                 0                 73
Time deposits .....................             1,915              (654)             1,261
Other borrowings ..................               232              (110)               122
                                         ------------      ------------       ------------
Total interest expense ............             2,871              (828)             2,043
                                         ------------      ------------       ------------
Change in net
  interest income .................      $      2,404      $       (194)      $      2,210
                                         ============      ============       ============



                                              Year Ended December 31,
                                                       1998
                                                  compared with
                                              Year Ended December 31,
                                                       1997
                                           Increase (Decrease) due to:
                                         -------------------------------
                                         Volume       Rate         Total
                                         ------      ------       ------
                                                (In thousands)
Interest earned on:
Securities ........................      $  933        (321)         612
Federal funds sold ................          26           9           35
Net loans .........................       3,788        (519)       3,269
                                         ------      ------       ------
Total earning assets ..............       4,747        (831)       3,916
                                         ------      ------       ------

Interest paid on:
NOW deposits ......................         564         (52)         512
Savings deposits ..................          37          (1)          36
Time deposits .....................       1,441           9        1,450
Other borrowings ..................         279         (31)         248
                                         ------      ------       ------
Total interest expense ............       2,321         (75)       2,246
                                         ------      ------       ------
Change in net
    interest income ...............      $2,426      $ (756)      $1,670
                                         ======      ======       ======



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

         The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                                  Year Ended
                                              December 31, 1999
                                       -----------------------------------
            Deposit Category           Average Amount    Average Rate Paid
            ----------------           --------------    -----------------
                                              (Dollars in thousands)
 Non interest-bearing
      demand deposits ..............      $ 32,116        Not Applicable
 NOW deposits, including MMDA ......      $ 82,091            3.56%
 Savings deposits ..................      $ 11,520            2.59%
 Time deposits .....................      $208,113            5.33%



                                                  Year Ended
                                              December 31, 1998
                                       ---------------------------------
       Deposit Category                Average Amount  Average Rate Paid
       ----------------                --------------  -----------------
                                           (Dollars in thousands)
Non interest-bearing
     demand deposits ..............      $ 29,103      Not Applicable
NOW deposits ......................      $ 63,818          3.66%
Savings deposits ..................      $  8,729          2.59%
Time deposits .....................      $172,213          5.71%



                                                 Year Ended
                                             December 31, 1997
                                      ----------------------------------
           Deposit Category           Average Amount   Average Rate Paid
           ----------------           --------------   -----------------
                                           (Dollars in thousands)
Non interest-bearing
     demand deposits ..............      $ 24,360      Not Applicable
NOW deposits ......................      $ 48,411          3.77%
Savings deposits ..................      $  7,307          2.60%
Time deposits .....................      $146,995          5.71%



         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 1999:

                                                    Time
                                                Certificates
                                                 of Deposit
                                                  --------
                                               (In thousands)
         3 months or less ..................      $ 85,266
         3-6 months ........................        42,622
         6-12 months .......................        23,069
         over 12 months ....................         4,824
                                                  --------
                Total ......................      $155,781
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

         At December 31, 1999, loans within four broad categories exceeded 10% of total loans: single family residential real estate loans ($69,992,000 or 26% of total loans), commercial real estate loans ($51,385,000 or 19% of total loans), commercial and industrial loans ($51,949,000 or 19% of total loans) and residential construction loans ($38,982,000 or 14% of total loans). Management believes that there is material borrower diversification within both the single family residential real estate, commercial and commercial real estate loan categories. The vast majority of these loans are secured by properties located in the primary services area of the Bank (Williamson County and surrounding counties).

         The following table presents various categories of loans and loans held for sale contained in the Bank's loan portfolio for the periods indicated and the total amount of all loans for such period:


                                                             December 31,
                               -------------------------------------------------------------------------
    Type of Loan                  1999            1998            1997           1996            1995
    ------------               ---------       ---------       ---------       ---------       ---------
                                                            (In thousands)
Domestic:
Commercial, financial ........ $  82,288       $  60,418       $  44,824       $  34,280       $  24,143
   and agricultural
Real estate-construction .....    38,982          29,335          33,708          23,307          13,073
Real estate-mortgage .........   130,483         132,327         100,989          86,999          62,895
Consumer loans ...............    19,670          18,006          15,001          13,230          12,016
                               ---------       ---------       ---------       ---------       ---------
   Total loans ...............   271,423         240,086         194,522         157,816         112,127
Less: deferred loan fees .....      (512)           (516)           (440)           (362)           (296)
   Allowance for possible
       loan losses ...........    (2,480)         (2,194)         (1,828)         (1,472)         (1,062)
                               ---------       ---------       ---------       ---------       ---------
Total (net of allowance) ..... $ 268,431       $ 237,376       $ 192,254       $ 155,982       $ 110,769
                               =========       =========       =========       =========       =========



         The following is a presentation of an analysis of maturities of loans as of December 31, 1999:


                                               Due in 1         Due After 1 to        Due After
Type of Loan                                Year or Less           5 Years             5 Years             Total
------------                                   --------            --------            --------            --------
                                                                         (In thousands)
Commercial, financial
   and agricultural ...............            $ 57,251            $ 24,965            $     72            $ 82,288
Real estate-construction ..........              37,080               1,902                  --              38,982
Real estate-mortgage ..............              62,110              55,587              12,786             130,483
Consumer loans ....................               7,084              12,568                  18              19,670
                                               --------            --------            --------            --------
Total .............................            $163,525            $ 95,022            $ 12,876            $271,423
                                               ========            ========            ========            ========


         The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 1999 (in thousands):


          Loans due after 1 year with
                   predetermined interest rates........................    $84,389
          Loans due after 1 year with
                   floating interest rates.............................    $23,509



         The following table presents information regarding non-accrual, past due and restructured loans at the dates indicated (in thousands):


                                                                                 December 31,
                                                      ----------------------------------------------------------------
                                                         1999          1998          1997          1996         1995
                                                      --------      --------      --------      --------      --------
Loans accounted for on a non-accrual basis:
         Number ................................             0             0             0             0             0
         Amount ................................      $     --      $     --      $     --      $     --      $     --
Accruing loans which are contractually
  past due 90 days or more as to principal
  and interest payments:
         Number ................................             4             4             0             0             0
         Amount ................................      $    769      $    195      $     --      $     --      $     --
Loans defined as "troubled debt
  restructurings":
         Number ................................             0             0             0             0             0
         Amount ................................      $     --      $     --      $     --      $     --      $     --



         As of December 31, 1999, there are no loans classified by the regulators as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

         Additional interest income of approximately $0 in 1999, $0 in 1998, $0 in 1997, $0 in 1996, and $423 in 1995 would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with their original terms. No interest income has been recognized during the five year period ended December 31, 1999, on loans that have been accounted for on a non-accrual basis.

         Although the Bank does not have any loans classified as non-accrual at December 31, 1999, management has identified other possible credit problems as follows (in thousands):

                    Special mention ............................      $1,482
                    Substandard ................................       2,078
                    Doubtful ...................................          74
                    Loss .......................................          --
                                                                      ------
                    Total ......................................      $3,634
                                                                      ======

These loans are performing loans but are classified due to payment history, decline in the borrower's financial position or decline in collateral value. Loans categorized as "special mention" are currently protected but are potentially weak. These loans constitute an undue and unwarranted credit risk but not to the point of justifying a classification of substandard. Loans classified as "substandard" are inadequately protected by the current net worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weakness that jeopardizes the liquidation of the debt. Loans classified as "doubtful" have all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as "loss" are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. Management has provided specific allocations of the allowance for possible loan losses of $94,000 relating to such loans. There are no other loans which are not disclosed above, but where known information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms.

SUMMARY OF LOAN LOSS EXPERIENCE

         An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:


                                                                    Years Ended December 31,
                                              ------------------------------------------------------------------
                                                1999           1998          1997          1996            1995
                                              -------        -------       -------        -------        -------
                                                                  (Dollars in thousands)
Balance at beginning
of period ..............................      $ 2,194        $ 1,828       $ 1,472        $ 1,062        $   762
Charge-offs:
Commercial, financial &
   agricultural ........................           25            112            36              4             --
Consumer loans .........................           66             47            40             18             38
Real estate-mortgage ...................           --             --            --             --             --
                                              -------        -------       -------        -------        -------
   Total charge-offs ...................           91            159            76             22             38
                                              -------        -------       -------        -------        -------
Recoveries:
Commercial, financial &
   agricultural ........................            9              2             1             --              4
Consumer loans .........................           18              8            11             12             14
   Total recoveries ....................           27             10            12             12             18
Net charge-offs ........................          (64)          (149)          (64)           (10)           (20)
                                              -------        -------       -------        -------        -------

Additions charged to operations ........          350            515           420            420            320
                                              -------        -------       -------        -------        -------

Balance at end of period ...............      $ 2,480        $ 2,194       $ 1,828        $ 1,472        $ 1,062
                                              =======        =======       =======        =======        =======

Ratio of net charge-offs during the
   period to average loans
   outstanding during the period .......          .02%           .07%          .04%           .01%           .02%
                                              =======        =======       =======        =======        =======




         The allocation of the allowance for loan losses by loan category at December 31 of the years indicated is presented below, along with percentage of loans in each category to total loans:


                                      1999              1998               1997              1996               1995
                               -----------------  ----------------   ----------------   ---------------   ---------------
                               AMOUNT    PERCENT  AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT  PERCENT   AMOUNT  PERCENT
                               ------    -------  ------   -------   ------   -------   ------  -------   ------  -------
                                                                  (Dollars in Thousands)
Commercial, financial
   and agricultural .....      $  882     30.3%   $  686     25.2%   $  489     23.1%   $  272    21.0%   $  189     21.6%
Real estate -
   construction .........         449     14.4       352     12.2       377     17.3       331    14.8       172     11.6
Real estate-mortgage ....         886     48.1       840     55.1       813     51.9       735    55.8       479     56.1
Consumer loans ..........         255      7.2       211      7.5       109      7.7        98     8.4        79     10.7
Unallocated .............           8      N/A       105      N/A        40      N/A        36     N/A       143      N/A
                               ------    -----    ------    -----    ------    -----    ------   -----    ------   ------
Total ...................      $2,480    100.0%   $2,194    100.0%   $1,828    100.0%   $1,472   100.0%   $1,062    100.0%
                               ======   ======    ======   ======    ======   ======    ======  ======    ======   ======


LOAN LOSS RESERVE

         In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 1999, 30% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, approximately 94% of these commercial loans at December 31, 1999 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

         The Company's consumer loan portfolio is also well secured. At December 31, 1999, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than other categories of loans.

         As of December 31, 1999, real estate mortgage loans constituted 48% of outstanding loans. Approximately $59,663,000 or 46% of this category represents first mortgage residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. The remaining portion of this category consists primarily of commercial real estate loans. Risk of loss for these loans is generally higher than residential loans. Therefore, management has allocated a significant portion of the allowance for loan losses to this category.

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

INVESTMENTS

         As of December 31, 1999, investment securities, including mortgage-backed securities, comprised approximately 30% of the Bank's assets and loans comprised approximately 62% of the Bank's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. The majority of the mortgage-backed securities are instruments of U.S. Government agencies. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank. Since the Bank has been in a taxable position for the past several years and expects to be in a taxable position in the future, more tax exempt securities have been purchased.

         The following tables present, for the periods indicated, the carrying amount of the Bank's investment securities, including mortgage-backed securities, separated by those available-for-sale and those held-to-maturity. The Bank does not currently maintain a trading portfolio.


                                                           December 31,
Investment                                    ------------------------------------
Category                                        1999          1998           1997
----------                                    --------      --------      --------

AVAILABLE-FOR-SALE:
Obligations of U.S. Treasury and
   other U.S. Agencies .................      $ 43,488      $ 25,881      $ 20,862
Obligations of States and Political
   Subdivisions ........................        14,149        14,254         4,189
Mortgage-backed securities .............        69,526        32,406        29,654
Other securities .......................           187            --           350
                                              --------      --------      --------
         Total .........................      $127,350      $ 72,541      $ 55,055
                                              ========      ========      ========



                                                       December 31,
Investment                                    ------------------------------
Category                                       1999         1998       1997
                                              ------      ------      ------
HELD-TO-MATURITY:
Obligations of U.S. Treasury and
   other U.S. Agencies .................      $    0      $1,354      $2,098
Obligations of States and Political
   Subdivisions ........................       2,809       2,817       2,974
Mortgage-backed securities .............         380         591         857
Other securities .......................           0          --          30
                                              ------      ------      ------
         Total .........................      $3,189      $4,762      $5,959
                                              ======      ======      ======


         The following tables indicate for the year ended December 31, 1999, the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:



Investment                                                               Weighted Average
Category                                                     Amount          Yield (1)
                                                            --------     ---------------
                                                             (Dollars in thousands)
         AVAILABLE-FOR-SALE:
         Obligations of U.S. Treasury and other
            U.S. Agencies:
         O through 1 Yr ..............................      $  4,979          4.91%
         Over 1 through 5 Yrs ........................        15,644          5.13
         Over 5 through 10 Yrs .......................         9,433          4.97
         Over 10 Yrs .................................        13,432          7.73

         Obligations of States and Political
            Subdivisions:
         O through 1 Yr ..............................           249          5.50
         Over 1 through 5 Yrs ........................           562          6.29
         Over 5 through 10 Yrs .......................         1,328          6.10
         Over 10 Yrs .................................        12,010          6.79

         Other Securities:
         Over 10 Yrs .................................           187          7.69
         Mortgage-backed securities ..................        69,526          6.92
                                                            --------

            Total available-for-sale .................      $127,350          6.54%
                                                            ========      ========


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


         Investment                                                  Weighted Average
         Category                                           Amount       Yield (1)
         ----------                                         ------   ---------------
                                                              (Dollars in thousands)
         HELD-TO-MATURITY:
         Obligations of U.S. Treasury and other
            U.S. Agencies:
         O through 1 Yr ..............................      $    0             0%

         Obligations of States and Political
            Subdivisions:
         O through 1 Yr ..............................          75          8.00
         Over 1 through 5 Yrs ........................         370          8.67
         Over 5 through 10 Yrs .......................       2,087          7.15
         Over 10 Yrs .................................         277          7.25

         Mortgage-backed securities ..................         380          7.04
                                                            ------      --------

            Total held-to-maturity ...................      $3,189          7.34%
                                                            ======      ========



(1) The Company has invested in tax exempt obligations. Yields on tax exempt obligations have been computed on a tax equivalent basis. Income from tax exempt obligations is exempt from federal income tax only, therefore only the federal statutory rate of 34% has been used to compute the tax equivalent yield.


SELECTED FINANCIAL RATIOS

         Selected financial ratios for the periods indicated are as follows:


                                                           Years Ended December 31,
                                                     -----------------------------------
                                                     1999            1998           1997
                                                     -----          -----          -----
         Return on average assets ..........          1.20%          1.59%          1.55%
         Return on average equity ..........         19.23%         22.97%         24.35%
         Average equity to average .........
              assets ratio .................          6.22%          6.90%          6.35
         Dividend payout ratio .............         29.22%          6.24%            --%



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

CORRESPONDENT BANKING

                  Correspondent banking involves the providing of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank purchases correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks.

DATA PROCESSING

         The Bank has in-house data processing which provides a full range of data processing services including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing and central information file ("CIF"). The Bank has an ATM processing agreement with Intercept Systems, Inc.

FACILITIES

         The Bank subleases a two-story commercial facility (approximately 12,000 square feet) located in Franklin, Tennessee from the Company, which houses the Bank's main office. The facility includes a main banking floor with 6 teller stations and 9 offices, and has an ATM (automated teller machine) and 2 drive-in windows. The second floor of the facility consists of the personnel department, the marketing department, the call center, 4 executive offices and the compliance office. The Bank also has an off-site ATM. The Company leases these facilities from Gordon E. Inman, the Chairman of the Board of the Company.

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

         The Bank's Brentwood branch is located in a 4,900 sq. foot leased building in Brentwood, Tennessee. The branch has 6 offices, 4 teller stations, 4 drive-in windows and an ATM. A new branch office is being constructed in the Brentwood area that is larger than the existing one and will replace the current Brentwood branch when opened. The new branch facility is expected to open in the second quarter of 2000.

         The Bank's Fairview branch is located in a 5,000 sq. foot building in Fairview, Tennessee. The branch includes 4 offices, 4 teller stations, 2 drive-in windows and an ATM.

         The Bank leases facilities at four separate locations in Franklin which house the Bank's financial services subsidiary, mortgage banking subsidiary, insurance subsidiary, data processing, operations and administrative functions. The Company leases these facilities from Gordon E. Inman, the Chairman of the Board of the Company.

         The Bank is leasing office suites in Bartlett and Chattanooga, Tennessee which house mortgage loan origination offices.

         The Bank has been approved to open a full service branch facility in the Cool Springs area of Franklin. In October 1998, the Company purchased a parcel of land and has begun construction of a permanent branch facility which is expected to be completed in the second quarter of 2000. The Bank has also been approved for a full service branch facility in the Fieldstone Farms area of Franklin. In July 1999, the Company purchased a parcel of land and has begun construction on the facility which is expected to open during the second quarter of 2000.

EMPLOYEES

         The Company presently employs 170 persons on a full-time basis, including 54 officers. The Company will hire additional persons as needed, including additional tellers and financial service representatives.

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

SUPERVISION AND REGULATION

         The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of federal regulatory agencies, including the Federal Reserve Board, the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC").

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

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the Company or any other bank holding company located in Tennessee is able to acquire a bank located in any other state, and a bank holding company located outside Tennessee can acquire any Tennessee-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions.

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

         On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act was signed into law. The Financial Services Modernization Act eliminates the barriers erected by the 1933 Glass-Steagall Act and amends the Bank Holding Company Act of 1956, among other statutes. Further, it allows for the affiliation of banking, securities and insurance activities in new financial services organizations.

         A dominant theme of the new legislation is functional regulation of financial services, with the primary regulator of the Company being the agency which traditionally regulates the activity in which the Company wishes to engage. For example, the Securities and Exchange Commission will regulate bank securities transactions, and the various banking regulators will oversee banking activities.

         The principal provisions of the Financial Services Modernization Act will permit the Company, if it meets the standards for a "well- managed" and "well-capitalized" institution and has at least a "satisfactory" Community Reinvestment Act performance, to engage in any activity that is "financial in nature," including security and insurance underwriting, investment banking, and merchant banking investing in commercial and industrial companies. The Company, if it satisfies the above criteria, can file a declaration of its status as a "financial holding company" ("FHC") with the Federal Reserve, and thereafter engage directly or through nonbank subsidiaries in the expanded range of activities which the Financial Services Modernization Act identifies as financial in nature. Further, the Company, if it elects FHC status, will be able to pursue additional activities which are incidental or complementary in nature to a financial activity, or which the Federal Reserve subsequently determines to be financial in nature. The Financial Services Modernization Act will also allow the Bank, with OCC approval, to control or hold an interest in a "financial subsidiary" which may engage in, among other things, the activities specified in the Financial Services Modernization Act as being financial in nature. Such a subsidiary, though, is not permitted to engage in insurance underwriting or annuity issuance, real estate development, investment activities, or merchant banking activities. Further, any financial subsidiary that the Bank created would generally be treated as an affiliate of the Bank, rather than as a subsidiary for purposes of affiliate transaction restrictions of Sections 23A and 23B of the Federal Reserve Act.

         It is expected that the Financial Services Modernization Act will facilitate further consolidation in the financial services industry on both a national and international basis, and will cause existing bank holding companies to restructure their existing activities in order to take advantage of the new powers granted and comply with their attendant requirements and conditions.

         A bank holding company which has not elected to become a FHC will generally be prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, these non-FHC bank holding companies will still be able to engage in certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

         The permissible nonbanking activities, including those listed below, are left unchanged by the Financial Services Modernization Act which does not prohibit non-FHC bank holding companies from engaging in these activities. Effective April 21, 1997, the Federal Reserve Board revised and expanded the list of permissible non-banking activities, which includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to any person, with certain limitations; leasing personal or real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to non-affiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

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

         As a national bank, the Bank is subject to the supervision of the OCC and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, the OCC has approved several applications submitted by banks in the State of Tennessee, allowing such banks to establish branch offices outside the territorial limits of the counties in which the national banks are located. Prior to such ruling, national banks were only permitted to establish branch offices within the geographical limits of the county in which their main office is situated (with the exception that (i) a bank may branch into another county by acquiring the assets and deposits of a closed state bank in such other county, and (ii) a bank may, in certain situations, establish and operate as a branch bank any branch office previously operated by an affiliate). The OCC's initial ruling on this matter was upheld in federal court, as were similar rulings in other states. The Bank is also subject to the Tennessee banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, the Bank, as a subsidiary of the Company, is subject to restrictions under federal law in dealing with the Company and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

         Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount. In addition, a national bank may grant loans and extensions of credit to any one person up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured by readily marketable collateral having a market value determined by reliable and continuously available price quotations at least equal to the amount of funds outstanding. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations and loans to or guaranteed by the federal government, and loans or extensions of credit which have the approval of the OCC and which are made to a financial institution or to any agent in charge of the business and property of the financial institution.

         Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the OCC. The Federal Reserve Board and the OCC have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The OCC's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements provide that banking organizations must have capital equivalent to at least 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category.

         For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 1999, the Company's consolidated total risk-based capital and Tier 1 ratios were 10.1% and 9.2% respectively. Both the Federal Reserve Board and the OCC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of at least 3% "Tier 1" capital to total assets (net of goodwill, certain intangible assets, and certain deferred tax assets). Tier 1 capital includes common stockholders equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries.

         Both the risk-based capital guidelines and the leverage ratio are minimum requirements. They are applicable to all banking institutions unless the applicable regulatory authority determines that different minimum capital ratios are appropriate for a particular institution based upon its circumstances. Institutions operating at or near these ratios are expected to have well-diversified risk, excellent control systems, high asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations, rated composite 1 under the CAMELS rating system for banks or the BOPEC rating system for bank holding companies. The OCC requires that all but the most highly rated banks and all banks with high levels of risk or experiencing or anticipating significant growth will maintain ratios at least 100 to 200 basis points above the stated minimums. The Federal Reserve Board requires bank holding companies without a BOPEC-1 rating to maintain a ratio of at least 4% Tier I capital to total assets; furthermore, banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the 3% and 4% minimum levels.

         The FDIC adopted a rule substantially similar to that issued by the Federal Reserve Board, establishing a minimum leverage ratio of 3% and providing that FDIC-regulated banks with anything less than a CAMELS-1 rating must maintain a ratio of at least 4%. In addition, the FDIC rule specifies that a depository institution operating with less than the applicable minimum leverage capital requirement will be deemed to be operating in an unsafe and unsound manner unless the institution is in compliance with a plan, submitted to and approved by the FDIC, to increase the ratio to an appropriate level. Finally, the FDIC requires any insured depository institution with a leverage ratio of less than 2% to enter into and be in compliance with a written agreement between it and the FDIC (or the primary regulator, with the FDIC as a party to the agreement). Such an agreement will nearly always contemplate immediate efforts to acquire the capital required to increase the ratio to an appropriate level. Institutions that fail to enter into or maintain compliance with such an agreement will be subject to enforcement action by the FDIC.

         The OCC's guidelines provide that intangible assets are generally deducted from Tier I capital in calculating a bank's risk-based capital ratio. However, certain intangible assets which meet specified criteria ("qualifying intangibles") are retained as part of Tier I capital. The OCC has modified the list of qualifying intangibles, currently including only purchased credit card relationships and mortgage and non-mortgage servicing assets, whether originated or purchased and excluding any interest-only strips receivable related thereto. Furthermore, the OCC's guidelines formerly provided that the amount of such qualifying intangibles that may be included in Tier I was limited to a maximum of 50% of total Tier I capital. The OCC has amended its guidelines to increase the limitation on such qualifying intangibles from 50% to 100% of Tier I capital, of which no more than 25% may consist of purchased credit card relationships and non-mortgage servicing assets. Furthermore, banks may now deduct from Tier I capital disallowed servicing assets on a basis that is net of any associated deferred tax liability. Deferred tax liabilities netted this way may not also be netted against deferred tax assets when determining the amount of deferred tax assets that are dependent upon future taxable income.

         In addition, the OCC has adopted rules which clarify treatment of asset sales with recourse not reported on a bank's balance sheet. Among assets affected are mortgages sold with recourse under Fannie

Mae, Freddie Mac and Farmer Mac programs. The rules clarify that even though those transactions are treated as asset sales for bank Call Report purposes, those assets will still be subject to a capital charge under the risk-based capital guidelines.

         The risk-based capital guidelines of the OCC, the Federal Reserve Board and the FDIC explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates to ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

         The OCC, the Federal Reserve Board and the FDIC recently added a provision to the risk-based capital guidelines that supplements and modifies the usual risk-based capital calculations to insure that institutions with significant exposure to market risk maintain adequate capital to support that exposure. Market risk is the potential loss to an institution resulting from changes in market prices. The modifications are intended to address two types of market risk: general market risk, which includes changes in general interest rates, equity prices, exchange rates, or commodity prices, and specific market risk, which includes particular risks faced by the individual institution, such as event and default risks. The provision defines a new category of capital, Tier 3, which includes certain types of subordinated debt. The provision automatically applies only to those institutions whose trading activity, on a worldwide consolidated basis, equals either (i) 10% or more of total assets or
(ii) $1 billion or more, although the agencies may apply the provision's requirements to any institution for which application to the new standard is deemed necessary or appropriate for safe banking practices. For institutions for which the modifications apply, Tier 2 capital may not be included in the calculation rendering the 8% credit risk ratio; the sum of Tier 2 and Tier 3 capital may not exceed 100% of Tier 1 capital; and Tier 3 capital is used in both the numerator and denominator in the normal risk-based capital ratio calculation to account for the estimated maximum amount that the value of all positions in the institution's trading account, as well as all foreign exchange and commodity positions, could decline within certain parameters set forth in a model defined by the statute. Furthermore, beginning no later than January 1, 1999, covered institutions must "backtest," comparing the actual net trading profit or loss for each of its most recent 250 days against the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measure and must then apply a statutory multiplication factor based on the number for the next quarter's capital charge for market risk.

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

         The Act also provides that banks will have to meet new safety and soundness standards. In order to comply with the Act, the Federal Reserve Board, the OCC and the FDIC have adopted regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits.

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

         In response to the directive issued under the Act, the regulators have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established under the Act. The following table reflects the capital thresholds:

                                                Total Risk-based                Tier 1 Risk-                  Tier 1
                                                    Capital                    Based Capital                 Leverage
                                                     Ratio                         Ratio                       Ratio
                                           -------------------------      ------------------------    ------------------------
Well capitalized (1)...................... less than or equal to 10%      less than or equal to 6%    less than or equal to 5%
Adequately capitalized (1)................ less than or equal to 8%       less than or equal to 4%    less than or equal to 4% (2)
Undercapitalized (4)...................... less than or equal to 8%       less than or equal to 4%    less than or equal to 4% (3)
Significantly undercapitalized (4)........ less than 6%                   less than 3%                less than 3%
Critically undercapitalized...............           --                             --                less than 2%



(1)   An institution must meet all three minimums.
(2) Greater than 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) Less than 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(5)   Ratio of tangible equity to total assets.

         As a national bank, the Bank is subject to examination and review by the OCC. This examination is typically completed on-site at least every eighteen months and is subject to off-site review as well. The Bank submits to the OCC quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

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

ITEM 2.  PROPERTIES.

MAIN OFFICE
         On January 5, 1989, the organizers of the Company entered into an agreement with Gordon E. Inman, the Chairman of the Board of the Company, to lease a two-story commercial building to house the Bank's office. Additional space in this building was leased by the Company from Mr. Inman in May 1991 and in June 1993. The two floors contain an aggregate of approximately 12,000 square feet. The building is situated on approximately one-tenth acre located at 230 Public Square, Franklin, Tennessee 37064. On May 1, 1997 the Company amended the original lease to include a 9,300 square foot building adjacent to the current facility. The building, Franklin Financial Center, is located at 216 East Main Street, Franklin, Tennessee 37064. On April 6, 1998 the Company again amended the original lease to include a 4,000 square foot building which backs up to the original property. This building, which houses the Bank's mortgage operations, is located at 110 3rd Avenue, Franklin, TN 37064. On January 5, 1989, the organizers of the Company also entered into a ground lease with Mr. Inman for the lease of approximately .05 acres located adjacent to the proposed bank office. The Company is using this parcel to accommodate the Banks drive-in teller and bank window facility. Both leases provide for a term of 20 years, with three five-year renewal options, with the lease terms commencing on May 15, 1989. The current monthly rental under these leases total $37,495. The Company is subleasing the permanent facility and the adjacent parcel to the Bank at a rate which includes reimbursement to the Company for payment of rent, taxes, insurance, repairs and maintenance of the properties.

SPRING HILL BRANCH

         In May 1991, the Bank acquired a 3,000 square foot office building in Spring Hill, Tennessee from Mr. Inman at a purchase price of $305,000. This facility houses the Bank's Spring Hill branch.

WILLIAMSON SQUARE BRANCH

         In November 1993, the Bank entered into a 15 year lease from an unrelated third party for a commercial building in the Williamson Square Shopping Center on Highway 96E in Franklin, Tennessee. This facility houses the Bank's Williamson Square branch. In January 1997, the Company purchased this property for $980,000.

BRENTWOOD BRANCH

         In July 1994, the Bank entered into a long-term lease from an unrelated third party for a commercial building in Brentwood, Tennessee. This facility housed the Bank's Brentwood branch from April 1995 until February 2000. A new 4,900 square foot branch office has been constructed in the Brentwood area that is larger than the existing one. This new branch facility opened in February 2000.

FAIRVIEW BRANCH

         In January 1997, the Bank purchased a parcel of land in Fairview, Tennessee at a purchase price of $140,000. The Bank opened a branch office in a mobile unit at this site in the second quarter of 1997. The Bank constructed a 5,000 sq. foot permanent facility at this location which opened the second quarter of 1998.

ADDITIONAL BRANCHES

         The Bank has been approved to open a full service branch in the Cool Springs area of Franklin. In October 1998, the Company purchased a parcel of land in this area for $650,000. Expenditures related to the facility are expected to be approximately $500,000, with completion expected in the second quarter of 2000. The Bank has also been approved to open a full service branch facility in the Fieldstone Farms area of Franklin. In July 1999, the Company purchased a parcel of land in this area for $740,000 with additional expenditures related to this facility expected to be approximately $700,000. The expected completion date is during the second quarter of 2000.

ADMINISTRATIVE OFFICES

         In December 1993, the Bank entered into a six and one-half year lease with Mr. Inman for office/warehouse space on Main Street in Franklin, Tennessee. This lease was amended in January 1996 to include an additional 3,000 square feet. The lease was amended in September 1998 to extend the term of the lease to fifteen and one-half years. In August 1999, the lease was further amended to include an additional 2,600 square feet. The lease, as amended, covers approximately 9,600 square feet and, provides for monthly payments to Mr. Inman of $9,100. The office/warehouse space houses "back office" functions for the Bank, including data processing, proof and transit, bookkeeping, and accounting.

         The Bank also leases a building from Mr. Inman, the Home Loan Center, which houses its mortgage origination functions. The lease provides monthly payments to Mr. Inman of approximately $4,100.

         The Bank is leasing an office building from an unrelated third party in downtown Franklin for future expansion. The monthly lease payments are approximately $2,800.

ITEM 3.  LEGAL PROCEEDINGS.

         On November 24, 1998, the Bank, along with B & G Construction, Inc. and two principals of B & G Construction, was sued by Manfred and Muriel Polk (the "Polk Plaintiffs"). The lawsuit, styled Manfred Polk and Muriel Polk v. B & G Construction, Inc., William H. Smith, George Bivens and Franklin National Bank, In the United States District Court, Middle District of Tennessee, File No. 3-98-1089 Polk, alleges, among other things, that the Bank violated the civil rights of the Plaintiffs by imposing an unacceptable condition to financing of residential real estate proposed to be purchased by the Polk Plaintiffs. The Polk Plaintiffs have demanded from the Bank and the other defendants $10 million in compensatory damages and $15 million in punitive damages.

         The Bank filed a motion for summary judgment in August 17, 1999. On March 27, 2000, the court ruled on the motion for summary judgment in favor of the Bank. Accordingly, the Bank has been dismissed from this action, effective March 27, 2000.

         On October 12, 1999, the Bank, along with William Hooper, was sued by Milton C. Prowell, the Plaintiff ("Prowell"). The lawsuit, styled Milton C. Prowell, An Individual & d/b/a: MC Prowell Landscaping v. William Hooper, individually and as Agent for Franklin National Bank and Franklin National Bank, In the Circuit Court for Maury County at Columbia, Tennessee, Civil Action # 8895 (the "Prowell Litigation") alleges, among other things, malicious prosecution. William Hooper, a Williamson County Constable and two Maury County Constables served a criminal complaint on Prowell, issued by the Williamson County Court, for hindering Franklin National Bank, a secured creditor. William Hooper and his company, All Points Auto Recovery, had previously been contracted on a fee basis as an independent contractor by Franklin National Bank to recover certain collateral on a defaulted note. Prowell has demanded from the Bank and the other defendant $1.5 million in alleged compensatory and punitive damages.

         The Company believes that the claims of the plaintiff in the Prowell Litigation are unfounded and completely without merit. The Bank denies all liability with respect to these claims and intends vigorously to defend them. The Prowell Litigation is at an early procedural stage, however, and it is not possible at this time to determine the outcome of the action or the effect of its resolution or the Company's financial condition on operating results. Management of the Company and its legal counsel handling the defense of this litigation believe that the Bank's defenses have merit; however, there can be no assurance that this litigation will not have a material adverse effect on the Company's results of operations for some period or the Company's financial condition.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter ended December 31, 1999 to a vote of security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         During the period covered by this report and to date, there has been no established public trading market for the Company's common stock. As of March 15, 2000, the approximate number of holders of record of the Company's common stock was 748.

         DIVIDENDS. In February 2000, the Company declared a $.0125 per share cash dividend payable April 5, 2000 to shareholders of record on March 24, 2000.

         The Bank is restricted in its ability to pay dividends under the national banking laws and by regulations of the OCC. Pursuant to 12 U.S.C. ss. 56, a national bank may not pay dividends from its capital. All dividends must be paid out, of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C. ss. 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its shared capital, unless there has been transferred to surplus not less than 1/10 of the Bank's net income of the preceding two consecutive half year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. ss. 60(b), the approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

         The company's credit facility restricts the payment of cash dividends if the Bank's leverage ratio is less than 7%.

         RECENT SALES OF UNREGISTERED SECURITIES.

         On May 5, 1999, a director of the Company exercised warrants to purchase 115,792 shares of common stock of the Company at a price of $0.3125 per share. On November 19, 1999, another director of the Company exercised warrants to purchase 385,952 shares of common stock of the Company at a price of $0.3125 per share.

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

ITEM 6.           SELECTED FINANCIAL DATA.


                                                           At or for the Year Ended December 31,
                                            --------------------------------------------------------------------
                                              1999           1998            1997           1996           1995
                                            --------       --------       --------       --------       --------
                                                                    (Dollars in thousands)
EARNINGS

Interest income                             $ 30,691       $ 26,438       $ 22,521       $ 16,710       $ 11,980
Interest expense                              15,185         13,142         10,896          7,731          6,024
Net interest income                           15,506         13,296         11,625          8,979          5,956
Provision for loan losses                        350            515            420            420            320
Non-interest income                            4,665          5,124          2,774          1,802          1,326
Non-interest expense                          13,006         10,251          7,841          6,359          5,277
Net income                                     4,470          4,886          3,888          2,565          1,123
Net income per share (basic)                $    .15       $    .17       $    .14       $    .09       $    .04
Net income per share (diluted)              $    .13       $    .15       $    .12       $    .08       $    .04

AVERAGE BALANCES

Assets                                      $373,901       $308,287       $251,333       $186,021       $137,070
Deposits                                     333,840        273,863        227,073        171,952        125,920
Loans, net                                   256,206        214,792        178,047        133,309         92,349
Earning assets                               350,377        288,447        235,271        173,339        126,408
Shareholders' equity                          23,250         21,271         15,970         12,159         10,002

BALANCE SHEET DATA

Assets                                      $430,400       $349,867       $274,433       $215,667       $162,361
Deposits                                     383,857        312,397        247,572        199,911        150,368
Loans, net                                   257,284        213,734        188,517        152,002        109,346
Earning assets                               403,057        326,473        256,225        201,913        148,741
Long-term obligations                          6,722          6,744            750             --             --
Shareholders' equity                          22,859         23,589         17,790         13,504         10,998
Book value per share                             .74            .77            .64            .49            .40
Dividends per share                              .04            .01             --             --             --

Shares outstanding (weighted)                 34,393         33,182         32,613         30,604         29,343

KEY RATIOS

Return on average assets                        1.20%          1.59%          1.55%          1.38%           .82%
Return on average shareholders' equity         19.23%         22.97%         24.35%         21.10%         11.23%
Shareholders' equity to total assets            5.31%          6.74%          6.48%          6.26%          6.77%



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         DETAILS REGARDING THE COMPANY'S FINANCIAL PERFORMANCE ARE PRESENTED IN THE FOLLOWING DISCUSSION, WHICH SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE HEREIN.

GENERAL

         Franklin National Bank represents virtually all the assets of Franklin Financial Corporation. The Bank, located in Franklin, Tennessee, was opened in December of 1989 and continues to experience substantial growth. The Bank has five full service branches located throughout Williamson County and expects to open two additional branches by the second quarter of 2000. In August 1996, the Bank opened an insurance subsidiary, Franklin Financial Insurance (formerly Hometown Insurance Agency). In October 1997, the Bank opened a financial services subsidiary, Franklin Financial Securities. The subsidiary offers financial planning and securities broker services through Legg Mason Financial Partners. In December 1997, the Bank began operating its mortgage division as a separate subsidiary, Franklin Financial Mortgage. Also in January 1998, the mortgage subsidiary began a wholesale mortgage operation located in an office in Bartlett, Tennessee and in August 1998, opened a retail mortgage origination office in Chattanooga, Tennessee. Franklin Financial Mortgage originates, sells and services mortgage loans.

         In April 1999, the Bank entered into a memorandum of understanding with the OCC, which obligates the Bank to take certain actions, including the following: (i) adopt a strategic plan; (ii) hire additional administrative personnel, including a full-time compliance officer and a full-time credit administrator; (iii) appoint new board committees to oversee compliance and community reinvestment act efforts; (iv) adopt and implement programs, policies, procedures, and management information systems to improve consumer compliance and loan administration; and (v) correct certain violations of the Home Mortgage Disclosure Act. Management believes that the Bank has complied with all of the requirements of the memorandum of understanding.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. The Company maintains its liquidity through the management of its assets and liabilities. Liquidity management involves meeting the funds flow requirements of customers who may withdraw funds on deposit or have need to obtain funds to meet their credit needs. Banks in general must maintain adequate cash balances to meet daily cash flow requirements as well as satisfy reserves required by applicable regulations. The cash balances held are one source of liquidity. Other sources are provided by the investment portfolio, federal funds sold, sale of loan participations, loan payments, brokered and public funds deposits and the Company's ability to borrow funds as well as issue new capital.

         Liquidity is at an adequate level with cash and due from banks of $12.7 million at December 31, 1999. Loans and securities scheduled to mature within one year exceeded $168.8 million at December 31, 1999, which should provide further liquidity. In addition, approximately $127.3 million of securities are classified as available for sale to help meet liquidity needs should they arise. The Company has lines of credit of $10.0 million with lending institutions and the Bank is approved to borrow up to $10.0 million in funds from the Federal Home Loan Bank and $33.5 million in federal funds lines to assist with capital and liquidity needs. At December 31, 1999, the Company had $7.3 million in borrowings against its line of credit and the Bank had $5.0 million in federal funds purchased outstanding. Due to the escalation of short-term interest rates, the Bank has chosen to borrow against federal funds lines instead of replacing some brokered deposits at higher costs. In February and August 1998, the Bank entered into long-term convertible Federal Home Loan Bank advances with an October 1 call option totaling $6.0 million. The Bank has $2.4 million outstanding in repurchase agreements to further develop its relationship with a customer. The Bank had approximately $48.2 million in brokered deposits at December 31, 1999 to help fund strong loan demand. The majority of these deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank's core deposit base.

         Approximately $22.1 million in loan commitments are expected to be funded within the next six months. Furthermore, the Bank has approximately $54.1 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded.

         CAPITAL EXPENDITURES. The Bank has been approved to open a full service branch in the Cool Springs area of Franklin. In October 1998, the Company purchased a parcel of land in this area for $650,000. Expenditures related to the facility are expected to be approximately $500,000, with completion expected in the first quarter of 2000. The Bank has been approved to open a replacement branch facility in Brentwood, Tennessee, which opened during the first quarter of 2000. The Brentwood facility will be leased with annual payments of $124,000 and constructed to the Bank's specifications. Accordingly, no renovation expenditures are expected. The Bank has also been approved to open a full service branch facility in the Fieldstone Farms area of Franklin. In July 1999, the Company purchased a parcel of land in this area for $740,000 with additional expenditures related to this facility expected to be approximately $700,000. The expected completion date is during the second quarter of 2000. Total capital expenditures for 2000 are expected to be approximately $1.7 million.

         Management monitors the Company's asset and liability positions in order to maintain a balance between rate sensitive assets and rate sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company's liquidity is adequate at December 31, 1999. Other than as set forth above, there are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which if they were to be implemented would have a material effect on the Company's liquidity, capital resources, or results of operations.

         CASH FLOWS. Net cash flow provided by operating activities was $18.7 million in 1999 compared to net cash flow used of $3.9 million in 1998, an increase of $22.6 million. The increase in cash flow is due to the sale of loans exceeding the loans originated for sale by $13.7 million in 1999 as compared to the loans originated for sale exceeding the sale of loans by $7.9 million in 1998. The majority of this change is due to the increased sale of loans in the mortgage banking segment. The increase in cash flow is offset slightly by a decrease in net income of $416,000, coupled with decreases in noncash items such as depreciation and other assets.

         Net cash used in investing activities was $99.2 million in 1999 compared to $64.2 million in 1998, representing a $35.0 million increase, which was largely due to the banking segment. The increase in the change in net loans of $45.5 million in 1999 compared to $37.6 million in 1998 was offset by a decrease in federal funds sold of $8.2 million in 1999, compared to an increase of $8.2 million in the prior year. The change in the net investment portfolio also increased from $16.2 million in 1998 to $59.8 million in 1999.

         Net cash provided by financing activities was $80.1 million in 1999 compared to $70.5 million in 1998, a $9.6 million or 14% increase. The increase is primarily due to an increase in deposits of $71.5 million in 1999 compared to $64.8 million in the preceding year. The increase is attributed in part, to the Company borrowing $5.6 million on its line of credit in 1999 as compared to repaying $600,000 in 1998. During the first quarter of 1997, the Bank entered into a $4.4 million repurchase agreement to further develop its relationship with a customer, of which $1.0 million matured in 1999.

         INTEREST RATE SENSITIVITY. The following is an analysis of rate sensitive assets and liabilities as of December 31, 1999:

                                          0-3 MOS.        3-12 MOS.          1-5 YRS.    5 OR MORE YRS.      TOTAL
                                         ---------        ---------        ---------     --------------     ---------
Securities ........................      $   5,391        $  15,979        $  70,998        $  39,777       $ 132,145
Loans .............................        139,893           44,008           85,447            2,074         271,422
Federal funds sold ................             --               --               --               --              --
                                         ---------        ---------        ---------        ---------       ---------
Total rate sensitive assets .......        145,284           59,987          156,445           41,851         403,567
NOW deposits ......................         36,869               --               --               --          36,869
Savings deposits ..................         72,550               --               --               --          72,550
Time deposits .....................        120,576          106,645           10,118               --         237,339
Repurchase agreements .............          1,000               --            1,421               --           2,421
Other borrowings ..................         19,052               --               --               --          19,052

Total rate sensitive
   liabilities ....................        250,047          106,645           11,539               --         368,231
                                         ============================================================================
Excess (deficiency) of rate
   sensitive assets less
   rate sensitive liabilities .....      $(104,763)       $ (46,658)       $ 144,906        $  41,851       $  35,336
                                         =========        =========        =========        =========       =========
Excess (deficiency) as a
   percentage of earning
   assets .........................          (25.9)%          (11.5)%           35.9%            10.3%            8.8%

Cumulative excess
   (deficiency) ...................      $(104,763)       $(151,421)       $  (6,515)       $  35,336       $  35,336
                                         =========        =========        =========        =========       =========
Cumulative excess
   (deficiency) as a
   percentage of earnings
   assets .........................          (25.9)%          (37.4)%           (1.5)%            8.8%            8.8%



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

         CAPITAL ADEQUACY. Stockholders' equity at December 31, 1999, was $22.9 million or 5.3 % of total assets compared to $23.6 million or 6.7% of total assets at December 31, 1998. See note 14 of the notes to consolidated financial statements. As set forth in the following table, equity capital of the Company and the Bank exceeded regulatory requirements as of December 31, 1999:


                                                Minimum
                                For Capital    For "Well       Company
                                 Adequacy     Capitalized"   Consolidated      Bank's
                                 Purposes      Category         Actual         Actual
                                   ----          -----           ----          ------
Leverage                           4.00%          5.00%           6.5%           8.1%
Tier 1 risk-based                  4.00%          6.00%           9.2%          11.4%
Total risk-based                   8.00%         10.00%          10.1%          12.3%



FINANCIAL CONDITION

         Total assets have grown $80.5 million or 23.0% since December 31, 1998 to a total of $430.4 million at December 31, 1999. The growth during 1999 has been funded by a $71.5 million increase in deposits, a $10.6 million increase in other borrowings and net income of $4.5 million. Total deposits were $383.9 million at December 31, 1999.

         The Company continues to experience excellent loan demand as demonstrated by the growth in net loans of $43.5 million or 20.4% since December 31, 1998. The allowance for loan losses increased $286,000, or 13.0%, from the level at December 31, 1998, for a total of $2.5 million or approximately .9% of total loans. The increase is primarily the result of growth in the loan portfolio and not because of a decline in asset quality. The Company has seen significant growth in construction and commercial real estate loans which carry a higher reserve factor. Management believes that the level in the allowance for loan losses is adequate at December 31, 1999. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. In addition, Professional Bank Services, an external bank consulting firm, performs an annual review of the loan portfolio to provide management an independent third-party opinion regarding the adequacy of the allowance for loan losses. At December 31, 1999, the Bank had loans that were specifically classified as impaired of approximately $298,000. The allowance for loan losses related to impaired loans was $74,000 at December 31, 1999.

         At December 31, 1999 the cost of securities classified as available-for-sale exceeded the fair value of the securities by $6.6 million. At December 31, 1998, fair value of the securities classified as available-for-sale exceeded the adjusted cost of securities by $257,000. As a result, unrealized gain (loss) net of taxes of ($4.0 million) and $159,000 for year ended December 31, 1999 and the year ended December 31, 1998, respectively, is included in "Other Comprehensive Income" in the statement of changes in stockholders' equity. The change in unrealized gain (loss) is due to economic market conditions and increase in interest rates during 1999. See notes 1 and 3 to the consolidated financial statements.

         Total securities, including mortgage-backed securities, increased $23.2 million or 68.9% during 1999 due to overall Bank growth. Property and equipment increased $1.0 million during 1999 primarily due to the purchase of land for the branch facility in Fieldstone Farms. Accrued interest receivable increased $688,000 during 1999 due to increases in the Bank's loan and securities portfolios. Stockholders' equity decreased $1.1 million or 4.8% from December 31, 1998 to December 31, 1999. The $4.5 million increase in stockholders' equity from earnings was partially offset by $1.3 million in dividends declared and a $4.1 million decrease in other comprehensive income.

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED WITH FISCAL 1998

         The Company had net income of $4.5 million in 1999 compared to $4.9 million in 1998. The Company had income before taxes of $6.8 million in 1999, representing a 11.0% decrease from the $7.7 million recorded in 1998.

         Total interest income increased $4.3 million, or 16.1%, in 1999 as compared to 1998, while total interest expense increased $2.0 million or 15.5% in 1999 as compared to 1998. The increase in total interest income is attributable to an increase in average earning assets of $61.9 million, or 21.5%, in 1999, partially offset by a decrease in yield. The increase in total interest is primarily due to the banking segment. Average interest bearing liabilities increased $61.4 million or 23.9% in 1999. A slightly lower interest rate environment in 1999 as compared to 1998, strong rate competition, and fourth quarter 1999 deposit interest rate increase due to year 2000 issues, resulted in a decrease in net yield from 4.61% in 1998 to 4.43% in 1999.

         The provision for loan losses was $350,000 in 1999 as compared to $515,000 in 1998. Provisions for loan losses have been necessary due to growth in the Bank's loan portfolio. Net charge-offs were $64,000 or .02% of average loans outstanding in 1999, as compared to $149,000, or .07%, of average loans outstanding in 1998.

         Total other income of $4.7 million in 1999 decreased $459,000, or 9.0%, from 1998. The decrease was largely attributed to a decrease of $285,000, or 12.8% in loan origination fees related to the mortgage banking segment and a decrease in security call option fees of $379,000 or 93.6% at the Bank. These decreases were partially offset by an increase of $324,000 in service charges at the Bank. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," in 1998, which superseded SFAS No. 122 "Accounting for Mortgage Servicing Rights." Mortgage servicing income contributed $629,000 and $1.1 million in 1999 and 1998, respectively, to the mortgage banking segment. Other service charges, commissions and fees decreased $419,000, or 45.2%, primarily due to security call option fees offset by income from the Bank's insurance subsidiary of $236,000 in 1999 as compared to $131,000 in 1998. Income from the Bank's securities subsidiary increased $119,000, or 43.5%, to $392,000 in 1999 as compared to $273,000 in 1998.

         Total other expenses increased $2.8 million, or 26.9%, during 1999 as compared to 1998. Salaries and employee benefits increased $1.1 million, or 18.7%, primarily due to additional personnel in the banking segment. The Bank had 170 full time equivalent employees at December 31, 1999 as compared to 156 a year earlier. Salaries and employee benefits for the mortgage banking segment was $1.4 million in 1999 as compared to $1.1 million in 1998. The increase is primarily due to an increase in support staff to handle servicing and secondary marketing issues. Included in salaries and employee benefits are commissions related to the mortgage banking segment of $300,000 in 1999 compared to $412,000 in 1998. Occupancy expense and furniture and equipment expense increased $130,000, or 11.4%, and $143,000, or 17.7%, respectively, from 1998 to 1999 primarily due to new facility and overall Bank growth. Mortgage banking segment expenses increased $453,000 or 101% in 1999 as compared to 1998. The increase is primarily due to an increase in mortgage servicing rights amortization and correspondent loan pricing fees on wholesale loans originated. Gain (loss) on the sale of mortgage loans is a realized loss of $447,000 in 1999 compared to a gain of $103,000 in 1998. The primary reason for the loss is interest rate fluctuations. Other expenses have increased as a result of the overall growth of the Bank.

FISCAL 1998 COMPARED WITH FISCAL 1997

         The Company had net income of $4.9 million in 1998 compared to $3.9 million in 1997. The Company had income before taxes of $7.7 million in 1998, representing a 25% increase over the $6.1 million recorded in 1997.

         Total interest income increased $3.9 million, or 17%, in 1998 as compared to 1997, while total interest expense increased $2.2 million or 21% in 1998 as compared to 1997. The increase in total interest income is attributable to an increase in average earning assets of $53.2 million, or 22%, in 1998, partially offset by a decrease in yield. Average interest bearing liabilities increased $46.6 million or 22% in 1998. A slightly lower interest rate environment in 1998 as compared to 1997 and strong rate competition resulted in a decrease in net yield from 4.94% in 1997 to 4.61% in 1998.

         The provision for loan losses was $515,000 in 1998 as compared to $420,000 in 1997. Provisions for loan losses have been necessary due to growth in the Bank's loan portfolio. Net charge-offs were $149,000 or less than .07% of average loans outstanding in 1998, as compared to $64,000, or .04%, of average loans outstanding in 1997.

         Total other income of $5.2 million in 1998 increased $2.5 million, or 88%, from 1997. The increase was attributed to an increase of $295,000, or 27%, in service charges on deposit accounts directly related to the increase in deposit accounts and an increase of $1.1 million, or 97%, in the mortgage banking segment. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," in 1997, which superseded SFAS No. 122 "Accounting for Mortgage Servicing Rights." Mortgage servicing income contributed $1.1 million and $239,000 in 1998 and 1997, respectively, to the mortgage banking segment. Other service charges, commissions and fees increased $879,000, or 207%, primarily due to security call option fees of $405,000 in 1998 as compared to $147,000 in 1997, income from the Bank's insurance subsidiary of $131,000 in 1998 as compared to $53,000 in 1997 and income from the Bank's securities subsidiary of $273,000 in 1998 as compared to $12,000 in 1997.

         Total other expenses increased $2.5 million, or 32%, during 1998 as compared to 1997. Salaries and employee benefits increased $1.4 million or 31% primarily due to additional personnel. The Bank had 156 full time equivalent employees at December 31, 1998 as compared to 134 a year earlier. Salaries and employee benefits for the mortgage banking segment was $1.1 million in 1998 as compared to $697,000 in 1997. The increase is primarily due to an increase in origination staff and support staff for the wholesale loan originations. Included in salaries and employee benefits are commissions related to the mortgage banking department of $412,000 in 1998 compared to $281,000 in 1997. Occupancy expense and furniture and equipment expense increased $248,000, or 27%, and 131,000, or 19%, respectively, from 1997 to 1998 primarily due to the new Fairview branch and Franklin Financial Insurance Center facilities. Mortgage banking segment expenses increased $374,000 in 1998 as compared to 1997. The increase is primarily due to an increase in mortgage servicing rights amortization and correspondent loan pricing fees on wholesale loans originated. Other expenses have increased as a result of the overall growth of the Bank.

ACCOUNTING PRONOUNCEMENTS

         In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and will be effective for the Company in fiscal year 2000. Management has not yet assessed the impact the adoption of this Standard will have on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-bearing liabilities subject to repricing over a specified period and the amount of change in individual interest rates. The liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable net interest income levels. An increasing interest rate environment negatively impacts earnings as the Company's rate-sensitive liabilities generally reprice faster than its rate-sensitive assets. Conversely, in a decreasing interest rate environment, earnings are positively impacted. This potential asset/liability mismatch in pricing is referred to as "gap" and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of
1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one-year time horizon of between .7 and 1.3. At December 31, 1999, the Company had a gap ratio of .6 for the one-year period ending December 31, 2000. Thus, over the next twelve months, slightly more rate-sensitive liabilities will reprice than rate-sensitive assets.

         A 200 basis point decrease in interest rates spread evenly during 2000 is estimated to cause an increase in net interest income of $544,000 as compared to net interest income if interest rates were unchanged during 2000. In comparison, a 200 basis point increase in interest rates spread evenly during 2000 is estimated to cause a decrease in net interest income of $544,000 as compared to net interest income if rates were unchanged during 2000. This level of variation is within the Company's acceptable limits. This simulation analysis assumed that savings and checking interest rates had a low correlation to changes in market rates of interest and that certain asset prepayments changed as refinancing incentives evolved. Further, in the event of a change of such magnitude in interest rates, the Company's asset and liability management committee would likely take actions to further mitigate its exposure to the change. However, given the uncertainty of specific conditions and corresponding actions which would be required, the analysis assumed no change in the Company's asset/liability composition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are filed with this report:

Independent Auditor's Report-Deloitte & Touche LLP
Consolidated Balance Sheets - December 31, 1999 and 1998
Consolidated Statements of Income - Years ended December 31, 1999, 1998 and 1997 Consolidated Statements of Changes in Stockholders' Equity - Years ended
   December 31, 1999, 1998 and 1997
Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997
Notes to Consolidated Financial Statements

FRANKLIN FINANCIAL
CORPORATION AND
SUBSIDIARY

Consolidated Financial Statements for each of the Three Years in the Period Ended December 31, 1999 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


Board of Directors
Franklin Financial Corporation and Subsidiary

We have audited the consolidated balance sheets of Franklin Financial Corporation and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Franklin Financial Corporation and Subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




/s/ DELOITTE & TOUCHE LLP


Nashville, Tennessee
March 6, 2000

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                              1999                    1998

Cash and cash equivalents (Notes 1 and 2)                                                     $  12,700,739           $  13,089,168
Federal funds sold                                                                                       --               8,229,000
Investment securities available-for-sale, at fair value (Notes 1 and 3)                          57,823,391              40,134,912
Mortgage-backed securities available-for-sale, at fair value (Notes 1 and 3)                     69,526,329              32,405,889
Investment securities held-to-maturity, fair value $2,813,070
  in 1999 and $4,395,168 in 1998 (Notes 1 and 3)                                                  2,808,453               4,170,665
Mortgage-backed securities held-to-maturity, fair value
$377,507 in 1999 and $602,166 in 1998 (Notes 1 and 3)                                               380,146                 591,450
Federal Home Loan and Federal Reserve Bank stock                                                  1,608,000               1,370,500
Loans held for sale (Notes 1 and 4)                                                              11,147,305              23,642,590

Loans (Notes 1 and 4)                                                                           259,763,411             215,927,533
Allowance for loan losses (Notes 1 and 5)                                                        (2,479,619)             (2,193,614)
                                                                                              -------------           -------------
            Net loans                                                                           257,283,792             213,733,919

Premises and equipment, net  (Notes 1 and 8)                                                      8,563,746               7,532,362
Accrued interest receivable                                                                       2,814,174               2,126,364
Mortgage servicing rights, net (Notes 1 and 6)                                                    1,584,578               1,256,593
Other assets (Notes 7 and 12)                                                                     4,159,290               1,584,032
                                                                                              -------------           -------------
TOTAL                                                                                         $ 430,399,943           $ 349,867,444
                                                                                              =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing                                                                         $  37,098,767           $  33,317,410
  Interest-bearing                                                                              346,758,272             279,079,559
                                                                                              -------------           -------------
            Total deposits (Note 9)                                                             383,857,039             312,396,969
Repurchase agreements (Note 1)                                                                    2,420,936               3,420,936
Other borrowings (Note 10)                                                                       19,051,613               8,423,840
Accrued interest payable                                                                          1,321,829               1,086,859
Other liabilities                                                                                   889,168                 950,064
                                                                                              -------------           -------------
            Total liabilities                                                                   407,540,585             326,278,668
COMMITMENTS AND CONTINGENCIES (Notes 7 and 11)
STOCKHOLDERS' EQUITY:
  Common stock, no par value - authorized, 500,000,000 shares; issued 31,052,683 and
    30,470,803 shares at December 31, 1999 and 1998, respectively                                11,344,844              11,091,517
  Retained earnings                                                                              15,502,311              12,338,051
  Accumulated other comprehensive (loss) income, net of tax                                      (3,987,797)                159,208
                                                                                              -------------           -------------
            Total stockholders' equity (Note 14)                                                 22,859,358              23,588,776
                                                                                              -------------           -------------

TOTAL                                                                                         $ 430,399,943           $ 349,867,444
                                                                                              =============           =============

See notes to consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------------------------------------------------
                                                                       1999                  1998                  1997

INTEREST INCOME:
  Interest and fees on loans                                       $25,184,997          $ 22,140,914           $18,871,966
  Taxable securities                                                 4,612,768             3,655,304             3,193,657
  Tax-exempt securities                                                698,134               445,284               294,770
  Federal funds sold                                                   195,290               196,169               160,896
                                                                   -----------          ------------           -----------
            Total interest income                                   30,691,189            26,437,671            22,521,289

INTEREST EXPENSE:
  Certificates of deposit over $100,000                              5,601,123             5,268,052             4,442,619
  Other deposits                                                     8,722,758             7,134,683             5,962,588
  Federal Home Loan Bank advances                                      334,507               197,019                25,680
  Other borrowed funds                                                 526,791               541,916               465,249
                                                                   -----------          ------------           -----------
            Total interest expense                                  15,185,179            13,141,670            10,896,136
                                                                   -----------          ------------           -----------

NET INTEREST INCOME                                                 15,506,010            13,296,001            11,625,153
PROVISION FOR LOAN LOSSES (Note 5)                                     350,498               515,000               420,000
                                                                   -----------          ------------           -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 15,155,512            12,781,001            11,205,153

OTHER INCOME:
  Service charges on deposit accounts                                1,715,541             1,391,672             1,096,323
  Mortgage banking activities                                        1,945,402             2,229,942             1,132,835
  Gain on sale of investment securities                                103,650               301,840               121,089
  Other service charges, commissions and fees                          507,972               927,242               412,089
  Commissions on sale of annuities and brokerage activity              392,140               273,301                11,965
                                                                   -----------          ------------           -----------
            Total other income                                       4,664,705             5,123,997             2,774,301

OTHER EXPENSES:
  Salaries and employee benefits (Note 15)                           6,842,369             5,766,239             4,401,976
  Occupancy (Note 11)                                                1,279,074             1,148,688               901,174
  Mortgage banking                                                   1,060,295               450,195                76,584
  Furniture and equipment                                              947,828               805,067               673,752
  Communications and supplies                                          491,675               434,189               343,093
  Advertising and marketing                                            276,246               282,028               282,562
  FDIC and regulatory assessments                                      133,729               105,828                90,167
  Loss (gain) on sale of mortgage loans                                447,077              (102,971)                   --
  Other                                                              1,527,908             1,362,236             1,071,611
                                                                   -----------          ------------           -----------
            Total other expenses                                    13,006,201            10,251,499             7,840,919
                                                                   -----------          ------------           -----------
INCOME BEFORE INCOME TAXES                                           6,814,016             7,653,499             6,138,535
INCOME TAXES (Note 12)                                               2,343,569             2,767,001             2,250,064
                                                                   -----------          ------------           -----------
NET INCOME                                                         $ 4,470,447          $  4,886,498           $ 3,888,471
                                                                   ===========          ============           ===========
NET INCOME PER SHARE:
  Basic                                                            $      0.15          $       0.17           $      0.14
                                                                   ===========          ============           ===========
  Diluted                                                          $      0.13          $       0.15           $      0.12
                                                                   ===========          ============           ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                             30,628,640            28,401,805            27,850,072
                                                                   ===========          ============           ===========
  Diluted                                                           34,392,719            33,181,868            32,612,828
                                                                   ===========          ============           ===========

See notes to consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
----------------------------------------------------------------------------------------------------------------------------------

                                                                               Common Stock           Additional      Compre-
                                                                         -------------------------     Paid-in        hensive
                                                                          Shares         Amount        Capital        Income

BALANCE, DECEMBER 31, 1996                                               1,732,547    $  4,331,368   $ 5,253,987
Comprehensive income:
  Net income                                                                                                       $  3,888,471
  Other comprehensive income, net of tax:
    Unrealized holding gains on securities arising during the year
      (net of tax of $88,652)                                                                                           252,316
    Less:  Reclassification adjustment for gains included
      in net income (net of tax of $31,483)                                                                             (89,606)
                                                                                                                   ------------
  Other comprehensive income                                                                                            162,710
                                                                                                                   ------------
Comprehensive income                                                                                               $  4,051,181
                                                                                                                   ============
Change in par value of common stock from $2.50 to no par                        --       5,253,987    (5,253,987)
Two-for-one stock split                                                  1,732,547
Issuance of common stock                                                    30,087         234,276
Subsequent two-for-one stock split                                       3,495,181
                                                                        ----------    ------------   -----------
BALANCE, DECEMBER 31, 1997                                               6,990,362       9,819,631            --

  Net income                                                                                                       $  4,886,498
  Other comprehensive income, net of tax:
    Unrealized holding gains on securities arising during the year
      (net of tax of $59,305)                                                                                           168,790
    Less:  Reclassification adjustment for gains included
      in net income (net of tax of $78,241)                                                                            (223,362)
                                                                                                                   ------------
  Other comprehensive loss                                                                                              (54,572)
                                                                                                                   ------------
Comprehensive income                                                                                               $  4,831,926
                                                                                                                   ============
Four-for-one stock split                                                20,971,086
Issuance of common stock                                                 2,509,355       1,144,150
Tax benefit of stock options exercised                                                     127,736
Cash dividend declared; $0.01 per share
                                                                        ----------    ------------   -----------
BALANCE, DECEMBER 31, 1998                                              30,470,803      11,091,517            --
Comprehensive income:
  Net income                                                                                                          4,470,447
  Other comprehensive income, net of tax:
    Unrealized holding losses on securities arising during the
        year (net of tax of $2,791,350)                                                                              (4,215,414)
    Less:  Reclassification adjustment for gains included
      in net income (net of tax of $35,241)                                                                             (68,409)
Other comprehensive loss                                                                                             (4,147,005)
                                                                                                                   ------------
Comprehensive income                                                                                               $    323,442
                                                                                                                   ============
Exercise of stock options and warrants                                     581,880         236,988
Tax benefit of stock options exercised                                                      16,339
Cash dividend declared; $0.01 per share
Cash dividend declared; $0.0125 per share                                       --              --            --
                                                                        ----------    ------------   -----------
BALANCE, DECEMBER 31, 1999                                              31,052,683    $ 11,344,844   $        --
                                                                        ==========    ============   ===========




--------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                                                                        Other Compre-
                                                                           Retained         hensive
                                                                           Earnings      Income (Loss)       Total

BALANCE, DECEMBER 31, 1996                                              $  3,867,790    $     51,070     $13,504,215
Comprehensive income:
  Net income                                                               3,888,471                       3,888,471
  Other comprehensive income, net of tax:
    Unrealized holding gains on securities arising during the year
      (net of tax of $88,652)
    Less:  Reclassification adjustment for gains included
      in net income (net of tax of $31,483)

  Other comprehensive income                                                                 162,710         162,710

Comprehensive income

Change in par value of common stock from $2.50 to no par                                                          --
Two-for-one stock split
Issuance of common stock                                                                                     234,276
Subsequent two-for-one stock split
                                                                        ------------    ------------     -----------
BALANCE, DECEMBER 31, 1997                                                 7,756,261         213,780      17,789,672
Comprehensive income:
  Net income                                                               4,886,498                       4,886,498
  Other comprehensive income, net of tax:
    Unrealized holding gains on securities arising during the year
      (net of tax of $59,305)
    Less:  Reclassification adjustment for gains included
      in net income (net of tax of $78,478)

  Other comprehensive loss                                                                   (54,572)        (54,572)

Comprehensive income

Four-for-one stock split
Issuance of common stock                                                                                   1,144,150
Tax benefit of stock options exercised                                                                       127,736
Cash dividend declared; $0.01 per share                                     (304,708)                       (304,708)
                                                                        ------------    ------------     -----------
BALANCE, DECEMBER 31, 1998                                                12,338,051         159,208      23,588,776
Comprehensive income:
  Net income                                                               4,470,447                       4,470,447
  Other comprehensive income, net of tax:
    Unrealized holding losses on securities arising during the year (net of tax of $2,791,350)
   Less:  Reclassification adjustment for gains included
      in net income (net of tax of $35,241)

Other comprehensive income                                                               (4,147,005)     (4,147,005)

Comprehensive income

Exercise of stock options and warrants                                                                       236,988
Tax benefit of stock options exercised                                                                        16,339
Cash dividend declared; $0.01 per share                                     (917,899)                       (917,899)
Cash dividend declared; $0.0125 per share                                   (388,288)             --        (388,288)
                                                                        ------------    ------------     -----------
BALANCE, DECEMBER 31, 1999                                              $ 15,502,311    $ (3,987,797)    $22,859,358
                                                                        ============    ============     ===========



See notes to consolidated financial statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-----------------------------------------------------------------------------------------------------------------------------------

                                                                             1999                   1998                    1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $   4,470,447          $   4,886,498           $   3,888,471
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation, amortization and accretion                               934,473              1,023,785                 679,716
      Provision for loan losses                                              350,498                515,000                 420,000
      Deferred income taxes                                                   30,331                309,895                 (36,181)
      Loans originated for sale                                          (79,450,194)           (96,949,473)            (39,056,678)
      Proceeds from sale of loans                                         93,132,239             89,010,999              46,632,305
      Gain on sale of investment securities                                 (103,650)              (301,840)               (121,089)
      Loss (gain) on sale of loans                                           447,077               (141,109)                (92,202)
      Gain on sale of fixed assets                                                --                   (445)                   (234)
      Increase in accrued interest receivable                               (687,810)              (236,738)               (340,762)
      Increase in accrued interest payable                                   234,970                 30,001                 321,917
      Increase (decrease) in other liabilities                                47,056               (111,764)                 96,695
      Increase in other assets                                              (704,520)            (1,949,604)               (553,422)
                                                                       -------------          -------------           -------------
            Net cash provided by (used in) operating activities           18,700,917             (3,914,795)             11,838,536

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in federal funds sold                                8,229,000             (8,229,000)                233,000
  Proceeds from sales of securities available-for-sale                    10,529,143             80,045,418              34,646,948
  Proceeds from maturities of securities available-for-sale               13,744,394             16,342,143               8,875,201
  Proceeds from maturities of securities held-to-maturity                  1,570,736              1,185,289                 859,409
  Purchases of securities held-to-maturity                                        --                     --              (1,638,384)
  Purchases of securities available-for-sale                             (85,635,662)          (113,774,407)            (60,138,871)
  Purchases of Federal Home Loan and Federal Reserve Bank stock             (237,500)              (241,400)               (191,400)
  Net increase in loans                                                  (45,534,208)           (37,558,317)            (44,174,735)
  Purchases of premises and equipment, net                                (1,873,812)            (1,953,685)             (2,180,409)
                                                                       -------------          -------------           -------------
            Net cash used in investing activities                        (99,207,909)           (64,183,959)            (63,709,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits                                                    71,460,070             64,825,260              47,660,883
  (Decrease) increase in repurchase agreements                            (1,000,000)            (1,000,000)              4,420,936
  Increase in other borrowings                                            10,627,773              5,394,299               1,979,541
  Dividends paid                                                          (1,222,607)                    --                      --
  Net proceeds from issuance of common stock                                 236,988              1,144,150                 234,276
  Tax benefit of stock options exercised                                      16,339                127,736                      --
                                                                       -------------          -------------           -------------
            Net cash provided by financing activities                     80,118,563             70,491,445              54,295,636
                                                                       -------------          -------------           -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (388,429)             2,392,691               2,424,931
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              13,089,168             10,696,477               8,271,546
                                                                       -------------          -------------           -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                 $  12,700,739          $  13,089,168           $  10,696,477
                                                                       =============          =============           =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for income taxes                           $   1,844,453          $   2,986,285           $   2,311,486
                                                                       =============          =============           =============
  Cash paid during the year for interest                               $  14,950,209          $  13,111,669           $  10,574,219
                                                                       =============          =============           =============

See notes to consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1999


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accounting policies of Franklin Financial Corporation and Subsidiary (the "Company") conform to generally accepted accounting principles and to general practices within the banking industry. The Company was incorporated on December 27, 1988 for the purpose of becoming a bank holding company. The Company's subsidiary bank opened for business on December 1, 1989.

      CONSOLIDATED SUBSIDIARY - The consolidated financial statements include the accounts of the Company's wholly-owned subsidiary, Franklin National Bank, Franklin, Tennessee (the "Bank") and its subsidiaries, Hometown Loan Company, Franklin Financial Insurance, Franklin Financial Mortgage and Franklin Financial Securities. Material intercompany transactions and balances have been eliminated.

      OPERATING SEGMENTS - The Company manages its business in two primary operating segments, the Bank and Franklin Financial Mortgage ("FFM").

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

      LOANS - Loans are stated at the principal amount outstanding. Deferred loan fees and the allowance for loan losses are recorded as reductions of loans. Loan origination and commitment fees in excess of certain related costs are deferred and amortized as an adjustment of the related loan's yield over the contractual life of the loan. Interest income on loans is computed based on the outstanding loan balance.

      Loans are generally placed on nonaccrual status when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

      The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. A loan is considered impaired when management has determined it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

      FINANCIAL INSTRUMENTS - All derivative financial instruments held or issued by the Company are for purposes other than trading. Such instruments are entered into by the Company as hedges against exposure to interest rate risk. Such instruments are recorded at market value while the contracts are open with fees received recognized into income in the period the contract closes. The maximum term of such contracts used by the Company is 30 days.

      MORTGAGE BANKING ACTIVITIES - The Company originates and sells residential mortgage loans. Generally, such loans are sold at origination. Any loans held for sale are carried at the lower of cost or market value in the aggregate with respect to the entire portfolio.

      Servicing assets on loans sold are measured by allocating the previous carrying amount between the assets sold and the retained interests based on their relative fair values at the date of transfer. The Company's mortgage servicing rights are related to in-house origination serviced for others. The initial amount recorded as mortgage servicing rights is essentially the difference between the amount that can be realized when loans are sold, servicing released, as compared to loans sold, servicing retained.

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

      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE - Securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at the amounts at which the securities will subsequently be repurchased. It is the Company's policy to maintain collateral with a market value equal to or in excess of the principal amount borrowed under repurchase agreements. The Company monitors the market value of the underlying securities which collateralize the related liability on repurchase agreements, including accrued interest, and provides additional collateral when deemed appropriate.

      EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the year plus additional potentially dilutive common shares calculated for stock options and warrants using the treasury stock method.

      COMPREHENSIVE INCOME - Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that is not recognized in the calculation of net income, such as unrealized gains and losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

      RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued. In June 1999, SFAS No. 133 was amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 delays the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective January 1, 2001. Management has not yet assessed the impact the adoption of this Standard will have on the Company's financial statements.

      Certain reclassifications have been made to the 1997 and 1998 amounts to conform to the 1999 presentation.

2.    RESTRICTED CASH BALANCES

      The Bank is required to maintain reserves, in the form of cash and deposits, with the Federal Reserve Bank against its deposit liabilities. Aggregate reserves of approximately $3,024,000 and $1,893,000 were maintained to satisfy federal regulatory requirements at December 31, 1999 and 1998, respectively.

3.    INVESTMENT AND MORTGAGE-BACKED SECURITIES

      The following tables reflect the amortized cost and estimated fair values of debt, equity and mortgage-backed securities held at December 31, 1999 and 1998. In addition, gross unrealized gains and losses are disclosed as of December 31, 1999 and 1998.


                                                                        1999
                                    -----------------------------------------------------------------------------
                                                              GROSS              GROSS
                                      AMORTIZED            UNREALIZED          UNREALIZED               FAIR
AVAILABLE-FOR-SALE                      COST                  GAINS              LOSSES                 VALUE


U.S. Treasury obligations           $ 24,571,107          $         --        $ (1,689,474)         $ 22,881,633
Obligations of U.S.
  government agencies                 21,966,656                 4,483          (1,364,628)           20,606,511
Obligations of state and
  political subdivisions              15,519,401                   427          (1,371,114)           14,148,714
Corporate                                289,317                    --            (102,784)              186,533
                                    ------------          ------------        ------------          ------------
Investment securities                 62,346,481                 4,910          (4,528,000)           57,823,391

Mortgage-backed securities            71,649,569                   920          (2,124,160)           69,526,329
                                    ------------          ------------        ------------          ------------
Total available-for-sale            $133,996,050          $      5,830        $ (6,652,160)         $127,349,720
                                    ============          ============        ============          ============


                                                                     1999
                                    ----------------------------------------------------------------------
                                                           GROSS               GROSS
                                     AMORTIZED          UNREALIZED           UNREALIZED            FAIR
HELD-TO-MATURITY                       COST                GAINS               LOSSES             VALUE

U.S. Treasury obligations           $       --          $       --           $       --         $       --
Obligations of U.S.
  government agencies                       --                  --                   --                 --
Obligations of state and
  political subdivisions             2,808,453              22,416              (17,799)         2,813,070
Corporate                                   --                  --                   --                 --
                                    ----------          ----------           ----------         ----------
Investment securities                2,808,453              22,416              (17,799)         2,813,070

Mortgage-backed securities             380,146                 172               (2,811)           377,507
                                    ----------          ----------           ----------         ----------

Total held-to-maturity              $3,188,599          $   22,588           $  (20,610)        $3,190,577
                                    ==========          ==========           ==========         ==========



                                                                     1998
                                    -----------------------------------------------------------------------
                                                           GROSS                GROSS
                                     AMORTIZED          UNREALIZED           UNREALIZED            FAIR
AVAILABLE-FOR-SALE                     COST                GAINS                LOSSES             VALUE

U.S. Treasury obligations           $16,001,994         $     3,878          $  (325,045)       $15,680,827
Obligations of U.S.
  government agencies                10,201,424              20,765              (21,752)        10,200,437
Obligations of state and
  political subdivisions             13,679,961             583,172               (9,485)        14,253,648
                                    -----------         -----------          -----------        -----------
Investment securities                39,883,379             607,815             (356,282)        40,134,912

Mortgage-backed securities           32,400,638              63,537              (58,286)        32,405,889
                                    -----------         -----------          -----------        -----------

Total available-for-sale            $72,284,017         $   671,352          $  (414,568)       $72,540,801
                                    ===========         ===========          ===========        ===========



                                                                      1998
                                    -----------------------------------------------------------------------
                                                           GROSS                GROSS
                                     AMORTIZED          UNREALIZED           UNREALIZED            FAIR
HELD-TO-MATURITY                        COST               GAINS                LOSSES             VALUE

U.S. Treasury obligations           $   502,152         $     2,179          $        --        $   504,331
Obligations of U.S.
  government agencies                   851,178               2,969                   --            854,147
Obligations of state and
  political subdivisions              2,817,335             219,355                   --          3,036,690
                                    -----------         -----------          -----------        -----------
Investment securities                 4,170,665             224,503                   --          4,395,168

Mortgage-backed securities              591,450              10,885                 (169)           602,166
                                    -----------         -----------          -----------        -----------

Total held-to-maturity              $ 4,762,115         $   235,388          $      (169)       $ 4,997,334
                                    ===========         ===========          ===========        ===========


      Gross gains of $105,444, $319,254, and $148,280 and gross losses of $1,794, $17,414, and $27,191 were realized on sales of securities available for sale in 1999, 1998 and 1997, respectively.

      The amortized cost and fair value of debt securities at December 31, 1999, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.



                                             AVAILABLE-FOR-SALE                         HELD-TO-MATURITY
                                    ----------------------------------          ----------------------------------

                                      AMORTIZED                                  AMORTIZED
                                        COST               FAIR VALUE               COST               FAIR VALUE

Due in one year or less             $  5,255,523          $  5,227,073          $     75,000          $     75,036
Due after 1-5 years                   16,871,629            16,206,293               370,134               381,061
Due after 5-10 years                  11,907,810            10,761,399             2,086,544             2,087,038
Due after ten years                   28,311,519            25,628,626               276,775               269,935
                                    ------------          ------------          ------------          ------------
                                      62,346,481            57,823,391             2,808,453             2,813,070
Mortgage-backed securities            71,649,569            69,526,329               380,146               377,507
                                    ------------          ------------          ------------          ------------
                                    $133,996,050          $127,349,720          $  3,188,599          $  3,190,577
                                    ============          ============          ============          ============


      Fair value of securities is established by an independent pricing service as of the approximate dates indicated. Securities carried at $106,120,106 and $51,859,206 at December 31, 1999 and 1998, respectively, were pledged to secure deposits and for other purposes.

      At December 31, 1999 and 1998, the Company did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.

4.    LOANS

      Loans at December 31, 1999 and 1998 are summarized as follows:


                                                     1999                    1998

Commercial, financial and agricultural          $  82,287,934           $  60,417,742
Real estate - construction                         38,982,437              29,334,725
Real estate - mortgage                            130,482,480             132,326,776
Consumer                                           19,670,090              18,006,502
                                                -------------           -------------
                                                  271,422,941             240,085,745
Deferred loan fees                                   (512,225)               (515,622)
Allowance for possible loan losses                 (2,479,619)             (2,193,614)
                                                -------------           -------------

Total loans                                     $ 268,431,097           $ 237,376,509
                                                =============           =============



      Direct and indirect loans to officers and directors during 1999 and 1998 are as follows:



                                           1999                  1998

Balance at beginning of year          $ 2,122,107           $ 1,621,265
  New loan disbursements                1,630,370             1,885,494
  Repayments                             (899,389)           (1,384,652)
                                      -----------           -----------

Balance at end of year                $ 2,853,088           $ 2,122,107
                                      ===========           ===========

      In addition, there were approximately $343,000 and $240,000 of undisbursed loan commitments to such parties at December 31, 1999 and 1998, respectively.

      During 1998, the Company began capitalization of servicing rights on certain commercial loans originated and sold with servicing retained. The total amount capitalized for these servicing rights was $215,145 and $186,820 in 1999 and 1998, respectively. Amortization of the servicing rights amounted to $38,677 and $11,748 during 1999 and 1998, respectively.

5.    ALLOWANCE FOR LOAN LOSSES

      Transactions in the allowance for loan losses were as follows:



                                                                 1999                  1998                  1997

         Balance at beginning of year                        $ 2,193,614           $ 1,827,956           $ 1,471,904
         Provisions charged to operating expense                 350,498               515,000               420,000
         Loans charged off                                       (91,694)             (158,983)              (76,419)
         Recoveries on previously charged off loans               27,201                 9,641                12,471
                                                             -----------           -----------           -----------

         Balance at end of year                              $ 2,479,619           $ 2,193,614           $ 1,827,956
                                                             ===========           ===========           ===========

      At December 31, 1999 and 1998, the Bank had loans that were specifically classified as impaired in the amount of approximately $298,000 and $131,000, respectively. The allowance for loan losses related to these impaired loans was approximately $74,000 and $33,000 at December 31, 1999 and 1998, respectively. The average carrying value of impaired loans was approximately $367,000, $303,000 and $72,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Interest income of approximately $29,000, $13,000 and $12,000 was recognized on these impaired loans during the year ended December 31, 1999, 1998 and 1997, respectively.

6.    MORTGAGE BANKING

      The unpaid principal balances of mortgage loans serviced for others was approximately $124,112,688 and $76,866,500 at December 31, 1999 and 1998,
      respectively.

      Custodial balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $2,089,000 and $2,726,500 at December 31, 1999 and 1998, respectively.

      Mortgage servicing rights, net of amortization, totaled $1,584,578 and $1,256,593 in 1999 and 1998, respectively. Amortization of servicing rights amount to $296,846, $158,034, and $69,224 during 1999, 1998 and
      1997, respectively.

      For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of loan type and loan term. The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

7.    OTHER FINANCIAL INSTRUMENTS, COMMITMENTS AND CONTINGENCIES

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


                                                                                                  CONTRACT OR
                                                                                                NOTIONAL AMOUNT
         Financial instruments whose contract amounts represent credit risk:
           Commitments to extend credit                                                           $ 66,540,337
           Credit card commitments                                                                     456,551
           Standby letters of credit                                                                 6,909,047
           Commitments to originate mortgages                                                        2,300,515
           Commitments to sell mortgages                                                             8,100,616
           Mortgage loans sold subject to repurchase provisions                                     13,511,886

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

      The Bank sells essentially all of its originated mortgage loans to governmental agencies and private investors. The Bank has entered into various commitments to sell mortgage loans as of December 31, 1999.

      The Company has, on occasion, written covered call options on U.S. Treasury Securities, which are contracts for delayed delivery of securities in which the seller agrees to make delivery at a specified future date of a specified instrument at a specified price or yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. The Company uses such contracts in connection with its asset/liability management program in improving yield and managing interest rate exposure arising out of non-trading assets and liabilities. There were no outstanding positions held in U.S. Treasury note contracts at December 31, 1999 and 1998.

      The Bank primarily serves customers located in the Tennessee counties of Williamson, Maury and Davidson. As such, the Bank's loans, commitments and stand-by letters of credit have been granted to customers in that area. Concentration of credit by type of loan is presented in Note 4.

      In the normal course of business, the Company is involved in various legal proceedings. Management has concluded, based upon advice of counsel, that the result of these proceedings will not have a material effect on the Company's financial condition or results of operations.

8.    PREMISES AND EQUIPMENT

      Premises and equipment at December 31, 1999 and 1998 are summarized as follows:


                                                                         1999                   1998

            Land                                                    $  1,822,249           $  1,086,122
            Buildings                                                  2,855,658              2,187,930
            Leasehold improvements - buildings                         3,631,482              3,586,441
            Furniture and equipment                                    3,786,435              3,361,520
                                                                    ------------           ------------
                                                                      12,095,824             10,222,013
            Less accumulated depreciation and amortization            (3,532,078)            (2,689,651)
                                                                    ------------           ------------

                                                                    $  8,563,746           $  7,532,362
                                                                    ============           ============

9.    DEPOSITS

      A summary of deposits at December 31, 1999 and 1998 follows:


                                                                         1999                   1998

            Non-interest bearing demand                             $ 37,098,767           $ 33,317,410
            Interest-bearing demand                                   97,196,420             74,847,304
            Savings                                                   12,222,039             10,319,273
            Certificates of deposit of $100,000 or more              155,781,273            112,977,781
            Other time                                                81,558,540             80,935,201
                                                                    ------------           ------------

                                                                    $383,857,039           $312,396,969
                                                                    ============           ============


      At December 31, 1999, the scheduled maturities of certificates of deposits and other time deposits are as follows:

            2000                                                                           $227,221,807
            2001                                                                              5,879,952
            2002                                                                              2,236,448
            2003                                                                                627,628
            Thereafter                                                                        1,373,978
                                                                                           ------------

                                                                                           $237,339,813
                                                                                           ============

10.   OTHER BORROWINGS

      The Company has a $10,000,000 line of credit established with a lending institution secured by all of the outstanding capital stock of the Bank. The balance outstanding on the line at December 31, 1999 was $7,330,000. Interest floats at the lending bank's base rate, 7.315% at December 31, 1999, and is payable quarterly. Principal payments are required annually on January 31 based on the outstanding principal balance. The Bank also has federal funds lines (or the equivalent thereof) with correspondent banks totaling approximately $33,500,000 at December 31, 1999. Federal funds lines of $5,000,000 were outstanding as of December 31, 1999.

      During 1997, the Company entered into a note payable with a lending institution in the amount of $753,639. Interest floats at the lending bank's base rate, 6.713% at December 31, 1999, and is payable monthly. The note is secured by the Williamson Square branch building. The amount outstanding at December 31, 1999 is $721,613.

      The Bank has a $10,000,000 line of credit with the Federal Home Loan Bank
      (FHLB) secured by a blanket pledge of 1-4 family residential mortgage loans. The arrangement is structured so that the carrying value of the loans pledged amounts to 150% of the principal balance of advances from the FHLB. At December 31, 1999, the bank had $6,000,000 outstanding in variable rate advances.

      The aggregate annual maturities of other borrowings during the five years ending December 31, 2004 are as follows:

            YEAR ENDING DECEMBER 31,

            2000                                                                           $12,378,000
            2001                                                                                50,400
            2002                                                                               623,213
            2003                                                                                    --
            2004                                                                                    --
            2005 and thereafter                                                              6,000,000
                                                                                           ------------
            Total                                                                          $ 19,051,613
                                                                                           ============

11.   RELATED PARTY AND OTHER LEASES

      The Company has entered into agreements with the chairman of the board of the Company to lease certain banking facilities. Increases are made annually on property leased from the chairman based on the increase in the Consumer Price Index during the previous year. All but one of the leases provides for a term of twenty years with three, five year renewal options. The remaining lease provides for a term of six and one half years with four, five year renewal options. All leases are accounted for as operating leases. Net rent expense paid to the chairman amounted to $548,771 in 1999, $489,255 in 1998, and $390,206 in 1997. Rent expense paid to unrelated parties amounted to $234,731 in 1999, $192,646 in 1998, and $148,806 in 1997.

      Future minimum lease payments, exclusive of any increases related to the Consumer Price Index, under these leases as of December 31, 1999 are as follows:



                                                       RELATED
                                                        PARTY               OTHERS              TOTAL

            2000                                      $  609,562          $  367,338          $  976,900
            2001                                         609,562             331,612             941,174
            2002                                         609,562             263,882             873,444
            2003                                         609,562             246,230             855,792
            2004                                         609,562             220,355             829,917
            Future years                               2,717,631             660,288           3,377,919
                                                      ----------          ----------          ----------

            Total                                     $5,765,441          $2,089,705          $7,855,146
                                                      ==========          ==========          ==========

12.   INCOME TAXES

      Income taxes consist of the following:



                                                          1999                1998                1997
            Current:
             Federal                                  $ 1,882,211         $ 1,984,528         $ 1,911,915
             State                                        431,027             472,578             374,330
                                                      -----------         -----------         -----------
              Total current expense                     2,313,238           2,457,106           2,286,245
            Deferred:
             Federal                                       29,518             263,356             (30,754)
             State                                            813              46,539              (5,427)
                                                      -----------         -----------         -----------
              Total deferred expense (benefit)             30,331             309,895             (36,181)
                                                      -----------         -----------         -----------

            Total income taxes                        $ 2,343,569         $ 2,767,001         $ 2,250,064
                                                      ===========         ===========         ===========

      Net deferred income tax assets and liabilities are included in other assets and other liabilities, respectively, on the balance sheet. Significant temporary differences between tax and financial reporting that give rise to net deferred tax assets (liabilities) at December 31, 1999 and 1998 are as follows:


                                                                              1999                1998
            Deferred tax assets:
              Allowance for loan losses                                   $   961,527         $   844,341
              Unrealized loss on securities available-for-sale              2,658,533                  --
                                                                          -----------         -----------
                        Total deferred tax assets                           3,620,060             844,341

            Deferred tax liabilities:
              Mortgage servicing rights                                      (699,719)           (572,666)
              Accumulated depreciation                                       (274,526)           (280,303)
              FHLB stock dividends                                           (111,569)            (85,328)
              Unrealized gain on securities available-for-sale                     --             (97,576)
                                                                          -----------         -----------
                        Total deferred tax liabilities                     (1,085,814)         (1,035,873)
                                                                          -----------         -----------

            Net deferred tax asset (liability)                            $ 2,534,246         $  (191,532)
                                                                          ===========         ===========

      Management believes that a valuation allowance against the deferred tax asset at December 31, 1999 is not considered necessary because it is more likely than not the deferred tax asset will be fully realized.

      A reconciliation of income taxes with the amount of income taxes computed by applying the federal statutory rate (34%) to pretax income follows:


                                                                          1999                  1998                  1997

            Tax expense at statutory rate                             $ 2,316,765           $ 2,602,190           $ 2,087,102
            Increase (decrease) in taxes resulting from:
              Tax-exempt income                                          (237,366)             (151,397)             (100,222)
              State income taxes, net of federal tax benefit              220,950               290,425               247,058
              Disallowed interest expense                                  39,883                21,555                13,538
              Other, net                                                    3,337                 4,228                 2,588
                                                                      -----------           -----------           -----------

            Total income taxes                                        $ 2,343,569           $ 2,767,001           $ 2,250,064
                                                                      ===========           ===========           ===========


13.   STOCK BASED COMPENSATION PLANS

      Organizers of the Company received warrants in connection with the Company's initial public offering granting the holders thereof the option to purchase 2,354,304 shares of common stock at $0.31 per share. In addition, the Company has an Incentive Stock Option Plan (the "Plan") which was adopted on April 19, 1990, by the Company's shareholders authorizing up to 200,000 shares for employees who are contributing significantly to the management or operation of the business of the Company as determined by the Company's Board of Directors or the committee administering the Plan. The Plan provides for the grant of options at the discretion of the Board of Directors of the Company or a committee designated by the Board of Directors to administer the Plan. The option exercise price must be at least 100% (110% in the case of a holder of 10% or more of the common stock) of the fair market value of the stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Stock options granted pursuant to the Plan will expire on or before (1) the date which is the tenth anniversary of the date of the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company. All options granted prior to 1998 were immediately vested. In January 1998, certain options were granted and will vest evenly over five years. In 1996, an amendment to the plan increased the number of shares available for grant to 750,000 shares and provided for the granting of non-qualified options to eligible employees and directors. The Plan provides for stock splits which would adjust the options outstanding, the option prices and the number of shares authorized by the Plan according to the terms of the stock split. As more fully discussed in Note 14, the Company declared a two-for-one stock split in 1997 and another two-for-one stock split in January 1998. Also, in May 1998, the Company declared a four-for-one stock split. Based on these stock splits, the number of shares authorized under the Plan is currently 12,000,000.

      All options expire within ten years from the date of grant except for 120,000 options issued in 1995 which expire in five years and 904,000, 800,000 and 200,000 options issued in 1997, 1998 and 1999, respectively, which expire in 15 years. The Company has continued to apply APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for either plan. Had compensation cost for the plans been determined based on the fair value at the grant date for awards under those plans consistent with the method of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                           1999                 1998                 1997

            Net income
              As reported                              $ 4,470,447          $ 4,886,498          $ 3,888,471
              Pro forma                                  3,750,051            3,699,872            2,922,662
            Net income per share
              As reported:
                Basic                                  $      0.15          $      0.17          $      0.14
                Diluted                                       0.13                 0.15                 0.12
              Pro forma:
                Basic                                         0.12                 0.13                 0.11
                Diluted                                       0.11                 0.11                 0.10


      In calculating the pro forma disclosures, the fair value of the options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                              1999               1998               1997

Dividend yield                                                0.9%               0.6%               N/A
Expected volatility                                            56%                46%                29%
Risk-free interest rate range                                 6.2%               5.5%           5.8% to 6.5%
Expected life                                              5-10 years         5-10 years          7 years


      The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1999, 1998 and 1997 is $3.59, $1.56, and $0.59 per share, respectively.

      A summary of the status of the Company's stock option plans and warrants for each of the three years in the period ended December 31, 1999, and the changes during those years is presented below.



                                                                                             WEIGHTED
                                                                         OPTIONS/             AVERAGE
                                                                         WARRANTS            EXERCISE
                                                                        OUTSTANDING            PRICE

            Options and warrants outstanding
              at January 1, 1997                                         5,373,808           $   0.63
                Options granted                                          2,030,800               1.17
                Options exercised                                         (224,400)              0.84
                Options expired                                             (3,424)              0.35
                                                                         ---------

            Options and warrants outstanding
              at December 31, 1997                                       7,176,784               0.67
                Options granted                                          1,228,640               2.75
                Options and warrants exercised                          (2,478,872)              0.35
                                                                         ---------

            Options and warrants outstanding
              at December 31, 1998                                       5,926,552               1.24
                Options granted                                            323,475               5.75
                Options and warrants exercised                            (580,060)              0.39
                Options expired                                             (7,316)              2.96
                                                                         ---------

            Options outstanding at December 31, 1999                     5,662,651               1.66
                                                                         =========

      The following table summarizes information about the stock options and warrants outstanding under the Company's plans at December 31, 1999:



                                                 WEIGHTED        WEIGHTED
     RANGE OF                                    AVERAGE          AVERAGE
     EXERCISE                  NUMBER            EXERCISE        REMAINING             NUMBER
      PRICE                  OUTSTANDING          PRICE             LIFE             EXERCISABLE

   $0.31-$0.75                2,143,156           $ 0.68             5.73             2,143,156
   $0.76-$1.13                1,928,400           $ 1.13             9.31             1,928,400
   $1.14-$2.75                1,268,120           $ 2.75            11.12             1,149,624
      $5.75                     322,975           $ 5.75             8.59               279,000
                              ---------                                               ---------

                              5,662,651                                               5,500,180
                              =========                                               =========



14.   CAPITAL

      During 1997, the shareholders approved a change in the Company's par value of common stock from $2.50 to no par. The change in par value did not affect any of the existing rights of shareholders and has been recorded as adjustments to additional paid in capital and common stock.

      Substantial restrictions are placed on the Company's subsidiary with respect to payment of dividends without prior regulatory approval. The extent of dividends which may be paid by a national bank is generally limited to net profits for any given year combined with the retained net profits of the two preceding years. Retained earnings totaling $13,906,447 and $12,089,114 at December 31, 1999 and December 31, 1998, respectively, were subject to these restrictions with respect to payment of dividends. Cash dividends are also restricted, under the Company's line of credit, if the Bank's leverage capital ratio is less than 7%.

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

      Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to total average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Company and the Bank are in compliance with all capital adequacy requirements to which they are subject.

      As of December 31, 1999, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier I risk-based, and Tier I leverage ratios must be maintained as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

  Actual capital amounts and ratios at December 31, 1999 and 1998, are as follows:



                                                                           TO BE WELL CAPITALIZED
                                                      FOR CAPITAL          UNDER PROMPT CORRECTIVE
                                                   ADEQUACY PURPOSES           ACTION PROVISIONS                ACTUAL
                                              --------------------------   ------------------------   -------------------------
             DECEMBER 31, 1999                  FRANKLIN                    FRANKLIN                   FRANKLIN
                                                NATIONAL        CON-        NATIONAL        CON-       NATIONAL        CON-
                                                  BANK        SOLIDATED       BANK        SOLIDATED      BANK        SOLIDATED

             Amount:
              Tier I to average
                assets                        $16,225,400    $16,320,280   $20,281,750        N/A     $33,020,124   $26,672,225
              Tier I to risk-
                weighted assets                11,564,172     11,600,812    17,346,258        N/A      33,020,124    26,672,225
              Total capital to risk-
                weighted assets                23,128,344     23,201,624    28,910,430        N/A      35,519,245    29,151,844

             Ratios:
              Tier I to average
                assets                                4.0%           4.0%          5.0%       N/A             8.1%          6.5%
              Tier I to risk-
                weighted assets                       4.0%           4.0%          6.0%       N/A            11.4%          9.2%
              Total capital to risk-
                weighted assets                       8.0%           8.0%         10.0%       N/A            12.3%         10.1%



                                                                           TO BE WELL CAPITALIZED
                                                      FOR CAPITAL          UNDER PROMPT CORRECTIVE
                                                   ADEQUACY PURPOSES           ACTION PROVISIONS                ACTUAL
                                              --------------------------   ------------------------   -------------------------
             DECEMBER 31, 1998                  FRANKLIN                    FRANKLIN                   FRANKLIN
                                                NATIONAL        CON-        NATIONAL        CON-       NATIONAL        CON-
                                                  BANK        SOLIDATED       BANK        SOLIDATED      BANK        SOLIDATED


            Amount:
              Tier I to average
                assets                        $13,222,960    $13,196,880    $16,528,700      N/A      $24,295,613   $23,286,405
              Tier I to risk-
                weighted assets                 9,584,440      9,617,444     14,376,660      N/A       24,295,613    23,286,405
              Total capital to risk-
                weighted assets                19,168,880     19,234,888     23,961,100      N/A       26,489,227    25,480,019

            Ratios:
              Tier I to average
                assets                               4.00%          4.00%          5.00%     N/A             7.34%         7.00%
              Tier I to risk-
                weighted assets                      4.00%          4.00%          6.00%     N/A            10.13%         9.68%
              Total capital to risk-
                weighted assets                      8.00%          8.00%         10.00%     N/A            11.05%        10.59%

      In the calculation of basic and diluted earnings per share, net income is identical. Below is a reconciliation for the three years in the period ended December 31, 1999, of the difference between basic weighted average common shares outstanding and diluted weighted average common shares outstanding.


                                                                 1999                1998                1997

            Weighted average common shares - basic            30,628,640          28,401,805          27,850,072
            Effect of dilutive securities:
              Stock options                                    3,764,079           4,300,750           2,775,852
              Warrants                                                --             479,313           1,986,904
                                                              ----------          ----------          ----------

            Weighted average common shares - diluted          34,392,719          33,181,868          32,612,828
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

      On March 25, 1998, the Company declared a four-for-one common stock split payable on June 3, 1998, to shareholders of record on April 20, 1998. All references to per share and weighted average share information in the consolidated financial statements reflect the stock splits.

15.   EMPLOYEE BENEFITS

      The Company has a 401(k) savings plan for all employees who have completed ninety days of service and are twenty-one years of age or more. The Company generally matches fifty percent of employee contributions to the plan up to a maximum of six percent of gross wages. The Company's contributions to the plan are included in salaries and employee benefits on the consolidated statements of income and amounted to $102,668, $78,658, and $56,815, in 1999, 1998 and 1997, respectively.

16.   FAIR VALUES OF FINANCIAL INSTRUMENTS

      The estimated fair values of the Company's financial instruments are as follows at December 31, 1999 and 1998:


                                                                         1999                                    1998
                                                          ----------------------------------      ----------------------------------
                                                            CARRYING               FAIR             CARRYING                FAIR
                                                             AMOUNT                VALUE             AMOUNT                 VALUE

            Financial assets:
              Cash and cash equivalents                   $ 12,700,739          $ 12,700,739      $ 13,089,168          $ 13,089,168
              Federal funds sold                                    --                    --         8,229,000             8,229,000
              Securities available-for-sale                127,349,720           127,349,720        72,540,801            72,540,801
              Securities held-to-maturity                    3,188,599             3,190,577         4,762,115             4,997,334
              Federal Home Loan and Federal
                Reserve Bank Stock                           1,608,000             1,608,000         1,370,500             1,370,500
              Loans                                        259,763,411           258,913,743       215,927,533           217,727,790
              Loans held for sale                           11,147,305            10,990,505        23,642,590            23,633,860
              Servicing rights                               1,749,298             2,219,578         1,431,665             1,431,665
              Accrued interest receivable                    2,814,174             2,814,174         2,126,364             2,126,364

            Financial liabilities:
              Deposits with defined maturities             237,339,814           237,217,165       193,912,983           194,650,266
              Deposits with undefined maturities           146,517,225           146,517,225       118,483,986           118,483,986
              Other borrowings and repurchase
                agreements                                  21,472,549            21,472,549        11,844,776            11,844,776
              Accrued interest payable                       1,321,829             1,321,829         1,086,859             1,086,859
              Off-balance sheet instruments                         --               125,514                --               473,354

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

      Loans Held for Sale - Fair values for loans held for sale are based on quoted market prices in the secondary market.

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

      Other Borrowings and Repurchase Agreements - The carrying amounts of other borrowings and repurchase agreements approximate their fair values.

      Off-Balance Sheet Instruments - Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings. The fees charged for financial futures contracts are also representative of the fair value of such contracts.

17.   PARENT COMPANY ONLY FINANCIAL INFORMATION

      Financial information for Franklin Financial Corporation (parent company) as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 is as follows:


            CONDENSED BALANCE SHEETS                          1999                 1998

            ASSETS

            Cash                                          $    146,532         $     87,187
            Investment in subsidiary                        29,108,492           24,847,999
            Other                                            3,345,729            2,385,118
                                                          ------------         ------------

            TOTAL                                         $ 32,600,753         $ 27,320,304
                                                          ============         ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

            Liabilities                                   $ 10,140,176         $  3,731,528
            Stockholders' equity                            22,460,577           23,588,776
                                                          ------------         ------------

            TOTAL                                         $ 32,600,753         $ 27,320,304
                                                          ============         ============


            CONDENSED STATEMENTS OF INCOME                   1999                  1998                  1997

            INCOME:
              Management fees and rental income          $    442,868          $    305,015          $    164,248
              Interest income                                   1,827                 1,918                 2,016
                                                         ------------          ------------          ------------
                                                              444,695               306,933               166,264
            EXPENSES:
              Interest expense                                258,267               232,861               218,336
              Salaries and employee benefits                  280,744               177,585                23,336
              Other                                           293,307               246,503               147,039
                                                         ------------          ------------          ------------
                                                              832,318               656,949               388,711
            LOSS BEFORE INCOME TAXES AND
              EQUITY IN UNDISTRIBUTED
              EARNINGS OF SUBSIDIARY                         (387,623)             (350,016)             (222,447)

            INCOME TAX BENEFIT                                151,791               118,999                75,631
                                                         ------------          ------------          ------------

            LOSS BEFORE EQUITY IN
              UNDISTRIBUTED EARNINGS
              OF SUBSIDIARY                                  (235,832)             (231,017)             (146,816)

            EQUITY IN UNDISTRIBUTED
              EARNINGS OF SUBSIDIARY                        4,706,279             5,117,515             4,035,287
                                                         ------------          ------------          ------------

            NET INCOME                                   $  4,470,447          $  4,886,498          $  3,888,471
                                                         ============          ============          ============


            CONDENSED STATEMENTS OF CASH FLOWS:                                      1999               1998               1997

            CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income                                                         $ 4,470,447        $ 4,886,498        $ 3,888,471
              Adjustments to reconcile net income
                to net cash used in operating activities:
                  Depreciation                                                        25,245             25,245             23,141
                  Equity in undistributed earnings of subsidiary                  (4,706,279)        (5,117,515)        (4,035,287)
                  Decrease (increase) in other assets                               (249,729)          (374,223)           (72,997)
                  Increase in other liabilities                                       65,213            117,632             15,167
                                                                                 -----------        -----------        -----------
                      Net cash used in operating activities                         (395,103)          (462,363)          (181,505)

            CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchase of premises and equipment                                  (736,127)          (656,894)          (984,540)
                                                                                 -----------        -----------        -----------
                      Net cash used in investing activities                         (736,127)          (656,894)          (984,540)

            CASH FLOWS FROM FINANCING ACTIVITIES:
                Dividends paid                                                    (1,222,607)                --                 --
                Dividends paid from subsidiary                                     1,100,000                 --                 --
                Net proceeds from issuance of common stock                           253,327          1,271,886            234,276
                Purchase of subsidiary stock                                      (5,200,000)                --         (1,100,000)
                Proceeds from/(repayments) of borrowings, net                      6,259,855            (85,701)         1,979,541
                                                                                 -----------        -----------        -----------
                      Net cash provided by financing activities                    1,190,575          1,186,185          1,113,817
                                                                                 -----------        -----------        -----------

            NET INCREASE (DECREASE) IN CASH                                           59,345             66,928            (52,228)
            CASH AT BEGINNING OF YEAR                                                 87,187             20,259             72,487
                                                                                 -----------        -----------        -----------
            CASH AT END OF YEAR                                                  $   146,532        $    87,187        $    20,259
                                                                                 ===========        ===========        ===========

18.   SEGMENT REPORTING

      The Company's reportable segments are determined based on management's internal reporting approach, which is by operating subsidiaries. The reportable segments of the Company are comprised of the Bank, excluding its subsidiaries, and the Mortgage Banking segment, Franklin Financial Mortgage. The Bank provides a variety of banking services to individuals and businesses through its branches in Brentwood, Franklin, Fairview and Spring Hill, Tennessee. Its primary deposit products are demand deposits, savings deposits, and certificates of deposit, and its primary lending products are commercial business, construction, real estate mortgage, and consumer loans. The Bank primarily earns interest income from loans and investments in securities. It earns noninterest income primarily from deposit and loan fees. The Mortgage Banking segment originates and sells residential mortgage loans. It sells loan originations into the secondary market, but retains much of the applicable servicing. As a result of the retained servicing, the Mortgage Banking segment capitalizes mortgage servicing rights into income and amortizes these rights over the estimated lives of the associated loans. Its primary revenue is noninterest income, but it also reports interest income earned on warehouse balances waiting for funding. The segment originates retail mortgage loans in the Franklin and Chattanooga areas of Tennessee. It also originates wholesale mortgage loans through correspondent relationships with other banks. The All Other segment consists of insurance and securities subsidiaries and the bank holding company operations which do not meet the quantitative thresholds for separate disclosure. The revenue earned by the insurance and securities subsidiaries is reported in noninterest income in the consolidated financial statements. No transactions with a single customer contributed 10% or more of the Company's total revenue. The accounting policies for each segment are the same as those used by the Company. The segments include overhead allocations and intercompany transactions that were recorded at estimated market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results of the two reportable segments and all other segments of the Company are included in the following table.



                                                                                       1999
                                                -----------------------------------------------------------------------------------
                                                                    MORTGAGE
                                                     BANK           BANKING          ALL OTHER       ELIMINATIONS      CONSOLIDATED

     Total interest income                      $ 29,348,735     $  1,408,262      $  1,101,827      $ (1,167,635)     $ 30,691,189
     Total interest expense                       14,994,547          876,803           258,267          (944,438)       15,185,179
                                                ------------     ------------      ------------      ------------      ------------
     Net interest income                          14,354,188          531,459           843,560          (223,197)       15,506,010
     Provision for loan losses                       370,000               --           (19,502)               --           350,498
                                                ------------     ------------      ------------      ------------      ------------
     Net interest income after provision          13,984,188          531,459           863,062          (223,197)       15,155,512
                                                ------------     ------------      ------------      ------------      ------------
     Total noninterest income                      2,077,235        1,945,402         4,677,563        (4,035,495)        4,664,705
     Total noninterest expense                     8,769,030        3,313,033         1,353,355          (429,217)       13,006,201
                                                ------------     ------------      ------------      ------------      ------------
     Income before taxes                           7,292,393         (836,172)        4,187,270        (3,829,475)        6,814,016
     Provision for income taxes                    2,824,309         (284,277)         (196,463)               --         2,343,569
                                                ------------     ------------      ------------      ------------      ------------
     Net income                                 $  4,468,084     $   (551,895)     $  4,383,733      $ (3,829,475)     $  4,470,447
                                                ============     ============      ============      ============      ============


     OTHER SIGNIFICANT ITEMS
     Total assets                               $415,805,650     $ 13,891,259      $ 33,074,400      $(32,371,366)     $430,399,943
     Depreciation, amortization and accretion        548,410          345,821            40,242                --           934,473

     Revenues from external customers
       Total interest income                      29,282,927        1,408,262                --                --        30,691,189
       Total noninterest income                    2,077,235        1,945,402           642,068                --         4,664,705
                                                ------------     ------------      ------------      ------------      ------------
         Total income                           $ 31,360,162     $  3,353,664      $    642,068      $         --      $ 35,355,894
                                                ============     ============      ============      ============      ============

     Revenues from affiliates
       Total interest income                    $     65,808     $         --      $  1,101,827      $ (1,167,635)     $         --
       Total noninterest income                           --               --         4,035,495        (4,035,495)               --
                                                ------------     ------------      ------------      ------------      ------------
         Total income                           $     65,808     $         --      $  5,137,322      $ (5,203,130)     $         --
                                                ============     ============      ============      ============      ============


                                                                                   1998
                                             ---------------------------------------------------------------------------------
                                                               MORTGAGE
                                                 BANK           BANKING        ALL OTHER        ELIMINATIONS      CONSOLIDATED

Total interest income                        $ 25,566,737     $   879,138     $      1,918      $    (10,122)     $ 26,437,671
Total interest expense                         12,918,931         619,653          232,861          (629,775)       13,141,670
                                             ------------     -----------     ------------      ------------      ------------
Net interest income                            12,647,806         259,485         (230,943)          619,653        13,296,001
Provision for loan losses                         515,000              --               --                --           515,000
                                             ------------     -----------     ------------      ------------      ------------
Net interest income after provision            12,132,806         259,485         (230,943)          619,653        12,781,001
                                             ------------     -----------     ------------      ------------      ------------
Total noninterest income                        2,489,877       2,229,942        5,826,706        (5,422,528)        5,123,997
Total noninterest expense                       7,824,860       1,810,205          921,449          (305,015)       10,251,499
                                             ------------     -----------     ------------      ------------      ------------
Income before taxes                             6,797,823         679,222        4,674,314        (4,497,860)        7,653,499
Provision for income taxes                      2,687,196         230,935         (151,130)               --         2,767,001
                                             ------------     -----------     ------------      ------------      ------------
Net income                                   $  4,110,627     $   448,287     $  4,825,444      $ (4,497,860)     $  4,886,498
                                             ============     ===========     ============      ============      ============

OTHER SIGNIFICANT ITEMS
Total assets                                 $324,907,020     $24,333,526     $ 27,123,876      $(26,496,978)     $349,867,444
Depreciation, amortization and accretion          804,040         188,273           31,472                --         1,023,785

Revenues from external customers
  Total interest income                        25,558,533         879,138               --                --        26,437,671
  Total noninterest income                      2,489,877       2,229,942          404,178                --         5,123,997
                                             ------------     -----------     ------------      ------------      ------------
    Total income                             $ 28,048,410     $ 3,109,080     $    404,178      $         --      $ 31,561,668
                                             ============     ===========     ============      ============      ============

Revenues from affiliates
  Total interest income                      $      8,204     $        --     $      1,918      $    (10,122)     $         --
  Total noninterest income                             --              --        5,422,528        (5,422,528)               --
                                             ------------     -----------     ------------      ------------      ------------
    Total income                             $      8,204     $        --     $  5,424,446      $ (5,432,650)     $         --
                                             ============     ===========     ============      ============      ============




                                                                                    1997
                                             ---------------------------------------------------------------------------------
                                                                MORTGAGE
                                                 BANK            BANKING       ALL OTHER        ELIMINATIONS      CONSOLIDATED

Total interest income                        $ 22,258,361     $    292,728    $      2,016      $    (31,816)     $ 22,521,289
Total interest expense                         10,709,616          115,983         218,336          (147,799)       10,896,136
                                             ------------     ------------    ------------      ------------      ------------
Net interest income                            11,548,745          176,745        (216,320)          115,983        11,625,153
Provision for loan losses                         420,000               --              --                --           420,000
                                             ------------     ------------    ------------      ------------      ------------
Net interest income after provision            11,128,745          176,745        (216,320)          115,983        11,205,153
                                             ------------     ------------    ------------      ------------      ------------
Total noninterest income                        1,576,849        1,132,835       4,264,152        (4,199,535)        2,774,301
Total noninterest expense                       6,783,471          890,672         331,644          (164,868)        7,840,919
                                             ------------     ------------    ------------      ------------      ------------
Income before taxes                             5,922,123          418,908       3,716,188        (3,918,684)        6,138,535
Provision for income taxes                      2,216,128          142,429        (108,493)               --         2,250,064
                                             ------------     ------------    ------------      ------------      ------------
Net income                                   $  3,705,995     $    276,479    $  3,824,681      $ (3,918,684)     $  3,888,471
                                             ============     ============    ============      ============      ============

OTHER SIGNIFICANT ITEMS
Total assets                                 $270,909,663     $  2,702,081    $ 21,330,849      $(20,509,790)     $274,432,803
Depreciation, amortization and accretion          569,713           86,162          23,841                --           679,716

Revenues from external customers
  Total interest income                        22,228,561          292,728              --                --        22,521,289
  Total noninterest income                      1,576,849        1,132,835          64,617                --         2,774,301
                                             ------------     ------------    ------------      ------------      ------------
    Total income                             $ 23,805,410     $  1,425,563    $     64,617      $         --      $ 25,295,590
                                             ============     ============    ============      ============      ============

Revenues from affiliates
  Total interest income                      $     29,799     $         --    $      2,016      $    (31,815)     $         --
  Total noninterest income                             --               --       4,199,535        (4,199,535)               --
                                             ------------     ------------    ------------      ------------      ------------
    Total income                             $     29,799     $         --    $  4,201,551      $ (4,231,350)     $         --
                                             ============     ============    ============      ============      ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There has been no occurrence requiring a response to this item.

                                    PART III

         The information relating to Items 10, 11, 12 and 13 of this Report will be filed as an amendment to this Report on or before April 29, 2000 or the Company will otherwise have filed a definitive proxy statement involving the election of directors pursuant to Regulation 14A, which definitive proxy statement will contain such information.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1) FINANCIAL STATEMENTS AND AUDITORS' REPORT.

         The following financial statements are filed with this report:

                  Independent Auditor's Report - Deloitte & Touche LLP

                  Consolidated Balance Sheets - December 31, 1999 and 1998

                  Consolidated Statements of Income - Years ended
                           December 31, 1999, 1998 and 1997

                  Consolidated Statements of Changes in Stockholders' Equity -
                           Years ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows - Years ended
                           December 31, 1999, 1998 and 1997

                  Notes to Consolidated Financial Statements

         (2) FINANCIAL STATEMENT SCHEDULES.

         All financial statement schedules of the Registrant have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         (3) EXHIBITS. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-18 under the Securities Act of 1933 for the Registrant, Registration No. 33-21232-A (referred to as "S-18"),
(ii) the Annual Report on Form 10-K for the year ended December 31, 1989 for the Registrant (referred to as "1989 10-K"), (iii) the Annual Report on Form 10-K for the year ended December 31, 1990 for the Registrant (referred to as "1990 10-K"), (iv) the Annual Report on Form 10-K for the year ended December 31, 1991 for the Registrant (referred to as "1991 10-K"), (v) the Registration Statement on Form S-2 (File No. 33-75678) of the Registrant (referred to as "S-2"), (vi) the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994 (referred to as "1994 10-QSB"), (vii) the Quarterly Report on Form 10-QSB, the quarter ended June 30, 1995 (referred to as "1995 10-QSB"), (viii) the Annual Report on Form 10-KSB for the year ended December 31, 1995 (referred to as "1995 10-KSB"),
(ix) the Annual Report on Form 10-KSB for the year ended December 31, 1996 (referred to as "1996 10-KSB"), (x) the Annual Report on Form 10-KSB for the year ended December 31, 1997 (referred to as "1997 10-KSB"), (xi) the Annual Report on Form 10-KSB for the year ended December 31, 1998 (referred to as "1998 10-KSB"), and (xii) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-65359 (referred to as "S-8"). Except as otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.


EXHIBIT NO.                         DESCRIPTION OF EXHIBIT
-----------                         ----------------------
     *3.1       -        Charter dated December 27, 1988 (S-18).

     *3.2       -        Amended and Restated Charter dated February 16, 1989 (S-18).

     *3.2.1     -        Articles of Amendment dated May 20, 1997 (1997 10-KSB).

     *3.2.2     -        Articles of Amendment dated May 19, 1998. (1998 10-KSB).

     *3.3       -        By-Laws adopted December 30, 1988 (S-18).

    *10.1       -        Lease Agreement dated January 5, 1989 among Steven G. Hall, Lawson H.
                           Hardwick, III, Richard E. Herrington, Gordon E. Inman, D. Wilson Overton, Harold
                           W. Pierce, Edward M. Richey and Edward P. Silva, and Gordon E. Inman for lease of offices at 230 Public Square, Franklin, Tennessee (S-18).

    *10.2       -        Lease Agreement dated January 5, 1989 among Steven G. Hall, Lawson H.
                           Hardwick, III, Richard E. Herrington, Gordon E. Inman, D. Wilson Overton, Harold
                           W. Pierce, Edward M. Richey and Edward P. Silva, and Gordon E. Inman for lease of land at 216A and 216B East Main Street, Franklin, Tennessee (S-18).

    *10.8       -        1990 Incentive Stock Option Plan of Registrant, (1989 10-K).

    *10.8.1     -        Amendment No. 1 to 1990 Incentive Stock Option Plan (1995 10-KSB).

    *10.10      -        Second Amendment to Lease Agreement dated December 3, 1990 between Gordon E. Inman and Franklin Financial Corporation for lease of additional office space in Franklin,
                           Tennessee (1991 10-K).

   *10.12.1     -        Loan Agreement dated December 29, 1995 by and between the Registrant and First
                           American National Bank (1995 10-KSB).

   *10.12.2     -        Second Master Promissory Note and Loan Agreement Modification dated December 29, 1995 by and between the Registrant and First American National Bank. (1995 10-KSB).





   *10.12.3       -       Third Loan Agreement Modification dated January 31, 1997 by and between the
                            Registrant and First American National Bank. (1996 10-KSB)

   *10.12.4       -       Master Promissory Note dated January 31, 1997 from the Registrant to First
                            American National Bank in the principal amount of $6,000,000. (1996 10-KSB)

   *10.13         -       Third amendment to Lease Agreement dated December 3, 1990 between Gordon B.
                            Inman and Franklin Financial Corporation for lease of additional office space in Franklin, Tennessee (S-2).

   *10.14         -       Lease Agreement dated December 16, 1993 by and between Gordon E. Inman and
                            Franklin National Bank for lease of operations center at 334 Main Street,
                            Franklin, Tennessee (S-2).

   *10.14.1       -       First Amendment to Lease Agreement dated January 16, 1996 by and between
                            Gordon B. Inman and Franklin National Bank for lease of additional office space in operations center. (1995 10-KSB).

    10.14.2       -       Third Amendment to Lease Agreement dated August 1, 1999 by and between Gordon E.
                            Inman and Franklin National Bank for lease of additional office space in operations center.

   *10.15         -       Lease Agreement dated August 16, 1993 between CNL Income Fund V. Ltd. and
                            Franklin National Bank for lease of office space at the Williamson Square Center in Franklin, Tennessee (S-2).

   *10.16         -       Agreement for Assignment of Lease, dated July 21, 1994, by and between First Union
                            National Bank of Tennessee and Franklin National Bank regarding lease of property in Brentwood, Tennessee (1994 10-QSB).

    10.17         -       Employment Agreement dated January 1, 2000 by and between Franklin Financial
                            Corporation and Gordon E. Inman.

   *10.18         -       Fourth amendment to Lease Agreement dated December 3, 1990 between Gordon E.
                            Inman and Franklin Financial Corporation for lease of additional office space in Franklin, Tennessee (1997 10-KSB).

   *10.19         -       Fifth amendment to Lease Agreement dated December 3, 1990 between Gordon E.
                            Inman and Franklin Financial Corporation for lease of additional office space in
                            Franklin, Tennessee. (1998 10-KSB).

   *10.20      -          FNB 2000 Stock Purchase Plan (S-8, Exhibit 4.1)

   *21.1       -          Subsidiaries of the Registrant (1990 10-K, Exhibit 22.1)

    23.1       -          Consent of Deloitte & Touche LLP.

    27.1       -          Financial Data Schedule (for SEC use only).



         (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FRANKLIN FINANCIAL CORPORATION


Date: March 30, 2000            By:/s/ Richard E. Herrington
                                   ---------------------------------------------
                                   Richard E. Herrington
                                   President and Chief Executive Officer
                                   (principal executive and financial officer)


Date: March 30, 2000            By:/s/ Lisa Musgrove
                                   ---------------------------------------------
                                   Lisa Musgrove
                                   (principal accounting officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

         Signature                                       Title                               Date
         ---------                                       -----                               ----



/s/ Richard E. Herrington
-------------------------------------                President, Chief                   March 30, 2000
Richard E. Herrington                                Executive Officer
                                                     and Director


/s/ Gordon E. Inman
-------------------------------------                Chairman of                        March 30, 2000
Gordon E. Inman                                      the Board


/s/ Charles R. Lanier
-------------------------------------                Director                           March 30, 2000
Charles R. Lanier


/s/ Wilson Overton
-------------------------------------                Director                           March 30, 2000
Wilson Overton


/s/ Edward M. Richey
-------------------------------------                Director                           March 30, 2000
Edward M. Richey


/s/ Edward P. Silva
-------------------------------------                Director                           March 30, 2000
Edward P. Silva



                         FRANKLIN FINANCIAL CORPORATION

                                  EXHIBIT INDEX




   EXHIBIT NUMBER            DESCRIPTION OF EXHIBIT
   --------------            ----------------------

       10.14.2      -        Third Amendment to Lease Agreement

       10.17        -        Employment Agreement of Gordon E. Inman

       23.1         -        Consent of Deloitte & Touche LLP

       27.1         -        Financial Data Schedule (for SEC use only)