Form 10-Q
period 2000-03-31
FRANKLIN FINANCIAL CORP /TN/
filed 2000-05-15
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                              Commission File Number:
      March 31, 2000                                           0-24133


                         FRANKLIN FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Tennessee                                                       62-1376024
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

230 Public Square, Franklin, Tennessee                             37064
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code         (615)790-2265
                                                   ----------------------------

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

                  Yes     X              No
                      ---------             ---------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, No Par Value                          31,197,717
    --------------------------                  ---------------------------
             Class                              Outstanding at May 12, 2000

                        PART I. - FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                (In Thousands)
                                                                          March 30,          December 31,
                             ASSETS                                         2000                 1999
Cash and cash equivalents                                               $  13,439                12,701
Federal funds sold                                                          2,000                    --
Investment securities available-for-sale, at fair value                    61,660                57,823
Mortgage-backed securities available-for-sale, at fair value               73,244                69,527
Investment securities held-to-maturity, fair value $2,727
  at March 31, 2000 and $2,813 December 31, 1999                            2,736                 2,808
Mortgage-backed securities held-to-maturity, fair value
  $362 at March 31, 2000 and $377 at December 31, 1999                        366                   380
Federal Home Loan and Federal Reserve Bank stock                            1,630                 1,608
Loans held for sale                                                         9,243                11,147
Loans                                                                     281,075               259,764
Allowance for loan losses                                                  (2,649)               (2,480)
-------------------------------------------------------------------------------------------------------
                        Loans, net                                        278,426               257,284
-------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                 9,101                 8,564
Accrued interest receivable                                                 3,093                 2,814
Mortgage servicing rights                                                   1,535                 1,585
Other assets                                                                5,836                 4,159
-------------------------------------------------------------------------------------------------------
                                                                        $ 462,308               430,400
-------------------------------------------------------------------------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                                                $  35,728                37,099
     Interest-bearing                                                     383,922               346,758
-------------------------------------------------------------------------------------------------------
                          Total deposits                                  419,650               383,857
   Repurchase agreements                                                    1,421                 2,421
   Other borrowings                                                        14,113                19,052
   Accrued interest payable                                                 1,801                 1,322
   Other liabilities                                                        1,396                   889
-------------------------------------------------------------------------------------------------------
                          Total liabilities                               438,381               407,541
-------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Common stock, No par value. Authorized
   500,000,000 shares; issued 31,054,187 and 31,052,683
   at March 31, 2000 and December 31, 1999, respectively                   11,346                11,345
   Accumulated other comprehensive income, net of tax                      (3,664)               (3,988)
   Retained earnings                                                       16,245                15,502
-------------------------------------------------------------------------------------------------------
                          Total stockholders' equity                       23,927                22,859
-------------------------------------------------------------------------------------------------------
                                                                        $ 462,308               430,400
-------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    (Unaudited and in thousands except for per share data)
                                                                                  Three Months Ended
                                                                                        March 31,
                                                                             2000                    1999
                                                                            -------                 ------
Interest income:
   Interest and fees on loans                                               $ 7,036                  5,834
   Taxable securities                                                         2,076                    896
   Tax-exempt securities                                                        210                    180
   Federal funds sold                                                            16                     78
----------------------------------------------------------------------------------------------------------
                     Total interest income                                    9,338                  6,988
----------------------------------------------------------------------------------------------------------
Interest expense:
   Certificates of deposit over $100,000                                      1,848                  1,413
   Other deposits                                                             2,798                  1,923
   Federal Home Loan Bank advances                                              140                     75
   Other borrowed funds                                                         312                     89
----------------------------------------------------------------------------------------------------------
                     Total interest expense                                   5,098                  3,500
----------------------------------------------------------------------------------------------------------
                     Net interest income                                      4,240                  3,488
Provision for loan losses                                                       180                     70
----------------------------------------------------------------------------------------------------------
                     Net interest income after
                     provision for loan losses                                4,060                  3,418
Other income:
   Service charges on deposit accounts                                          412                    382
   Mortgage banking activities                                                  258                    793
   Other service charges, commissions and fees                                  146                    125
   Commissions on sale of annuities and brokerage activity                      117                     92
   Gain on sale of investment securities                                         --                     72
----------------------------------------------------------------------------------------------------------
                      Total other income                                        933                  1,464
----------------------------------------------------------------------------------------------------------
Other expenses:
   Salaries and employee benefits                                             1,848                  1,677
   Occupancy expense                                                            375                    300
   Mortgage banking                                                             138                    295
   Furniture and equipment                                                      238                    225
   Communications and supplies                                                  121                    124
   Advertising and marketing                                                     89                     62
   FDIC and regulatory assessments                                               48                     30
   Loss on sale of mortgage loans                                                73                     76
   Other                                                                        375                    311
----------------------------------------------------------------------------------------------------------
                      Total other expenses                                    3,305                  3,100
----------------------------------------------------------------------------------------------------------
                      Income before income taxes                              1,689                  1,782
Income taxes                                                                    559                    622
----------------------------------------------------------------------------------------------------------
                      NET INCOME                                            $ 1,130                  1,160
----------------------------------------------------------------------------------------------------------
 NET INCOME PER SHARE - BASIC                                               $  0.04                   0.04
----------------------------------------------------------------------------------------------------------
 NET INCOME PER SHARE - DILUTED                                             $  0.03                   0.03
----------------------------------------------------------------------------------------------------------
Dividends declared per share                                                 0.0125                   0.01
Weighted average shares outstanding:
Basic                                                                        31,054                 30,471
Diluted                                                                      34,442                 35,006

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       (In thousands)
                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                 2000                    1999
                                                                                 ----                    ----

Cash flows from operating activities:
   Net income                                                                 $  1,130                  1,160
   Adjustments to reconcile net income to net cash
     provided  by (used in) operating activities:
     Depreciation, amortization and accretion                                     (201)                   313
     Provision for loan losses                                                     180                     70
     Loans originated for sale                                                  (8,293)               (30,496)
     Proceeds from sale of loans                                                10,546                 30,119
     Gain on sale of investment securities                                          --                    (72)
     Loss on sale of loans                                                          73                     76
     Gain on sale of other real estate owned                                        (7)                    --
     Increase in accrued interest receivable                                      (279)                  (161)
     Increase in (decrease) accrued interest payable                               479                    207
     Increase in other assets                                                   (2,123)                  (190)
     Increase (decrease) in other liabilities                                      508                   (244)
-------------------------------------------------------------------------------------------------------------
                   Net cash provided by operating activities                     2,013                    782
-------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Increase in federal funds sold                                               (2,000)                (1,356)
   Proceeds from maturities of securities available-for-sale                     3,392                  4,672
   Proceeds from sale of securities available-for-sale                              --                  4,372
   Proceeds from maturities of securities held-to-maturity                          88                     36
   Purchases of securities available-for-sale                                   (9,697)               (14,493)
   Purchase of Federal Home Loan and Federal Reserve stock                         (22)                   (17)
   Net increase in loans                                                       (21,744)               (10,929)
   Purchases of premises and equipment, net                                       (758)                  (189)
-------------------------------------------------------------------------------------------------------------
                    Net cash used in investing activities                      (30,741)               (17,904)
-------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
   Net proceeds from issuance of common stock                                        1                     14
   Dividend paid                                                                  (388)                  (305)
   Increase in deposits                                                         35,792                 14,788
   Decrease in repurchase agreements                                            (1,000)                (1,000)
   (Decrease) increase in other borrowings                                      (4,939)                    93
-------------------------------------------------------------------------------------------------------------
                    Net cash provided by financing activities                   29,466                 13,590
-------------------------------------------------------------------------------------------------------------

                    Net increase (decrease) in cash                                738                 (3,532)
Cash and due from banks at beginning of period                                  12,701                 13,089
-------------------------------------------------------------------------------------------------------------

Cash and due from banks at end of period                                      $ 13,439                  9,557
-------------------------------------------------------------------------------------------------------------
Cash payments for interest                                                    $  4,619                  3,293
Cash payments for income taxes                                                $    177                     92
-------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                         FRANKLIN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Financial Corporation and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentation.

NOTE B - COMPREHENSIVE INCOME

On January 1, 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. The following table sets forth the amounts in thousands of other comprehensive income included in equity for the three months ended March 31, 2000 and 1999.

                                                               March 31, 2000       March 31, 1999
                                                               --------------       --------------
                                                                         (in thousands)
Total comprehensive income                                        $1,522                  $212
Net unrealized gain (loss) on securities available for sale         $324                 $(761)

NOTE C - STOCK SPLITS

In February, 2000, the Company's Board of Directors declared a $.0125 per share cash dividend payable on April 5, 2000.

NOTE D - SEGMENTS

The Company's reportable segments are determined based on management's internal reporting approach, which is by operating subsidiaries. The reportable segments of the Company are comprised of Franklin National Bank (the "Bank"), excluding its subsidiaries, and the Mortgage Banking segment, Franklin Financial Mortgage. The Bank provides a variety of banking services to individuals and businesses through its branches in Brentwood, Franklin, Fairview and Spring Hill, Tennessee. Its primary deposit products are demand deposits, savings deposits, and certificates of deposit, and its primary lending products are commercial business, construction, real estate mortgage and consumer loans. The Bank primarily earns interest income from loans and investments in securities. It earns noninterest income primarily from deposit and loan fees. The Mortgage Banking segment originates and sells residential mortgage loans. It sells loan originations into the secondary market, but retains much of the applicable servicing. As a result of the retained servicing, the Mortgage Banking segment capitalizes mortgage servicing rights into income and amortizes these rights over the estimated lives of the associated loans. Its primary revenue is noninterest income, but it also reports interest income earned on warehouse balances waiting for funding. The segment originates retail mortgage loans in the Franklin and Chattanooga areas of Tennessee. It also originates wholesale mortgage loans through correspondent relationships with other banks. The All Other segment consists of insurance and securities subsidiaries and the bank holding company operations which do not meet the quantitative threshold for separate disclosure. The revenue earned by the insurance and securities subsidiaries is reported in noninterest income in the consolidated financial statements. No transactions with a single customer contributed 10% or more of the Company's total revenue. The accounting policies for each segment are the same as those used by the Company. The segments include overhead allocations and intercompany transactions that were recorded at estimated market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results of the two reportable segments and all other segments of the Company are included in the following table.

                                               THREE MONTHS ENDED MARCH 31, 2000
                                                            MORTGAGE
(In thousands)                              BANK             BANKING           ALL OTHER        ELIMINATIONS       CONSOLIDATED

Total interest income                   $    9,141         $      222         $      301         $     (326)        $    9,338
Total interest expense                       4,948                120                176               (146)             5,098
                                        ----------         ----------         ----------         ----------         ----------
Net interest income                          4,193                102                125               (180)             4,240
Provision for loan losses                      180                 --                 --                 --                180
                                        ----------         ----------         ----------         ----------         ----------
Net interest income
   after provision                           4,013                102                125               (180)             4,060
                                        ----------         ----------         ----------         ----------         ----------
Total noninterest income                       475                258              1,288             (1,088)               933
Total noninterest expense                    2,534                633                336               (199)             3,304
                                        ----------         ----------         ----------         ----------         ----------
Income before taxes                          1,954               (273)             1,077             (1,069)             1,689
Provision for income taxes                     705                (93)               (53)                --                559
                                        ----------         ----------         ----------         ----------         ----------
Net income                              $    1,249         $     (180)        $    1,130         $   (1,069)        $    1,130
                                        ==========         ==========         ==========         ==========         ==========

Other significant items
Total assets                            $  448,053         $   12,543         $   35,042         $  (33,330)        $  462,308
Depreciation, amortization
   and accretion                              (306)                95                 10                 --               (201)

Revenues from external customers
Total interest income                        9,116                222                 --                 --              9,338
Total noninterest income                       475                258                200                 --                933
                                        ----------         ----------         ----------         ----------         ----------
   Total income                         $    9,591         $      480         $      200                 --         $   10,271
                                        ==========         ==========         ==========         ==========         ==========

Revenues from affiliates
Total interest income                           25                 --                301               (326)                --
Total noninterest income                        --                 --              1,088             (1,088)                --
                                        ----------         ----------         ----------         ----------         ----------
   Total income                         $       25                 --         $    1,389         $   (1,414)                --
                                        ==========         ==========         ==========         ==========         ==========

                                               THREE MONTHS ENDED MARCH 31, 1999
                                                           MORTGAGE
(In thousands)                             BANK             BANKING          ALL OTHER        ELIMINATIONS       CONSOLIDATED

Total interest income                   $    6,601        $      397        $      250         $     (260)        $    6,988
Total interest expense                       3,460               253                50               (263)             3,500
                                        ----------        ----------        ----------         ----------         ----------
Net interest income                          3,141               144               200                  3              3,488
Provision for loan losses                       80                --               (10)                --                 70
                                        ----------        ----------        ----------         ----------         ----------
Net interest income
   after provision                           3,061               144               210                  3              3,418
                                        ----------        ----------        ----------         ----------         ----------
Total noninterest income                       522               793             1,426             (1,277)             1,464
Total noninterest expense                    2,034               873               270                (77)             3,100
                                        ----------        ----------        ----------         ----------         ----------
Income before taxes                          1,549                64             1,366             (1,197)             1,782
Provision for income taxes                     628                22               (28)                --                622
                                        ----------        ----------        ----------         ----------         ----------
Net income                              $      921        $       42        $    1,394         $   (1,197)        $    1,160
                                        ==========        ==========        ==========         ==========         ==========

Other significant items
Total assets                            $  335,697        $   27,450        $   28,280         $  (27,607)        $  363,820
Depreciation, amortization
   and accretion                               229                75                 9                 --                313

Revenues from external customers
Total interest income                        6,591               397                --                 --              6,988
Total noninterest income                       522               793               149                 --              1,464
                                        ----------        ----------        ----------         ----------         ----------
   Total income                         $    7,113        $    1,190        $      149                 --         $    8,452
                                        ==========        ==========        ==========         ==========         ==========

Revenues from affiliates
Total interest income                           10                --               250               (260)                --
Total noninterest income                        --                --             1,277             (1,277)                --
                                        ----------        ----------        ----------         ----------         ----------
   Total income                         $       10                --        $    1,527         $   (1,537)                --
                                        ==========        ==========        ==========         ==========         ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Bank represents virtually all the assets of the Company. The Bank, located in Franklin, Tennessee, was opened in December of 1989 and continues to experience substantial growth. The Bank has five full service branches and expects to open two additional branches in the second quarter of 2000. In August 1996, the Bank opened an insurance subsidiary, Franklin Financial Insurance (formerly Hometown Insurance Agency.) In October 1997, the Bank opened a financial services subsidiary, Franklin Financial Securities. The financial services subsidiary offers financial planning and securities brokerage services through Legg Mason Financial Partners. In December 1997, the Bank began operating its mortgage division as a separate subsidiary, Franklin Financial Mortgage. In August 1998, the mortgage subsidiary opened a retail mortgage origination office in Chattanooga, Tennessee. Franklin Financial Mortgage originates, sells and services wholesale and retail mortgage loans.

FINANCIAL CONDITION

Total assets have grown $31.9 million, or 7.4%, since December 31, 1999, for a total of $462.3 million at March 31, 2000. The growth has been funded by a $35.7 million increase in deposits and net income of $1.1 million, offset partially by a decrease in other borrowings of $4.9 million. Total deposits were $419.6 million at March 31, 2000.

The Bank continues to experience excellent loan demand as demonstrated by the growth in net loans of $21.1 million, or 8.2%, since December 31, 1999. The allowance for loan losses increased $169,000, or 6.8%, since December 31, 1999, for a total of $2.6 million or approximately 0.9% of total loans. The increase is primarily the result of loan growth in the loan portfolio and not because of a decline in asset quality. The Company has seen significant growth in construction and commercial real estate loans which carry a higher reserve factor. Management believes that the level in the allowance for loan losses is adequate at March 31, 2000. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. In addition, Professional Bankers Services, Inc., an external bank consulting firm, performs an annual review of the loan portfolio to provide management with an independent third party opinion regarding the adequacy of the allowance for loan losses. The allowance is below the Bank's peer group average as a percentage of loans. However, the level for loan losses is primarily due to the fact that the Bank has only one loan accounted for on a nonaccrual basis at March 31, 2000 and the Bank's past due loans, at 0.4% of total loans, are substantially below the peer group average. At March 31, 2000, the Bank had loans that were specifically classified as impaired of approximately 500,000. The allowance for loan losses related to impaired loans was $101,000 at March 31, 2000.

At March 31, 2000 the cost of securities classified as available-for-sale exceeded the fair value of the securities by $5.9 million. At December 31, 1999 the cost of securities classified as available-for-sale exceeded fair value of the securities by $6.6 million. As a result, unrealized loss net of taxes of $3.7 million and $4.0 million at March 31, 2000 and December 31, 1999, respectively, is included in "Other Comprehensive Loss" in the stockholders' equity section of the balance sheet. The unrealized loss is primarily due to economic market conditions and increases in interest rates during 1999 and for the three months ended March 31, 2000.

Securities available-for-sale increased $7.6 million, or 5.9%, during the three months ended March 31, 2000 due to overall Bank growth. Premises and equipment increased by $537,000 since December 31, 1999 primarily due to costs related to the relocation of the Bank's Brentwood branch location during the first quarter of 2000 and construction costs related to the Cool Springs and Fieldstone Farms branch facilities scheduled to open in the second quarter of 2000. Accrued income receivable increased $279,000, or 9.9%, since December 31, 1999. This increase is due to the combined increase of $26.8 million in loans and securities since December 31, 1999 and increases in the Bank's prime lending rate. Stockholders' equity increased $1.1 million, or 4.7%, from December 31, 1999 to March 31, 2000. The increase is attributable to $1.1 million in net income and a $324,000 decrease in other comprehensive loss offset by $388,000 in dividends declared.

LIQUIDITY AND CAPITAL RESOURCES

Management continuously monitors the Bank's liquidity, but strives to maintain an asset/liability mix that provides the highest possible net interest margin without taking undue risk with regard to asset quality or liquidity. Liquidity management involves meeting the funds flow requirements of customers who may withdraw funds on deposit or have need to obtain funds to meet their credit needs. Banks in general must maintain adequate cash balances to meet daily cash flow requirements as well as satisfy reserves required by applicable regulations. The cash balances held are one source of liquidity. Other sources of liquidity are provided by the investment portfolio, federal funds purchased, Federal Home Loan Bank advances, sales of loan participations, loan payments, brokered and public funds deposits and the Company's ability to borrow funds as well as issue new capital.

Management believes that liquidity is at an adequate level with cash and due from banks of $13.4 million at March 31, 2000. Loans and securities scheduled to mature within one year exceeded $173.0 million at March 31, 2000, which should provide further liquidity. In addition, approximately $134.9 million of securities are classified as available-for-sale to help meet liquidity needs should they arise. The Company has lines of credit of $10.0 million with lending institutions and the Bank is approved to borrow up to $10.0 million in funds from the Federal Home Loan Bank and $33.5 million in federal funds lines to assist with capital and liquidity needs. The Company has $7.4 million in borrowings against its line of credit and the Bank has no federal funds purchased at March 31, 2000. In February and August, 1998 the Bank entered into long term convertible Federal Home Loan Bank advances with a 10/1 call option totaling $6.0 million. During the fourth quarter of 1999, these advances converted to variable rate advances which reprice quarterly based on LIBOR. The Bank has $1.4 million outstanding in repurchase agreements to further develop its relationship with a customer. The Bank has approximately $49.7 million in brokered deposits at March 31, 2000 to help fund strong loan demand. The majority of these brokered deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank's core deposit base.

Approximately $20.8 million in loan commitments are expected to be funded within the next six months. Furthermore, the Bank has approximately $54.8 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded.

The Bank has been approved to open a full service branch in the Cool Springs area of Franklin. In October 1998, the Company purchased a parcel of land in this area for $650,000. Expenditures related to the facility are expected to be approximately $1.1 million, with completion expected in the second quarter of 2000. The Bank has been approved to open a full service branch facility in the Fieldstone Farms area of Franklin. In July 1999, the Company purchased a parcel of land in this area for $740,000 with additional expenditures related to this facility expected to be approximately $1.2 million. The Company expects to complete construction during the second quarter of 2000.

Management monitors the Company's asset and liability positions in order to maintain a balance between rate sensitive assets and rate sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company's liquidity is adequate at March 31, 2000. Other than as set forth above, there are no known trends, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities, which if they were to be implemented, would have a material adverse effect on the Company's liquidity, capital resources or results of operations.

Net cash flow provided by operating activities was $2.0 million for the first three months of 2000 compared to $800,000 during the same period in 1999, an increase of $1.2 million. The increase in cash flow is due to the sale of loans exceeding loans originated for sale by $2.3 million for the three months ended March 31, 2000 as compared to the loans originated for sale exceeding the sale of loans by $377,000 for the three months ended March 31, 1999. The majority of this change is due to the increased sale of loans as compared to originations in the mortgage banking segment. The increase in cash flow is offset partially by an increase in other assets of $2.1 million in the first three months of 2000 as compared to an increase of $190,000 for the same period in 1999, as well as, an increase in other liabilities of $508,000 in the first three months of 2000 compared to a decrease of $244,000 for the same period in 1999. The increase in cash flow is also slightly offset by accretion exceeding depreciation and amortization for the three months ended March 31, 2000 as compared to depreciation and amortization exceeding accretion in the same period in 1999 resulting from an increase in the purchase of zero coupon agency securities.

Net cash used in investing activities was $30.7 million for the three months ended March 31, 2000 compared to $17.9 million for the three months ended March 31, 1999, representing a $12.8 million increase, which was largely due to the banking segment. The increase in the change in net loans was $21.7 million for the first three months of 2000 compared to $10.9 million in the first three months of 1999. The change in the net investment portfolio also increased from $5.4 million for the three months ended March 31, 1999 to $6.2 million for the three months ended March 31, 2000.

Net cash provided by financing activities was $29.5 million for the first three months of 2000 compared to $13.6 million for the same period in 1999, a $15.9 million increase. The increase is primarily due to an increase in deposits of $35.8 million in the first three months of 2000 compared to $14.8 million for the same period in 1999. The increase is partially offset by a decrease of $4.9 million in other borrowings for the three months ended March 31, 2000 compared to an increase of $93,000 for the same period in the preceding year. The decrease in other borrowings is due to less federal funds purchased at March 31, 2000.

Equity capital exceeds regulatory requirements at March 31, 2000, at 6.3% of average assets. The Company and Bank's minimum capital requirements and compliance with the same are shown in the following table.

                       LEVERAGE CAPITAL                  TIER 1 CAPITAL             TOTAL RISK-BASED CAPITAL
                       ----------------                  --------------             ------------------------
                  REGULATORY                      REGULATORY                       REGULATORY
                   MINIMUM          ACTUAL          MINIMUM          ACTUAL          MINIMUM          ACTUAL
                  ----------        ------        ----------         ------        ----------         ------
Company              3.0%            6.3%            4.0%             8.8%            8.0%             9.6%

Bank                 3.0%            7.8%            4.0%            10.9%            8.0%            11.7%

RESULTS OF OPERATIONS

The Company had net income of $1.1 million in the first quarter of 2000 compared to net income of $1.2 million for the same period in 1999. The Company had income before taxes of $1.7 million for the three months ended March 31, 2000, representing a 5.6% decrease from the $1.8 million recorded for the three months ended March 31, 1999.

Total interest income increased $2.4 million, or 33.6%, in the three months ended March 31, 2000 compared to the same period in 1999, while total interest expense increased $1.6 million, or 45.7%, for the three months ended March 31, 2000 compared to the same period in 1999. The increase in total interest income is primarily attributable to the increase in earning assets of $88.7 million, or 25.9%, for the first three months of 2000 compared to 1999 and a slight increase in yield. The increase in total interest income is primarily due to the banking segment. Interest bearing liabilities increased $97.1 million, or 32.1%, at March 31, 2000 as compared to the same period in 1999. The banking segment continues to experience strong deposit rate competition and cost of deposits increasing in anticipation of Federal Reserve Bank rate increases prior to loan prime lending rates actually increasing.

The provision for loan losses was $180,000 for the three months ended March 31, 2000 as compared to $70,000 for the same period in 1999. While the Bank's asset quality remains good, provisions for loan losses continue to be needed as a result of growth in the Bank's loan portfolio. Net charge-offs were $11,000, or
 .04%, of loans outstanding at March 31, 2000 compared to net recoveries of $8,000, or .03%, of loans outstanding at March 31, 1999.

Total other income of $933,000 in the first quarter of 2000 decreased $531,000 or 36.3% from $1.5 million for the same period in 1999. The decrease was largely attributable to a decrease of $535,000 or 67.5% in loan origination fees related to the mortgage banking segment and a decrease of $72,000 or 100% in gains on the sale of investment securities in the banking segment. These decreases were slightly offset by an increase of $30,000 or 7.9% in service charges on deposit accounts in the banking segment. Mortgage servicing income contributed $33,000 and $410,000 for the three months ended March 31, 2000 and 1999, respectively, to the mortgage banking segment. Other service charges and fees increased $21,000 or 16.8% during the first quarter of 2000 compared to the first quarter of 1999, primarily due to income from the Bank's insurance subsidiary increasing from $51,000 for the first quarter of 1999 to $83,000 for the first quarter of 2000. Income from the Bank's securities subsidiary increased $25,000 or 27.2% to $117,000 during the three months ended March 31, 2000 compared to $92,000 during the same period in 1999.

Total other expenses increased $205,000 or 6.6% during the first quarter of 2000 as compared to the same period in 1999. Salaries and employee benefits increased $171,000 or 10.2% primarily due to additional personnel in the banking segment. Salaries and employee benefits for the mortgage banking segment was $296,000 for the three months ended March 31, 2000 compared to $409,000 for the same period in 1999. The decrease is attributable to a decrease in commission expense from $111,000 in 1999 to $20,000 in 2000 due to the decrease in mortgage loan originations. Occupancy and furniture and equipment expense increased $75,000 or 25.0% and $13,000 or 5.8%, respectively, from the three months ended March 31, 1999 compared to the same period in 2000. The increases are attributable to the costs associated with the relocation of the Bank's Brentwood branch facility and overall Bank growth. Mortgage banking segment expenses decreased $157,000 or 53.2% from the first quarter of 1999 to the first quarter of 2000 primarily due to a decrease in mortgage correspondent pricing related to the decrease in loan originations. Other expenses have increased as a result of the overall growth of the banking segment.

RECENT DEVELOPMENTS

As previously reported, in April 1999, the Bank entered into a memorandum of understanding with the OCC, which obligated the Bank to take action with respect to certain operational conditions. The Bank complied with its obligations under the memorandum of understanding and as of April 10, 2000, the memorandum of understanding was terminated by the OCC.

ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. In June 1999, SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The company will adopt SFAS No. 133 effective January 1, 2001. Management has not yet assessed the impact the adoption of this Standard will have on the Company's financial statements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-bearing liabilities subject to repricing over a specified period and the amount of change in individual interest rates. The liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable net interest income levels. An increasing interest rate environment negatively impacts earnings as the Company's rate sensitive liabilities generally reprice faster than its rate sensitive assets. Conversely, in a decreasing interest rate environment, earnings are positively impacted. This potential asset/liability mismatch in pricing is referred to as "gap" and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one-year time horizon between .7 and 1.3. At March 31, 2000, the Company had a gap ratio of
 .7 for the one-year period ending March 31, 2001. Thus, over the next twelve months, slightly more rate sensitive liabilities will reprice than rate sensitive assets.

A 200 basis point decrease in interest rates spread evenly during the next twelve months is estimated to cause an increase in net interest income of $478,000 as compared to net interest income if interest rates were unchanged during the next twelve months. In comparison, a 200 basis point increase in interest rates spread evenly during the next twelve months is estimated to cause a decrease in net interest income of $478,000 as compared to net interest income if rates were unchanged during the next twelve months. This level of variation is within the Company's acceptable limits. This simulation analysis assumed that savings and checking interest rates had a low correlation to changes in market rates of interest and that certain asset prepayments changed as refinancing incentives evolved. Further, in the event of a change in such magnitude in interest rates, the Company's asset and liability management committee would likely take actions to further mitigage its exposure to the change. However, given the uncertainty of specific conditions and corresponding actions which would be required, the analysis assumed no change in the Company's asset/liability composition.

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

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                FRANKLIN FINANCIAL CORPORATION

Dated: May 12, 2000             By: /s/ Richard E. Herrington
       ----------------            --------------------------------------------
                                Richard E. Herrington, President and Chief
                                Executive Officer (principal executive officer)



Dated:  May 12, 2000            By: /s/ Lisa L. Musgrove
       ----------------            --------------------------------------------
                                Lisa L. Musgrove, Senior Vice President and
                                Chief Financial Officer (principal financial
                                officer)