Form 10-K/A
period 1999-12-31
FRANKLIN FINANCIAL CORP /TN/
filed 2000-06-29
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)
        Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (11,937,740 shares) on March 15, 2000 was approximately $8,833,928. As of such date, no organized trading market existed for the common stock of the registrant. The aggregate market value was computed by reference to the book value of the common stock of the registrant as of December 31, 1999. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock, as of March 15, 2000: 31,054,187 shares of no par value common stock.

The following items are amended:

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as set forth below:

          Part IV, Item 14(a) of the above-referenced Form 10-K is amended to include as Exhibit 99 the information required by Form 11-K with respect to the Franklin Financial Employees Retirement Savings Plan (the "Plan"), which exhibit is filed as part of the above-referenced Form 10-K in lieu of a separate filing of an Annual Report on Form 11-K for the Plan for the fiscal year ended December 31, 1999, in accordance with Rule 15d-21.

          Exhibit 23.1 Consent of Heathcott & Mullaly, P.C.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FRANKLIN FINANCIAL CORPORATION

                                     By: /s/ Richard E. Herrington
                                        -------------------------------------
                                        Richard E. Herrington
                                        President and Chief Executive Officer


Date: June 27, 2000