Form 10-Q
period 2000-06-30
FRANKLIN FINANCIAL CORP /TN/
filed 2000-08-14
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
      June 30, 2000                                              0-24133


                         FRANKLIN FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Tennessee                                                    62-1376024
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

230 Public Square, Franklin, Tennessee                          37064
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          (615)790-2265
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

                       Yes     [X]            No   [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, No Par Value                      31,197,757
         --------------------------             ------------------------------
                 Class                          Outstanding at August 11, 2000

                         PART I. - FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                  (In Thousands)
                                                                                         June 30,              December 31,
                             ASSETS                                                        2000                    1999
Cash and cash equivalents                                                              $     16,487               12,701
Federal funds sold                                                                              541                   --
Investment securities available-for-sale, at fair value                                      62,575               57,823
Mortgage-backed securities available-for-sale, at fair value                                 75,026               69,527
Investment securities held-to-maturity, fair value $ 2,722
  at June 30, 2000 and $2,813 December 31, 1999                                               2,727               2,808
Mortgage-backed securities held-to-maturity, fair value
  $351 at June 30, 2000 and $377 at December 31, 1999                                           355                  380
Federal Home Loan and Federal Reserve Bank stock                                              2,026                1,608
Loans held for sale                                                                           8,557               11,147
Loans                                                                                       287,155              259,764
Allowance for loan losses                                                                    (2,704)              (2,480)
------------------------------------------------------------------------------------------------------------------------
                        Loans, net                                                          284,451              257,284
------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                 10,570                8,564
Accrued interest receivable                                                                   3,170                2,814
Mortgage servicing rights                                                                     1,518                1,585
Other assets                                                                                  4,178                4,159
------------------------------------------------------------------------------------------------------------------------
                                                                                       $    472,181              430,400
------------------------------------------------------------------------------------------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                                                               $     37,830               37,099
     Interest-bearing                                                                       377,706              346,758
------------------------------------------------------------------------------------------------------------------------
                          Total deposits                                                    415,536              383,857
   Repurchase agreements                                                                      1,421                2,421
   Other borrowings                                                                          28,684               19,052
   Accrued interest payable                                                                   1,409                1,322
   Other liabilities                                                                            331                  889
------------------------------------------------------------------------------------------------------------------------
                          Total liabilities                                                 447,381              407,541
------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Common stock, No par value. Authorized
   500,000,000 shares; issued 31,197,717
   and 31,052,683 at June 30, 2000 and December 31, 1999,
   respectively                                                                              11,453               11,345
   Accumulated other comprehensive income, net of tax                                        (3,748)              (3,988)
   Retained earnings                                                                         17,095               15,502
------------------------------------------------------------------------------------------------------------------------
                          Total stockholders' equity                                         24,800               22,859
------------------------------------------------------------------------------------------------------------------------
                                                                                       $    472,181              430,400
------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited and in thousands except for per share data)

                                                                Three Months Ended       Six Months Ended
                                                                     June 30,                June 30,
Interest income:                                                2000         1999        2000        1999
                                                              --------     --------    --------    --------
   Interest and fees on loans                                 $  7,591       6,236      14,627      12,070
   Taxable securities                                            2,139       1,007       4,215       1,903
   Tax-exempt securities                                           219         168         429         348
   Federal funds sold                                               18          23          34         101
----------------------------------------------------------------------------------------------------------
                     Total interest income                       9,967       7,434      19,305      14,422
----------------------------------------------------------------------------------------------------------
Interest expense:
   Certificates of deposit over $100,000                         2,186       1,366       4,034       2,779
   Other deposits                                                3,022       2,004       5,820       3,927
   Federal Home Loan Bank advances                                  97         100         237         175
   Other borrowed funds                                            314         130         626         219
----------------------------------------------------------------------------------------------------------
                     Total interest expense                      5,619       3,600      10,717       7,100
----------------------------------------------------------------------------------------------------------
                     Net interest income                         4,348       3,834       8,588       7,322
Provision for loan losses                                          150         150         330         220
----------------------------------------------------------------------------------------------------------
                     Net interest income after
                     provision for loan losses                   4,198       3,684       8,258       7,102
Other income:
   Service charges on deposit accounts                             511         442         923         824
   Mortgage banking activities                                     301         619         559       1,412
   Other service charges, commissions and fees                     168         138         314         263
   Commissions on sale of annuities and brokerage activity         120         113         237         205
   Gain on sale of investment securities                            18          32          18         104
----------------------------------------------------------------------------------------------------------
                      Total other income                         1,118       1,344       2,051       2,808
----------------------------------------------------------------------------------------------------------
Other expenses:
   Salaries and employee benefits                                1,931       1,703       3,779       3,380
   Occupancy expense                                               409         230         784         530
   Mortgage banking                                                127         467         265         830
   Furniture and equipment                                         267         320         505         545
   Communications and supplies                                     133         124         254         248
   Advertising and marketing                                        88          56         177         118
   FDIC and regulatory assessments                                  51          30          99          60
   Loss on sale of mortgage loans                                   22         228          95         304
   Other                                                           420         132         794         375
----------------------------------------------------------------------------------------------------------
                      Total other expenses                       3,448       3,290       6,752       6,390
----------------------------------------------------------------------------------------------------------
                      Income before income taxes                 1,868       1,738       3,557       3,520
Income taxes                                                       627         610       1,186       1,232
----------------------------------------------------------------------------------------------------------
                      NET INCOME                              $  1,241       1,128       2,371       2,288
----------------------------------------------------------------------------------------------------------
 NET INCOME PER SHARE - BASIC                                 $   0.04        0.04        0.08        0.07
----------------------------------------------------------------------------------------------------------
 NET INCOME PER SHARE - DILUTED                               $   0.04        0.03        0.07        0.07
----------------------------------------------------------------------------------------------------------
Dividends declared per share                                    0.0125        0.01       0.025        0.02
Weighted average shares outstanding:
Basic                                                           31,187      30,544      31,120      30,508
Diluted                                                         34,178      34,665      34,260      34,799

See Notes to Consolidated Financial Statements

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            (In thousands)
                                                                           Six Months Ended
                                                                               June 30,
                                                                       2000             1999
                                                                     --------         --------
Cash flows from operating activities:
   Net income                                                        $  2,371            2,288
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation, amortization and accretion                            (203)             584
     Provision for loan losses                                            330              220
     Loans originated for sale                                        (18,577)         (54,655)
     Proceeds from sale of loans                                       21,167           54,783
     Gain on sale of investment securities                                 18             (104)
     Loss on sale of loans                                                 89              207
     Gain on sale of other real estate owned                               (7)              --
     Increase in accrued interest receivable                             (356)            (259)
     Increase in accrued interest payable                                  87              212
     Increase in other assets                                            (494)            (670)
     Decrease in other liabilities                                       (558)            (266)
----------------------------------------------------------------------------------------------
                   Net cash provided by operating activities            3,831            2,340
----------------------------------------------------------------------------------------------
Cash flows from investing activities:
   (Increase) decrease in federal funds sold                             (541)           8,229
   Proceeds from maturities of securities available-for-sale            7,089            7,918
   Proceeds from sale of securities available-for-sale                  1,712            8,545
   Proceeds from maturities of securities held-to-maturity                109            1,448
   Purchases of securities available-for-sale                         (17,579)         (24,718)
   Purchase of Federal Home Loan and Federal Reserve stock               (418)            (187)
   Net increase in loans                                              (27,586)         (23,659)
   Purchases of premises and equipment, net                            (2,472)            (302)
----------------------------------------------------------------------------------------------
                    Net cash used in investing activities             (39,686)         (22,726)
----------------------------------------------------------------------------------------------
Cash flows from financing activities
   Net proceeds from issuance of common stock                             108              113
   Dividend paid                                                         (778)            (611)
   Increase in deposits                                                31,679           18,314
   Decrease in repurchase agreements                                   (1,000)          (1,000)
   Increase in other borrowings                                         9,632            1,163
----------------------------------------------------------------------------------------------
                    Net cash provided by financing activities          39,641           17,979
----------------------------------------------------------------------------------------------

                    Net increase (decrease) in cash                     3,786           (2,407)
Cash and cash equivalents at beginning of period                       12,701           13,089
----------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                           $ 16,487           10,682
----------------------------------------------------------------------------------------------
Cash payments for interest                                           $ 10,630            6,888
Cash payments for income taxes                                       $  1,686              931
----------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements

                         FRANKLIN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Financial Corporation and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentation.

NOTE B - COMPREHENSIVE INCOME

On January 1, 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. The following table sets forth the amounts in thousands of other comprehensive income included in equity for the six months ended June 30, 2000 and 1999.

                                                                            June 30, 2000     June 30, 1999
                                                                            -------------     -------------
                                                                                     (in thousands)
Total comprehensive income                                                      $2,509            $   928
Net unrealized gain (loss) on securities available for sale                     $  240            $(2,091)

NOTE C - DIVIDENDS

In May, 2000, the Company's Board of Directors declared a $.0125 per share cash dividend payable on July 5, 2000.

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

                         SIX MONTHS ENDED JUNE 30, 2000

                                                    MORTGAGE
(In thousands)                         BANK         BANKING     ALL OTHER      ELIMINATIONS     CONSOLIDATED
                                    ----------     ---------    ----------     ------------     ------------
Total interest income               $   18,924     $     429    $      651     $       (699)    $     19,305
Total interest expense                  10,417           245           349             (294)          10,717
                                    ----------     ---------    ----------     ------------     ------------
Net interest income                      8,507           184           302             (405)           8,588
Provision for loan losses                  330            --            --               --              330
                                    ----------     ---------    ----------     ------------     ------------
Net interest income
   after provision                       8,177           184           302             (405)           8,258
                                    ----------     ---------    ----------     ------------     ------------
Total noninterest income                 1,064           559         2,703           (2,275)           2,051
Total noninterest expense                5,235         1,195           720             (398)           6,752
                                    ----------     ---------    ----------     ------------     ------------
Income before taxes                      4,006          (452)        2,285           (2,282)           3,557
Provision for income taxes               1,437          (153)          (98)              --            1,186
                                    ----------     ---------    ----------     ------------     ------------
Net income (loss)                   $    2,569     $    (299)   $    2,383     $     (2,282)    $      2,371
                                    ==========     =========    ==========     ============     ============

Other significant items
Total assets                        $  459,382     $  11,977    $   35,298     $    (34,476)    $    472,181
Depreciation, amortization
   and accretion                          (423)          200            20               --             (203)

Revenues from external customers
Total interest income                   18,876           429            --               --           19,305
Total noninterest income                 1,064           559           428               --            2,051
                                    ----------     ---------    ----------     ------------     ------------
   Total income                     $   19,940     $     988    $      428     $         --     $     21,356
                                    ==========     =========    ==========     ============     ============

Revenues from affiliates
Total interest income                       48            --           651             (699)              --
Total noninterest income                    --            --         2,275           (2,275)              --
                                    ----------     ---------    ----------     ------------     ------------
   Total income                     $       48     $      --    $    2,926     $     (2,974)    $         --
                                    ==========     =========    ==========     ============     ============

                         SIX MONTHS ENDED JUNE 30, 1999

                                                 MORTGAGE
(In thousands)                        BANK       BANKING      ALL OTHER      ELIMINATIONS     CONSOLIDATED
                                    --------    ----------    ----------     ------------     ------------
Total interest income               $ 13,588    $      855    $      500     $       (521)    $     14,422
Total interest expense                 7,021           545           100             (566)           7,100
                                    --------    ----------    ----------     ------------     ------------
Net interest income                    6,567           310           400               45            7,322
Provision for loan losses                230            --           (10)              --              220
                                    --------    ----------    ----------     ------------     ------------
Net interest income
   after provision                     6,337           310           410               45            7,102
                                    --------    ----------    ----------     ------------     ------------
Total noninterest income               1,061         1,412         2,382           (2,047)           2,808
Total noninterest expense              4,144         1,806           594             (154)           6,390
                                    --------    ----------    ----------     ------------     ------------
Income before taxes                    3,254           (84)        2,198           (1,848)           3,520
Provision for income taxes             1,327           (29)          (66)              --            1,232
                                    --------    ----------    ----------     ------------     ------------
Net income (loss)                   $  1,927    $      (55)   $    2,264     $     (1,848)    $      2,288
                                    ========    ==========    ==========     ============     ============

Other significant items
Total assets                        $339,408    $   27,883    $   27,722     $    (27,023)    $    367,990
Depreciation, amortization
   and accretion                         404           162            18               --              584

Revenues from external customers
Total interest income                 13,567           855            --               --           14,422
Total noninterest income               1,061         1,412           335               --            2,808
                                    --------    ----------    ----------     ------------     ------------
   Total income                     $ 14,628    $    2,267    $      335     $         --     $     17,230
                                    ========    ==========    ==========     ============     ============

Revenues from affiliates
Total interest income                     21            --           500             (521)              --
Total noninterest income                  --            --         2,047           (2,047)              --
                                    --------    ----------    ----------     ------------     ------------
   Total income                     $     21    $       --    $    2,547     $     (2,568)    $         --
                                    ========    ==========    ==========     ============     ============

SUBSEQUENT EVENTS

On June 6, 2000, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission to register up to $16 million in aggregate principal amount of floating rate trust preferred securities (the "Trust Preferred Securities"). The Trust Preferred Securities were offered and sold through Franklin Capital Trust I, a Delaware business trust and wholly owned subsidiary of the Company, on a best efforts basis with a minimum of $10.0 million and a maximum of $16.0 million to be sold in the offering. The Trust Preferred Securities will pay cumulative cash distributions accumulating from the date of issuance at an annual rate of three-month LIBOR plus 3.50% of the liquidation amount of $1,000 per preferred security on a quarterly basis beginning October 15, 2000. The Trust Preferred Securities have a thirty year maturity and may be redeemed by the Company upon the earlier of five years or the occurrence of certain other conditions. On July 17, 2000 and August 11, 2000 the Company completed the sale of $11.0 million and $5.0 million, respectively, of the Trust Preferred Securities. The Company received net proceeds of approximately $15.5 million from the offering, which it intends to use to repay indebtedness under its line of credit and for general corporate purposes, including capital investments in the Bank.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Bank represents virtually all the assets of the Company. The Bank, located in Franklin, Tennessee, was opened in December of 1989 and continues to experience substantial growth. The Bank has seven full service branches. In August 1996, the Bank opened an insurance subsidiary, Franklin Financial Insurance. In October 1997, the Bank opened a financial services subsidiary, Franklin Financial Securities. The financial services subsidiary offers financial planning and securities brokerage services through Legg Mason Financial Partners. In December 1997, the Bank began operating its mortgage division as a separate subsidiary, Franklin Financial Mortgage. In August 1998, the mortgage subsidiary opened a retail mortgage origination office in Chattanooga, Tennessee. Franklin Financial Mortgage originates, sells and services wholesale and retail mortgage loans.

FINANCIAL CONDITION

Total assets have grown $41.8 million, or 9.7%, since December 31, 1999, for a total of $472.2 million at June 30, 2000. The growth has been funded by a $31.7 million increase in deposits, net income of $2.4 million, and an increase in other borrowings of $9.6 million. Total deposits were $415.5 million at June 30, 2000.

The Bank continues to experience excellent loan demand as demonstrated by the growth in net loans of $27.2 million, or 10.6%, since December 31, 1999. The allowance for loan losses increased $224,000, or 9.0%, since December 31, 1999, for a total of $2.7 million or approximately 0.9% of total loans. The increase is primarily the result of loan growth in the loan portfolio and not because of a decline in asset quality. The Company has seen significant growth in construction and commercial real estate loans which carry a higher reserve factor. Management believes that the level in the allowance for loan losses is adequate at June 30, 2000. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. In addition, Professional Bankers Services, Inc., an external bank consulting firm, performs an annual review of the loan portfolio to provide management with an independent third party opinion regarding the adequacy of the allowance for loan losses. The allowance is below the Bank's peer group average as a percentage of loans. However, the level for loan losses is primarily due to the fact that the Bank has no loans accounted for on a nonaccrual basis at June 30, 2000 and the Bank's past due loans, at 0.9% of total loans, are substantially below the peer group average. At June 30, 2000, the Bank had loans that were specifically classified as impaired of approximately $786,000. The allowance for loan losses related to impaired loans was $93,000 at June 30, 2000.

At June 30, 2000 the cost of securities classified as available-for-sale exceeded the fair value of the securities by $6.0 million. At December 31, 1999 the cost of securities classified as available-for-sale exceeded the fair value of the securities by $6.6 million. As a result, unrealized loss net of taxes of $3.7 million and $4.0 million at June 30, 2000 and December 31, 1999, respectively, is included in "Other Comprehensive Loss" in the stockholders' equity section of the balance sheet. The unrealized loss is primarily due to economic market conditions and increases in interest rates during 1999 and for the six months ended June 30, 2000.

Securities available-for-sale increased $10.3 million, or 8.0%, during the six months ended June 30, 2000 due to overall Bank growth. Premises and equipment increased by $2.0 million since December 31, 1999 primarily due to costs related to the relocation of the Bank's Brentwood branch location during the first quarter of 2000 and construction costs related to the Cool Springs and Fieldstone Farms branch facilities which opened in the second quarter of 2000. Accrued income receivable increased $356,000, or 12.7%, since December 31, 1999. This increase is due to the combined increase of $35.4 million in loans and securities since December 31, 1999 and increases in the Bank's prime lending rate. Stockholders' equity increased $1.9 million, or 8.5%, from December 31, 1999 to June 30, 2000. The increase is primarily attributable to $2.4 million in net income and a $240,000 decrease in other comprehensive loss offset by $778,000 in dividends declared.

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

Management believes that liquidity is at an adequate level with cash and due from banks of $16.5 million at June 30, 2000. Loans and securities scheduled to mature within one year exceeded $177.7 million at June 30, 2000, which should provide further liquidity. In addition, approximately $137.6 million of securities are classified as available-for-sale to help meet liquidity needs should they arise. The Company has lines of credit of $10.0 million with lending institutions and the Bank is approved to borrow up to $10.0 million in funds from the Federal Home Loan Bank and $35.0 million in federal funds lines to assist with capital and liquidity needs. The Company has $7.6 million in borrowings against its line of credit and the Bank has $14.4 million federal funds purchased at June 30, 2000. In February and August, 1998 the Bank entered into long term convertible Federal Home Loan Bank advances with a ten year maturity and one year call option totaling $6.0 million. During the fourth quarter of 1999, these advances converted to variable rate advances which reprice quarterly based on LIBOR. The Bank has $1.4 million outstanding in repurchase agreements to further develop its relationship with a customer. The Bank has approximately $52.2 million in brokered deposits at June 30, 2000 to help fund strong loan demand. The majority of these brokered deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank's core deposit base.

Approximately $21.3 million in loan commitments are expected to be funded within the next six months. Furthermore, the Bank has approximately $50.0 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded.

The Bank is beginning the application process for two additional full service branch locations in Davidson County, Tennessee. The Company plans to lease facilities in Green Hills and Nashville with annual lease payments of $112,000 and $169,000 respectively. Expenditures related to the facilities are expected to be approximately $50,000. Both locations are expected to open in the first quarter of 2001.

As discussed in Note E, the Company has completed the sale of $16.0 million of Trust Preferred Securities. The Company received net proceeds of $15.5 million which it intends to use to repay indebtedness on its line of credit and for corporate expenses.

Management monitors the Company's asset and liability positions in order to maintain a balance between rate sensitive assets and rate sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company's liquidity is adequate at June 30, 2000. Other than as set forth above, there are no known trends, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities, which if they were to be implemented, would have a material adverse effect on the Company's liquidity, capital resources or results of operations.

Net cash flow provided by operating activities was $3.8 million for the first six months of 2000 compared to $2.3 million during the same period in 1999, an increase of $1.5 million. The increase in cash flow is due to the sale of loans exceeding loans originated for sale by $2.6 million for the six months ended June 30, 2000 as compared to $128,000 for the six months ended June 30, 1999. The majority of this change is due to the increased sale of loans as compared to originations in the mortgage banking segment. The increase in cash flow is offset partially by an increase in other assets of $494,000 in the first six months of 2000 as compared to an increase of $670,000 for the same period in 1999, as well as, a decrease in other liabilities of $558,000 in the first six months of 2000 compared to a decrease of $266,000 for the same period in 1999. The increase in cash flow is also slightly offset by accretion exceeding depreciation and amortization for the six months ended June 30, 2000 as compared to depreciation and amortization exceeding accretion in the same period in 1999 resulting from an increase in the purchase of zero coupon agency securities.

Net cash used in investing activities was $39.7 million for the six months ended June 30, 2000 compared to $22.7 million for the six months ended June 30, 1999, representing a $17.0 million increase, which was largely due to the banking segment. The increase in the change in net loans was $27.6 million for the first six months of 2000 compared to $23.7 million in the first six months of 1999. The change in the net investment portfolio also increased from $6.8 million for the six months ended June 30, 1999 to $8.7 million for the six months ended June 30, 2000. Federal funds sold increased $541,000 for the six months ended June 30, 2000 compared to a decrease of $8.2 million for the same period in 1999. Purchases of premises and equipment increased $2.5 million for the first six months of 2000 compared to $300,000 for the same period in 1999. The increase is primarily due to the construction cost related to the Cool Springs and Fieldstone Farms branch locations.

Net cash provided by financing activities was $39.6 million for the first six months of 2000 compared to $18.0 million for the same period in 1999, a $21.6 million increase. The increase is primarily due to an increase in deposits of $31.7 million in the first six months of 2000 compared to $18.3 million for the same period in 1999. The increase is also due to an increase of $9.6 million in other borrowings for the six months ended June 30, 2000 compared to an increase of $1.2 million for the same period in the preceding year. The increase in other borrowings is due to more federal funds purchased at June 30, 2000.

Equity capital exceeded regulatory requirements at June 30, 2000, at 6.0% of average assets. The Company and Bank's minimum capital requirements and compliance with the same are shown in the following table.

                     LEVERAGE CAPITAL            TIER 1 CAPITAL           TOTAL RISK-BASED CAPITAL
                    -------------------        -------------------        -------------------------
                    REGULATORY                 REGULATORY                 REGULATORY
                    MINIMUM      ACTUAL        MINIMUM      ACTUAL        MINIMUM            ACTUAL
                    ----------   ------        ----------   ------        ----------         ------
Company               3.0%        6.0%            4.0%       9.1%            8.0%             10.0%

Bank                  3.0%        7.4%            4.0%      11.2%            8.0%             12.1%


RESULTS OF OPERATIONS

The Company had net income of $1.2 million in the second quarter and $2.4 million for the first six months of 2000 compared to net income of $1.1 million and $2.3 million for the same periods in 1999. Net income for the second quarter and six months ending June 30, 2000 increased $113,000 and $83,000, respectively.

Total interest income increased $2.5 million, or 34.1%, in the three months ended June 30, 2000 and $4.9 million, or 33.9%, compared to the same period in 1999. Total interest expense increased $2.0 million, or 56.1%, for the three months ended June 30, 2000 and $3.6 million, or 50.9%, compared to the same periods in 1999. The increase in total interest income is primarily attributable to the increase in earning assets of $93.7 million, or 25.9%, for the first six months of 2000 compared to 1999 and a slight increase in yield. The increase in total interest income is primarily due to the banking segment. Interest bearing liabilities increased $96.7 million, or 31.1%, at June 30, 2000 as compared to the same period in 1999. The banking segment continues to experience strong deposit rate competition and cost of deposits increasing in anticipation of Federal Reserve Bank rate increases prior to loan prime lending rates actually increasing.

The provision for loan losses was $150,000 for the three months ended June 30, 2000 and 1999. The year-to-date provision is $330,000 for the six months ended June 30, 2000 as compared to $220,000 for the same period in 1999. While the Bank's asset quality remains good, provisions for loan losses continue to be needed as a result of growth in the Bank's loan portfolio. Net charge-offs were $105,000, or.04%, of loans outstanding at June 30, 2000 compared to net charge-offs of $16,000, or .01%, of loans outstanding at June 30, 1999.

Total other income of $1.1 million in the second quarter of 2000 decreased $226,000, or 16.8%, from $1.3 million for the same period in 1999. The decrease was largely attributable to a decrease of $318,000, or 51.4%, in loan origination fees related to the mortgage banking segment offset slightly by an increase of $69,000, or 15.6%, in service charges on deposit accounts in the banking segment. Total other income of $2.1 million for the six months ended June 30, 2000 decreased $757,000, or 27.0%, from $2.8 million for the six months ended June 30, 1999. The decrease is primarily due to loan origination fees related to the mortgage banking segment decreasing $853,000, or 60.4%, and a decrease of $86,000, or 82.7%, in the gain on sale of investment securities in the banking segment. These decreases were slightly offset by an increase of $99,000, or 12.0%, in service charges on deposit accounts in the banking segment. Mortgage servicing rights income contributed $101,000 and $664,000 for the six months ended June 30, 2000 and 1999, respectively, to the mortgage banking segment. Other service charges and fees increased $51,000, or 19.4% during the first half of 2000 compared to the first half of 1999, primarily due to income from the Bank's insurance subsidiary increasing from $117,000 for the first six months of 1999 to $185,000 for the first six months of 2000. Income from the Bank's securities subsidiary increased $32,000, or 15.6%, to $237,000 during the six months ended June 30, 2000 compared to $205,000 during the same period in 1999.

Total other expenses increased $158,000, or 4.8%, during the second quarter of 2000 as compared to the same period in 1999. Total other expenses increased $362,000, or 5.7%, for the six months ended June 30, 2000 as compared to the same period in 1999. Salaries and employee benefits increased $399,000, or 11.8%, primarily due to additional personnel for the two new branch locations in the banking segment. Salaries and employee benefits for the mortgage banking segment was $579,000 for the six months ended June 30, 2000 compared to $781,000 for the same period in 1999. The decrease is attributable to a decrease in commission expense from $198,000 in 1999 to $68,000 in 2000 due to the decrease in mortgage loan originations. Occupancy expense increased $254,000, or 47.9%, from the six months ended June 30, 1999 compared to the same period in 2000. The increases are attributable to the costs associated with the relocation of the Bank's Brentwood branch facility, the opening of the Cool Springs and Fieldstone Farms branch facilities and overall Bank growth. Mortgage banking segment expenses decreased $565,000, or 68.1%, from the first half of 1999 to the first half of 2000 primarily due to a decrease in mortgage correspondent pricing related to the decrease in loan originations. Other expenses have increased as a result of the overall growth of the banking segment.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-bearing liabilities subject to repricing over a specified period and the amount of change in individual interest rates. The liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable net interest income levels. An increasing interest rate environment negatively impacts earnings as the Company's rate sensitive liabilities generally reprice faster than its rate sensitive assets. Conversely, in a decreasing interest rate environment, earnings are positively impacted. This potential asset/liability mismatch in pricing is referred to as "gap" and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of
1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one-year time horizon between .7 and 1.3. At June 30, 2000, the Company had a gap ratio of .7 for the one-year period ending June 30, 2001. Thus, over the next twelve months, slightly more rate sensitive liabilities will reprice than rate sensitive assets.

A 200 basis point decrease in interest rates spread evenly during the next twelve months is estimated to cause an increase in net interest income of $482,000 as compared to net interest income if interest rates were unchanged during the next twelve months. In comparison, a 200 basis point increase in interest rates spread evenly during the next twelve months is estimated to cause a decrease in net interest income of $482,000 as compared to net interest income if rates were unchanged during the next twelve months. This level of variation is within the Company's acceptable limits. This simulation analysis assumed that savings and checking interest rates had a low correlation to changes in market rates of interest and that certain asset prepayments changed as refinancing incentives evolved. Further, in the event of a change in such magnitude in interest rates, the Company's asset and liability management committee would likely take actions to further mitigage its exposure to the change. However, given the uncertainty of specific conditions and corresponding actions which would be required, the analysis assumed no change in the Company's asset/liability composition.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 16, 2000 the Company held its 2000 Annual Meeting of Shareholders. At the meeting, the following persons were elected to serve on the company's Board of Directors for a term of one year and until their successors are elected and have qualified: Richard E. Herrington, Gordon E. Inman, Charles R. Lanier, D. Wilson Overton, Edward M. Richey, Edward P. Silva, Melody J. Smiley and James W. Cross,
IV. The number of votes cast for and against the election of each nominee for director was as follows:

      Director                             For                 Against
      --------                             ---                 -------
Richard E. Herrington                  27,153,684                 0

Gordon E. Inman                        27,153,684                 0

Charles R. Lanier                      27,153,684                 0

D. Wilson Overton                      27,153,684                 0

Edward M. Richey                       27,153,684                 0

Edward P. Silva                        27,153,684                 0

Melody J. Smiley                       27,149,084                 0

James W. Cross, IV                     27,147,712                 0


In addition, the shareholders approved the adoption of the Company's 2000 Stock Option Plan. The number of votes cast for the Plan was 21,110,536 with 761,266 against.

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

      (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FRANKLIN FINANCIAL CORPORATION

Dated:   August 14, 2000              By: /s/ Richard E. Herrington
         -------------------              --------------------------------------
                                          Richard E. Herrington, President and
                                          Chief Executive Officer (principal
                                          executive officer)




Dated:   August 14, 2000              By: /s/ Lisa L. Musgrove
         --------------------             --------------------------------------
                                          Lisa L. Musgrove, Senior Vice
                                          President and Chief Financial
                                          Officer (principal financial officer)