Form 10-Q
period 2000-09-30
FRANKLIN FINANCIAL CORP /TN/
filed 2000-11-14
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
    September 30, 2000                                           0-24133


                         FRANKLIN FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


Tennessee                                                        62-1376024
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

230 Public Square, Franklin, Tennessee                             37064
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (615)790-2265

Not applicable
(Former name, former address and formal fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X   No
                         -----   -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, No Par Value                  7,799,404
         --------------------------                  ---------
                  Class                   Outstanding at September 14, 2000

                         PART I. - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         (In Thousands)
                                                                 September 30,    December 31,
                         ASSETS                                      2000            1999
Cash and cash equivalents                                         $  13,773          12,701
Federal funds sold                                                      282              --
Investment securities available-for-sale, at fair value              75,855          57,823
Mortgage-backed securities available-for-sale, at fair value        143,433          69,527
Investment securities held-to-maturity, fair value $2,754
  at September 30, 2000 and $2,813 December 31, 1999                  2,730           2,808
Mortgage-backed securities held-to-maturity, fair value
  $340 at September 30, 2000 and $377 at December 31, 1999              342             380
Federal Home Loan and Federal Reserve Bank stock                      3,145           1,608
Loans held for sale                                                   9,144          11,147
Loans                                                               302,705         259,764
Allowance for loan losses                                            (2,860)         (2,480)
                                                                  ---------         -------
                        Loans, net                                  299,845         257,284
                                                                  ---------         -------
Premises and equipment, net                                          10,852           8,564
Accrued interest receivable                                           4,190           2,814
Mortgage servicing rights                                             1,496           1,585
Other assets                                                          3,657           4,159
                                                                  ---------         -------
                                                                  $ 568,744         430,400
                                                                  ---------         -------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                                          $  34,771          37,099
     Interest-bearing                                               416,724         346,758
                                                                  ---------         -------
                          Total deposits                            451,495         383,857
   Repurchase agreements                                              1,521           2,421
   Other borrowings                                                  85,621          19,052
   Accrued interest payable                                           2,258           1,322
   Other liabilities                                                    717             889
                                                                  ---------         -------
                          Total liabilities                         541,612         407,541
                                                                  ---------         -------
Stockholders' equity:
   Common stock, No par value, Authorized
   500,000,000 shares; issued 7,799,439 and 7,763,171
   at September 30, 2000 and December 31, 1999,
   respectively                                                      11,453          11,345
   Accumulated other comprehensive income, net of tax                (2,171)         (3,988)
   Retained earnings                                                 17,850          15,502
                                                                  ---------         -------
                          Total stockholders' equity                 27,132          22,859
                                                                  ---------         -------
                                                                  $ 568,744         430,400
                                                                  ---------         -------

See Notes to Consolidated Financial Statements

                FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (UNAUDITED AND IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                   Three Months Ended           Nine Months Ended
                                                                      September 30,                September 30,
Interest income:                                                  2000            1999          2000          1999
   Interest and fees on loans                                   $  8,017          6,394        22,644        18,464
   Taxable securities                                              2,969          1,175         7,184         3,078
   Tax-exempt securities                                             293            171           722           519
   Federal funds sold                                                 12             47            46           148
                                                                --------        -------       -------       -------
                     Total interest income                        11,291          7,787        30,596        22,209
                                                                --------        -------       -------       -------
Interest expense:
   Certificates of deposit over $100,000                           2,229          1,301         6,263         4,080
   Other deposits                                                  3,745          2,333         9,565         6,260
   Federal Home Loan Bank advances                                   440             15           677           252
   Other borrowed funds                                              640            161         1,266           318
                                                                --------        -------       -------       -------
                     Total interest expense                        7,054          3,810        17,771        10,910
                                                                --------        -------       -------       -------
                     Net interest income                           4,237          3,977        12,825        11,299
Provision for loan losses                                            190             10           520           230
                                                                --------        -------       -------       -------
                     Net interest income after
                     provision for loan losses                     4,047          3,967        12,305        11,069
Other income:
   Service charges on deposit accounts                               520            452         1,443         1,276
   Mortgage banking activities                                       366            196           925         1,608
   Other service charges, commissions and fees                       179            126           493           389
   Commissions on sale of annuities and brokerage activity           170            108           407           313
   Gain on sale of investment securities                              49             --            67           104
                                                                --------        -------       -------       -------
                      Total other income                           1,284            882         3,335         3,690
                                                                --------        -------       -------       -------
Other expenses:
   Salaries and employee benefits                                  2,058          1,714         5,837         5,094
   Occupancy expense                                                 452            404         1,236           934
   Mortgage banking                                                  123            218           388           744
   Furniture and equipment                                           397            171           902           716
   Communications and supplies                                       143            120           397           368
   Advertising and marketing                                          99             75           276           193
   FDIC and regulatory assessments                                    44             37           143            97
   (Gain) loss on sale of mortgage loans                             (39)           240            56           544
   Other                                                             356            382         1,150         1,059
                                                                --------        -------       -------       -------
                      Total other expenses                         3,633          3,361        10,385         9,749
                                                                --------        -------       -------       -------
                      Income before income taxes                   1,698          1,488         5,255         5,010
Income taxes                                                         553            487         1,739         1,719
                                                                --------        -------       -------       -------
                      Net income                                $  1,145          1,001         3,516         3,291
                                                                --------        -------       -------       -------
 Net income per share - basic                                   $   0.15           0.13          0.45          0.43
                                                                --------        -------       -------       -------
 Net income per share - diluted                                 $   0.14           0.12          0.42          0.39
                                                                --------        -------       -------       -------
Dividends declared per share                                        0.05           0.04          0.15          0.12
Weighted average shares outstanding:
Basic                                                              7,799          7,664         7,787         7,640
Diluted                                                            8,370          8,393         8,366         8,375

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         (In thousands)
                                                                        Nine Months Ended
                                                                          September 30,
                                                                      2000             1999
                                                                      ----             ----
Cash flows from operating activities:
   Net income                                                      $   3,516           3,291
   Adjustments to reconcile net income to net cash
     provided  by operating activities:
     Depreciation, amortization and accretion                           (216)            804
     Provision for loan losses                                           520             230
     Loans originated for sale                                       (29,876)        (69,179)
     Proceeds from sale of loans                                      31,879          82,340
     Gain on sale of investment securities                               (67)           (104)
     Loss on sale of loans                                                50             422
     Gain on sale of other real estate owned                              (7)             --
     Increase in accrued interest receivable                          (1,376)           (362)
     Increase in accrued interest payable                                936              37
     Increase in other assets                                         (1,014)         (1,445)
     Decrease in other liabilities                                      (172)           (147)
                                                                   ---------         -------
                   Net cash provided by operating activities           4,173          15,887
                                                                   ---------         -------
Cash flows from investing activities:
   Increase (decrease) in federal funds sold                            (282)          8,229
   Proceeds from maturities of securities available-for-sale          12,102           9,299
   Proceeds from sale of securities available-for-sale                25,488           8,545
   Proceeds from maturities of securities held-to-maturity               122           1,525
   Purchases of securities available-for-sale                       (125,084)        (37,907)
   Purchase of Federal Home Loan and Federal Reserve stock            (1,537)           (209)
   Net increase in loans                                             (43,131)        (37,260)
   Purchases of premises and equipment, net                           (3,026)         (1,298)
                                                                   ---------         -------
                    Net cash used in investing activities           (135,348)        (49,076)
                                                                   ---------         -------
Cash flows from financing activities
   Net proceeds from issuance of common stock                            108             116
   Dividend paid                                                      (1,168)           (917)
   Increase in deposits                                               67,638          23,815
   Decrease in repurchase agreements                                    (900)         (1,000)
   (Decrease) increase in other borrowings                            66,569           8,958
                                                                   ---------         -------
                    Net cash provided by financing activities        132,247          30,972
                                                                   ---------         -------

                    Net increase (decrease) in cash                    1,072          (2,217)
Cash and cash equivalents at beginning of period                      12,701          13,089
                                                                   ---------         -------
Cash and cash equivalents at end of period                         $  13,773          10,872
                                                                   ---------         -------
Cash payments for interest                                         $  16,835          10,873
Cash payments for income taxes                                     $   2,386           1,313
                                                                   ---------         -------

See Notes to Consolidated Financial Statements

                         FRANKLIN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Financial Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentation.

NOTE B - COMPREHENSIVE INCOME

On January 1, 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. The following table sets forth the amounts in thousands of other comprehensive income included in equity for the nine months ended September 30, 2000 and 1999.

                                                                   September 30, 2000       September 30, 1999
                                                                   ------------------       ------------------
                                                                                  (in thousands)
Total comprehensive income                                               $4,601                  $1,662
Net unrealized gain (loss) on securities available for sale              $1,817                 $(2,524)

NOTE C - DIVIDENDS

In September 2000, the Company's Board of Directors declared a $.0125 per share cash dividend payable on October 4, 2000.

NOTE D - SEGMENTS

The Company's reportable segments are determined based on management's internal reporting approach, which is by operating subsidiaries. The reportable segments of the Company are comprised of Franklin National Bank (the "Bank"), excluding insurance and securities its subsidiaries, and the Mortgage Banking segment, Franklin Financial Mortgage. The Bank provides a variety of banking services to individuals and businesses through its branches in Brentwood, Franklin, Fairview and Spring Hill, Tennessee. Its primary deposit products are demand deposits, savings deposits, and certificates of deposit, and its primary lending products are commercial business, construction, real estate mortgage and consumer loans. The Bank primarily earns interest income from loans and investments in securities. It earns noninterest income primarily from deposit and loan fees. The Mortgage Banking segment originates and sells residential mortgage loans. It sells loan originations into the secondary market, but retains much of the applicable servicing. As a result of the retained servicing, the Mortgage Banking segment capitalizes mortgage servicing rights and amortizes these rights into income over the estimated lives of the associated loans. Its primary revenue is noninterest income, but it also reports interest income earned on warehouse balances waiting for funding. The Mortgage Banking segment originates retail mortgage loans in the Franklin and Chattanooga areas of Tennessee. It also originates wholesale mortgage loans through correspondent relationships with other banks. The All Other segment consists of the Company's insurance and securities subsidiaries, Franklin Capital Trust I and the bank holding company operations which do not meet the quantitative threshold for separate disclosure. The revenue earned by the insurance and securities subsidiaries is reported in noninterest income in the consolidated financial statements. No transactions with a single customer contributed 10% or more of the Company's total revenue. The accounting policies for each segment are the same as those used by the Company. The segments include overhead allocations and intercompany transactions that were recorded at estimated market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results of the two reportable segments and all other segments of the Company are included in the following table.

                                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                      MORTGAGE
(In thousands)                           BANK          BANKING        ALL OTHER      ELIMINATIONS    CONSOLIDATED
Total interest income                 $  30,036       $     653       $   1,085       $  (1,178)      $  30,596
Total interest expense                   17,132             385             792            (538)         17,771
                                      ---------       ---------       ---------       ---------       ---------
Net interest income                      12,904             268             293            (640)         12,825
Provision for loan losses                   520              --              --              --             520
                                      ---------       ---------       ---------       ---------       ---------
Net interest income
   after provision                       12,384             268             293            (640)         12,305
                                      ---------       ---------       ---------       ---------       ---------
Total noninterest income                  1,749             897           4,180          (3,491)          3,335
Total noninterest expense                 8,193           1,633           1,156            (597)         10,385
                                      ---------       ---------       ---------       ---------       ---------
Income before taxes                       5,940            (468)          3,317          (3,534)          5,255
Provision for income taxes                2,118            (159)           (220)             --           1,739
                                      ---------       ---------       ---------       ---------       ---------
Net income (loss)                     $   3,822       $    (309)      $   3,537       $  (3,534)      $   3,516
                                      =========       =========       =========       =========       =========

Other significant items
Total assets                          $ 553,168       $  12,706       $  67,552       $ (64,682)      $ 568,744
Depreciation, amortization
   and accretion                           (561)            306              39              --            (216)

Revenues from external customers
Total interest income                    29,943             653              --              --          30,596
Total noninterest income                  1,749             897             689              --           3,335
                                      ---------       ---------       ---------       ---------       ---------
   Total income                       $  31,692       $   1,550       $     689              --       $  33,931
                                      =========       =========       =========       =========       =========

Revenues from affiliates
Total interest income                        93              --           1,085          (1,178)             --
Total noninterest income                     --              --           3,491          (3,491)             --
                                      ---------       ---------       ---------       ---------       ---------
   Total income                       $      93              --       $   4,576       $  (4,669)             --
                                      =========       =========       =========       =========       =========

                                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                    MORTGAGE
(In thousands)                          BANK        BANKING        ALL OTHER    ELIMINATIONS    CONSOLIDATED
Total interest income                 $ 21,088      $  1,162       $    801       $   (842)      $ 22,209
Total interest expense                  10,784           739            168           (781)        10,910
                                      --------      --------       --------       --------       --------
Net interest income                     10,304           423            633            (61)        11,299
Provision for loan losses                  250            --            (20)            --            230
                                      --------      --------       --------       --------       --------
Net interest income
   after provision                      10,054           423            653            (61)        11,069
                                      --------      --------       --------       --------       --------
Total noninterest income                 2,126         1,063          3,399         (2,898)         3,690
Total noninterest expense                6,871         2,150            959           (231)         9,749
                                      --------      --------       --------       --------       --------
Income before taxes                      5,309          (664)         3,093         (2,728)         5,010
Provision for income taxes               2,092          (226)          (147)            --          1,719
                                      --------      --------       --------       --------       --------
Net income (loss)                     $  3,217      $   (438)      $  3,240       $ (2,728)      $  3,291
                                      ========      ========       ========       ========       ========

Other significant items
Total assets                          $365,674      $ 14,946       $ 28,916       $(28,138)      $381,398
Depreciation, amortization
   and accretion                           523           252             29             --            804

Revenues from external customers
Total interest income                   21,047         1,162             --             --         22,209
Total noninterest income                 2,126         1,063            501             --          3,690
                                      --------      --------       --------       --------       --------
   Total income                       $ 23,173      $  2,225       $    501             --       $ 25,899
                                      ========      ========       ========       ========       ========

Revenues from affiliates
Total interest income                       41            --            801           (842)            --
Total noninterest income                    --            --          2,898         (2,898)            --
                                      --------      --------       --------       --------       --------
   Total income                       $     41            --       $  3,699       $ (3,740)            --
                                      ========      ========       ========       ========       ========

NOTE E - TRUST PREFERRED SECURITIES

On June 6, 2000, the Company filed a Form S-2 Registration Statement, Reg. No. 333-38674, with the Securities and Exchange Commission to register up to $16 million in aggregate principal amount of floating rate trust preferred securities (the "Trust Preferred Securities"). The Trust Preferred Securities were offered and sold through Franklin Capital Trust I, a Delaware business trust and wholly owned subsidiary of the Company, on a best efforts basis with a minimum of $10.0 million and a maximum of $16.0 million to be sold in the offering. The Trust Preferred Securities will pay cumulative cash distributions accumulating from the date of issuance at an annual rate of three-month LIBOR plus 3.50% of the liquidation amount of $1,000 per preferred security on a quarterly basis beginning October 15, 2000. The Trust Preferred Securities have a thirty year maturity and may be redeemed by the Company upon the earlier of five years or the occurrence of certain other conditions. On July 17, 2000 and August 11, 2000 the Company completed the sale of $11.0 million and $5.0 million, respectively, of the Trust Preferred Securities. The Company received net proceeds of $15.2 million from the offering, which it used to repay approximately $5.0 million of indebtedness under its line of credit, purchase investments as part of a leverage program to offset the interest expense associated with the Trust Preferred Securities and for general corporate purposes, including capital investments in the Bank. Subject to certain limitations, the Trust Preferred Securities qualify as Tier I capital and are carried in Other Borrowings on the Company's Balance Sheet.

NOTE F - SUBSEQUENT EVENTS

On October 3, 2000 the Company held a Special Meeting of Shareholders at which the Company's shareholders approved an Amendment to the Company's Restated Charter, as amended, to effect a 1-for-4 reverse split of the Company's Common Stock. The reverse stock split was effective on October 18, 2000. All share data and per share data has been restated to reflect the reverse stock split.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Bank represents virtually all of the assets of the Company. The Bank, located in Franklin, Tennessee, was opened in December of 1989 and continues to experience substantial growth. The Bank has seven full service branches. In August 1996, the Bank opened an insurance subsidiary, Franklin Financial Insurance. In October 1997, the Bank opened a financial services subsidiary, Franklin Financial Securities. The financial services subsidiary offers financial planning and securities brokerage services through Legg Mason Financial Partners. In December 1997, the Bank began operating its mortgage division as a separate subsidiary, Franklin Financial Mortgage. In August 1998, the mortgage subsidiary opened a retail mortgage origination office in Chattanooga, Tennessee. Franklin Financial Mortgage originates, sells and services wholesale and retail mortgage loans. In July 2000, the Company formed Franklin Capital Trust I, a Delaware business trust and wholly owned subsidiary of the Company, for the purpose of issuing Trust Preferred Securities to the public.

FINANCIAL CONDITION

Total assets have grown $138.3 million, or 32.1%, since December 31, 1999, to a total of $568.7 million at September 30, 2000. The growth has been funded by a $67.6 million increase in deposits, net income of $3.5 million, and an increase in other borrowings of $66.6 million. Total deposits were $451.5 million at September 30, 2000. As a result of the Trust Preferred Securities offering, which was completed in August 2000, the Company initiated a leverage program to enhance margins and offset the interest expense associated with the Trust Preferred Securities. During the third quarter of 2000, the company purchased approximately $81.3 million in securities as part of the leverage program. The leverage program was funded by $52.0 million in Federal Home Loan Bank advances, $10.5 million received in the Trust Preferred Securities offering and $18.8 million in deposit growth. The Company plans to utilize cashflow from the securities to assist with future loan growth.

The Bank continues to experience excellent loan demand as demonstrated by the growth in net loans of $42.6 million, or 16.5%, since December 31, 1999. The allowance for loan losses increased $380,000, or 15.3%, since December 31, 1999, to a total of $2.9 million or approximately 0.9% of total loans. The increase is primarily the result of loan growth in the loan portfolio and not because of a decline in asset quality. The Company has seen significant growth in construction and commercial real estate loans which carry a higher reserve factor. Management believes that the level in the allowance for loan losses is adequate at September 30, 2000. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. In addition, Professional Bankers Services, Inc., an external bank consulting firm, performs an annual review of the loan portfolio to provide management with an independent third party opinion regarding the adequacy of the allowance for loan losses. The allowance is below the Bank's peer group average as a percentage of loans. However, the level of allowance for loan losses is primarily due to the fact that the Bank has no loans accounted for on a nonaccrual basis at September 30, 2000 and the Bank's past due loans, at 0.6% of total loans, are substantially below the peer group average. At September 30, 2000, the Bank had loans that were specifically classified as impaired of approximately $202,000. The allowance for loan losses related to impaired loans was $72,000 at September 30, 2000.

At September 30, 2000 the cost of securities classified as available-for-sale exceeded the fair value of the securities by $3.5 million. At December 31, 1999 the cost of securities classified as available-for-sale exceeded the fair value of the securities by $6.6 million. As a result, unrealized loss net of taxes of $2.2 million and $4.0 million at September 30, 2000 and December 31, 1999, respectively, is included in "Other Comprehensive Loss" in the stockholders' equity section of the balance sheet. The unrealized loss is primarily due to economic market conditions and increases in interest rates during 1999 and for the nine months ended September 30, 2000.

Securities available-for-sale increased $91.9 million, or 72.2%, during the nine months ended September 30, 2000 due to the leverage program and overall Bank growth. Premises and equipment increased by $2.3 million since December 31, 1999 primarily due to costs related to the relocation of the Bank's Brentwood branch location during the first quarter of 2000 and construction costs related to the Cool Springs and Fieldstone Farms branch facilities which opened in the second quarter of 2000. Accrued interest receivable increased $1.4 million, or 48.9%, since December 31, 1999. This increase is due to the combined increase of $132.7 million in loans and securities since December 31, 1999, increases in the Bank's prime lending rate and the leverage program. Stockholders' equity increased $4.3 million, or 18.7%, from December 31, 1999 to September 30, 2000. The increase is primarily attributable to $3.5 million in net income and a $1.8 million decrease in other comprehensive loss offset by $1.2 million in dividends declared.

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

Management believes that liquidity is at an adequate level with cash and due from banks of $13.8 million at September 30, 2000. Loans and securities scheduled to mature within one year exceeded $182.2 million at September 30, 2000, which should provide further liquidity. In addition, approximately $219.3 million of securities are classified as available-for-sale to help meet liquidity needs should they arise. The Company has lines of credit of $10.0 million with lending institutions and the Bank is approved to borrow up to $10.0 million in funds from the Federal Home Loan Bank through overnight advances and $35.0 million in federal funds lines to assist with capital and liquidity needs. The Company has $2.6 million in borrowings against its line of credit and the Bank has $8.3 million federal funds purchased at September 30, 2000. In February and August, 1998 the Bank entered into long term convertible Federal Home Loan Bank advances with a 10 year maturity and one year call option totaling $6.0 million. During the fourth quarter of 1999, these advances converted to variable rate advances which reprice quarterly based on LIBOR. As part of the leverage program, during the third quarter of 2000 the Bank entered into three long term convertible Federal Home Loan Bank advances. One advance of $25.0 million has a 10 year maturity with a 3 year call option. The other two advances totaling $27.0 million have a 5 year maturity with a one year call option. The Bank has $1.5 million outstanding in repurchase agreements to further develop its relationship with a customer. The Bank has approximately $82.7 million in brokered deposits at September 30, 2000 to help fund strong loan demand and the leverage program. The majority of these brokered deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank's core deposit base.

Approximately $26.4 million in loan commitments are expected to be funded within the next six months. Furthermore, the Bank has approximately $42.3 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded.

The Bank has received approval to open two full service branch locations in Davidson County, Tennessee. The Company plans to lease facilities in Green Hills and Nashville with annual lease payments of $112,000 and $169,000 respectively. Expenditures related to the facilities are expected to be approximately $50,000. Both locations are expected to open in the first quarter of 2001.

As discussed in Note E to the Consolidated Financial Statements included herein, in August 2000, the Company completed the sale of $16.0 million of Trust Preferred Securities. The Company received net proceeds of $15.2 million which it used to repay approximately $5.0 million of indebtedness on its line of credit purchase investments as part of a leverage program to offset the interest expense associated with the Trust Preferred Securities, and for general corporate purposes.

Management monitors the Company's asset and liability positions in order to maintain a balance between rate sensitive assets and rate sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company's liquidity is adequate at September 30, 2000. Other than as set forth above, there are no known trends, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities, which if they were to be implemented, would have a material adverse effect on the Company's liquidity, capital resources or results of operations.

Net cash flow provided by operating activities was $4.2 million for the first nine months of 2000 compared to $15.9 million during the same period in 1999, a decrease of $11.7 million. The decrease in cash flow between periods is due to the sale of loans exceeding loans originated for sale by $2.0 million for the nine months ended September 30, 2000 as compared to $13.2 million for the nine months ended September 30, 1999. The majority of this change is due to the increased sale of loans as compared to originations in the mortgage banking segment during the nine months ended September 30, 2000. The decrease in cash flow is offset partially by an increase in other assets of $1.0 million in the first nine months of 2000 as compared to an increase of $1.4 million for the same period in 1999, as well as a decrease in other liabilities of $172,000 in the first nine months of 2000 compared to a decrease of $147,000 for the same period in 1999. The decrease in cash flow is also attributed to accretion exceeding depreciation and amortization for the nine months ended September 30, 2000 as compared to depreciation and amortization exceeding accretion in the same period in 1999 resulting from an increase in the purchase of zero coupon agency securities.

Net cash used in investing activities was $135.3 million for the nine months ended September 30, 2000 compared to $49.1 million for the nine months ended September 30, 1999, representing a $86.3 million increase, which was largely due to the banking segment. The increase in the change in net loans was $43.1 million for the first nine months of 2000 compared to $37.3 million in the first nine months of 1999. The change in the net investment portfolio also increased from $18.5 million for the nine months ended September 30, 1999 to $87.4 million for the nine months ended September 30, 2000 primarily due to the leverage program. Federal funds sold increased $282,000 for the nine months ended September 30, 2000 compared to a decrease of $8.2 million for the same period in 1999. Purchases of premises and equipment increased $3.0 million for the first nine months of 2000 compared to $1.3 million for the same period in 1999. The increase is primarily due to the construction costs related to the Cool Springs and Fieldstone Farms branch locations.

Net cash provided by financing activities was $132.2 million for the first nine months of 2000 compared to $31.0 million for the same period in 1999, a $101.3 million increase. The increase is primarily due to an increase in deposits of $67.6 million in the first nine months of 2000 compared to $23.8 million for the same period in 1999. The increase is also due to an increase of $66.6 million in other borrowings for the nine months ended September 30, 2000 compared to an increase of $9.0 million for the same period in the preceding year. The increase in other borrowings is primarily due to $52.0 million in Federal Home Loan Bank advances to help fund the leverage program and $16.0 million of the Trust Preferred Securities offering.

Equity capital exceeded regulatory requirements at September 30, 2000, at 7.3% of average assets. The Company and Bank's minimum capital requirements and compliance with the same are shown in the following table.

                      LEVERAGE CAPITAL              TIER 1 CAPITAL             TOTAL RISK-BASED CAPITAL

                  REGULATORY                    REGULATORY                     REGULATORY
                   MINIMUM        ACTUAL         MINIMUM        ACTUAL          MINIMUM        ACTUAL
Company             3.0%           7.3%           4.0%           11.3%           8.0%           14.0%

Bank                3.0%           7.8%           4.0%           12.0%           8.0%           13.4%


RESULTS OF OPERATIONS

The Company had net income of $1.1 million in the third quarter of 2000 and $3.5 million for the first nine months of 2000 compared to net income of $1.0 million and $3.3 million for the same periods in 1999. Net income for the third quarter and nine months ending September 30, 2000 increased $144,000 and $225,000, respectively.

Total interest income increased $3.5 million, or 45.0%, in the three months ended September 30, 2000 and $8.4 million, or 37.8%, in the nine months ended September 30, 2000 compared to the same periods in 1999. Total interest expense increased $3.2 million, or 85.1%, for the three months ended September 30, 2000 and $6.9 million, or 62.9%, for the nine months ended September 30, 2000 compared to the same periods in 1999. The increase in total interest income is primarily attributable to the increase in earning assets of $181.4 million, or 50.9%, for the first nine months of 2000 compared to 1999 and a slight increase in yield. The increase in total interest income is primarily due to the banking segment. Interest bearing liabilities increased $181.8 million, or 56.5%, at September 30, 2000 as compared to the same period in 1999. The banking segment continues to experience strong deposit rate competition.

The provision for loan losses was $190,000 and $10,000 for the three months ended September 30, 2000 and 1999, respectively. The year-to-date provision is $520,000 for the nine months ended September 30, 2000 as compared to $230,000 for the same period in 1999. While the Bank's asset quality remains good, provisions for loan losses continue to be needed as a result of growth in the Bank's loan portfolio. Net charge-offs were

$139,000, or .04%, of loans outstanding at September 30, 2000 compared to net charge-offs of $30,000, or .01%, of loans outstanding at September 30, 1999.

Total other income of $1.3 million in the third quarter of 2000 increased $402,000, or 45.6%, from $900,000 for the same period in 1999. The increase was largely attributable to an increase of $170,000, or 86.7%, in loan origination fees related to the mortgage banking segment and an increase of $68,000, or 15.0%, in service charges on deposit accounts in the banking segment. Total other income of $3.3 million for the nine months ended September 30, 2000 decreased $355,000, or 9.6%, from $3.7 million for the nine months ended September 30, 1999. The decrease is primarily due to loan origination fees related to the mortgage banking segment decreasing $683,000, or 42.5%. These decreases were slightly offset by an increase of $167,000, or 13.1%, in service charges on deposit accounts in the banking segment. Mortgage servicing rights income contributed $164,000 and $570,000 for the nine months ended September 30, 2000 and 1999, respectively, to the mortgage banking segment. Other service charges and fees increased $104,000, or 26.7% during the first nine months of 2000 compared to the first nine months of 1999, primarily due to income from the Bank's insurance subsidiary increasing from $175,000 for the first nine months of 1999 to $273,000 for the first nine months of 2000. Income from the Bank's securities subsidiary increased $94,000, or 30.0%, to $407,000 during the nine months ended September 30, 2000 compared to $313,000 during the same period in 1999.

Total other expenses increased $272,000, or 8.1%, during the third quarter of 2000 as compared to the same period in 1999. Total other expenses increased $636,000, or 6.5%, for the nine months ended September 30, 2000 as compared to the same period in 1999. Salaries and employee benefits increased $743,000, or 14.6%, primarily due to additional personnel for the two new branch locations in the banking segment. Salaries and employee benefits expense for the mortgage banking segment was $861,000 for the nine months ended September 30, 2000 compared to $1.1 million for the same period in 1999. The decrease is attributable to a decrease in commission expense from $249,000 in 1999 to $120,000 in 2000 due to the decrease in mortgage loan originations. Occupancy expense increased $302,000, or 32.3%, for the nine months ended September 30, 2000 compared to the same period in 1999. The increases are attributable to the costs associated with the relocation of the Bank's Brentwood branch facility, the opening of the Cool Springs and Fieldstone Farms branch facilities and overall Bank growth. Mortgage banking expenses decreased $356,000, or 47.8%, from the first nine months of 1999 to the first nine of 2000 primarily due to a decrease in mortgage correspondent pricing related to the decrease in loan originations. Other expenses have increased as a result of the overall growth of the banking segment.

ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. In June 1999, SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The company will adopt SFAS No. 133 effective January 1, 2001. Management has not yet completed its assessment of the impact the adoption of this Standard will have on the Company's financial statements.

SEC Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements", released in December 1999 provides guidance for applying generally accepted accounting principles to selected revenue recognition issues. The implementation of SAB 101 is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management does not believe the adoption of this bulletin will have a material impact on the Company's financial statements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-bearing liabilities subject to repricing over a specified period and the amount of change in individual interest rates. The liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable net interest income levels. An increasing interest rate environment negatively impacts earnings as the Company's rate sensitive liabilities generally reprice faster than its rate sensitive assets. Conversely, in a decreasing interest rate environment, earnings are positively impacted. This potential asset/liability mismatch in pricing is referred to as "gap" and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of
1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one-year time horizon between .7 and 1.3. At September 30, 2000, the Company had a gap ratio of .7 for the one-year period ending September 30, 2001. Thus, over the next twelve months, slightly more rate sensitive liabilities will reprice than rate sensitive assets.

A 200 basis point decrease in interest rates spread evenly during the next twelve months is estimated to cause an increase in net interest income of $509,000 as compared to net interest income if interest rates were unchanged during the next twelve months. In comparison, a 200 basis point increase in interest rates spread evenly during the next twelve months is estimated to cause a decrease in net interest income of $509,000 as compared to net interest income if rates were unchanged during the next twelve months. This level of variation is within the Company's acceptable limits. This simulation analysis assumed that savings and checking interest rates had a low correlation to changes in market rates of interest and that certain asset prepayments changed as refinancing incentives evolved. Further, in the event of a change in such magnitude in interest rates, the Company's asset and liability management committee would likely take actions to further mitigage its exposure to the change. However, given the uncertainty of specific conditions and corresponding actions which would be required, the analysis assumed no change in the Company's asset/liability composition.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On August 24, 2000, Jerrold S. Pressman filed a complaint in the U.S. District Court for the Middle District of Tennessee, against Franklin National Bank and Gordon E. Inman, Chairman of the Board of the Company and the Bank, alleging breach of contract, tortious interference with contract, fraud and civil conspiracy in connection with the denial of a loan to a potential borrower involved in a real estate transaction. The Bank and Mr. Inman filed their answers in this matter on September 18, 2000 and a motion for Summary Judgment on October 10, 2000. Mr. Pressman seeks compensatory damages in an amount not to exceed $12 million and punitive damages in an amount not to exceed $24 million from each defendant. The Bank and Mr. Inman deny all of the allegations and will vigorously defend the action. Management further believes that the claims alleged by Mr. Pressman are frivolous and without merit and the chances for recovery by Mr. Pressman are remote.

         On September 1, 2000, Highland Capital, Inc. filed a complaint in the U.S. District Court for the Middle District of Tennessee, against Franklin National Bank alleging that the Bank required Highland Capital, Inc. to purchase stock in Franklin Financial Corporation, the Bank's parent holding company, in conjunction with Highland Capital, Inc.'s efforts to obtain a loan from the Bank in violation of 12 U.S.C. ss. 1972, which prohibits certain tying arrangements. Highland Capital, Inc. is seeking an unspecified amount of damages in an amount not to exceed $2 million, plus attorney's fees and costs. The Bank filed an answer in the matter on September 19, 2000. The Bank has denied all allegations under the complaint and believes the claims alleged by Highland Capital, Inc. are without merit. The Bank intends to vigorously defend against the action.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits. The following exhibits are filed with this report:

             Exhibit
             Number             Description of Exhibit
              27.1     -    Financial Data Schedule

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FRANKLIN FINANCIAL CORPORATION

Dated:   November 14, 2000                    By: /s/ Richard E. Herrington
         ------------------                       -------------------------
                                                  Richard E. Herrington, President and Chief
                                                  Executive Officer (principal executive officer)




Dated:   November 14, 2000                    By: /s/ Lisa L. Musgrove
         -----------------                        --------------------
                                                  Lisa L. Musgrove, Senior Vice President and
                                                  Chief Financial Officer (principal financial
                                                  officer)