Form 10-K405
period 2000-12-31
FRANKLIN FINANCIAL CORP /TN/
filed 2001-04-02
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2000

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

                      Common Stock, no par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (2,959,648 shares) on March 15, 2001 was approximately $29,596,480, based on the closing price of the registrant's common stock as reported on the Over-the-Counter Bulletin Board on March 15, 2001. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock, as of March 15, 2001: 7,799,931 shares of no par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on May 15, 2001 are incorporated by reference to Items 10, 11, 12 and 13 of this Report.

                                     PART I

          SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                               REFORM ACT OF 1995

         Certain statements in this Annual Report on Form 10-K contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2001 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 1.  BUSINESS.

GENERAL

         Franklin Financial Corporation (the "Company") is a registered financial holding company under the Gramm-Leach-Bliley Financial Services Modernization Act, and owns 100% of the outstanding capital stock of Franklin National Bank, Franklin, Tennessee (the "Bank"). The Company was incorporated under the laws of the State of Tennessee on December 27, 1988, as a mechanism to enhance the Bank's ability to serve its future customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through the acquisition of other financial institutions and the provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

         Franklin National Bank. The Bank commenced business operations on December 1, 1989 in a permanent facility located at 230 Public Square, Franklin, Tennessee 37064. The approximately 12,000 square foot facility is being leased from Gordon E. Inman, the Chairman of the Board of the Company. The Bank has eight full service branches: one located in the Williamson Square Shopping Center, which opened in April 1994; one located in Spring Hill, Tennessee, which opened in January 1995; one located in Brentwood, Tennessee, which opened in April 1995; one located in Fairview, Tennessee, which opened in May 1997; one located in the Cool Springs area of Franklin, which opened in May 2000; one located in the Fieldstone Farms area of Franklin, which opened in June 2000; one in Green Hills, Tennessee, which opened in January 2001; and one in downtown Nashville, Tennessee, which opened in February 2001. The Bank also leases 9,000, 4,000 and 3,000 square foot facilities from Mr. Inman which house its mortgage banking subsidiary, financial services subsidiary and insurance subsidiary sales functions.

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

         Insurance Agency. In August 1996, the Bank opened an insurance subsidiary, Franklin Financial Insurance. The insurance subsidiary sells property, business and life insurance and provides products and services to both bank and nonbank customers. A large portion of its sales are generated by referrals from bank employees. Bank employees are trained to recognize cross-selling opportunities for insurance products. Management of the agency has 22 years of combined experience in the insurance industry. The insurance subsidiary has four full-time and one part-time sales agents.

         Securities Company. Franklin Financial Securities commenced operations in October 1997. The securities subsidiary offers financial planning and securities brokerage services through Legg Mason Financial Partners. Similar to the insurance subsidiary, the securities subsidiary receives referrals from Franklin National Bank employees. The securities subsidiary currently has four licensed brokers. The securities subsidiary was formed to respond to competition from other financial service companies that offer similar services. By offering these securities products and services, Franklin Financial believes it can gain a greater share of the customer's business and have better opportunities for revenue generation.

         Mortgage Company. Franklin Financial Mortgage opened in December 1997 to originate and service mortgage loans. Since our inception, we have focused on real estate lending. The mortgage subsidiary intends to capitalize on this lending expertise. The mortgage subsidiary primarily originates conforming residential mortgages that are then sold to certain other mortgage companies and government entities such as Freddie Mac on a service-retained basis. The mortgage subsidiary has offices in Williamson and Hamilton Counties in Tennessee. There are approximately 25 employees of the mortgage subsidiary.

         During January 1998, the Company's Board of Directors approved a two-for-one stock split effective on February 17, 1998. During March 1998, the Company's Board of Directors approved a four-for-one stock split effective June 3, 1998. During August 2000, the Company's Board of Directors approved a one-for-four reverse stock split which became effective October 18, 2000. All share data has been retroactively restated as if all stock splits had occurred at the beginning of the years presented.

MARKET AREA AND COMPETITION

         The primary service area for the Bank is centered around Franklin, Tennessee and encompasses Williamson, Maury and Davidson Counties in Tennessee. There are 55 banking offices within the primary service area of the Bank. Most of these offices are affiliated with major bank holding companies.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

         The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2000, 1999 and 1998. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities.

                           AVERAGE CONSOLIDATED ASSETS


                                                                    YEAR ENDED DECEMBER 31,

                                                               2000          1999          1998
                                                             --------      --------      --------
                                                                         (In thousands)
Cash and due from banks ...............................      $ 11,583      $ 10,550      $  9,335
                                                             --------      --------      --------

Securities ............................................       173,327        90,366        70,173

Federal funds sold and reverse repurchases ............         3,679         3,805         3,482

Net loans .............................................       296,251       256,206       214,792
                                                             --------      --------      --------

         Total earning assets .........................       473,257       350,377       288,447
                                                             --------      --------      --------

Other assets ..........................................        19,124        12,974        10,505
                                                             --------      --------      --------

         Total assets .................................      $503,964      $373,901      $308,287
                                                             ========      ========      ========


            AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    YEAR ENDED DECEMBER 31,

                                                               2000          1999          1998
                                                             --------      --------      --------
                                                                        (In thousands)
Non interest-bearing deposits .........................      $ 34,053      $ 32,116      $ 29,103

NOW deposits, including MMDA ..........................       109,897        82,091        63,818

Savings deposits ......................................        12,500        11,520         8,729

Time deposits .........................................       271,161       208,113       172,213

Repurchase agreements .................................         1,629         2,594         3,596

Other borrowings ......................................        47,532        13,829         8,400

Other liabilities .....................................         3,004           388         1,157

         Total liabilities ............................       479,776       350,651       287,016

Stockholders' equity ..................................        24,188        23,250        21,271
                                                             --------      --------      --------

         Total liabilities and stockholders' equity ...      $503,964      $373,901      $308,287
                                                             ========      ========      ========

INTEREST RATES AND INTEREST DIFFERENTIAL

         The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:


                                                                           YEAR ENDED DECEMBER 31, 2000

                                                             AVERAGE          INTEREST         AVERAGE          NET
                           ASSETS                             AMOUNT           EARNED           YIELD          YIELD
                                                             --------         --------         --------       --------
                                                                               (Dollars in thousands)
Securities ............................................      $173,327         $ 11,811             6.81%

Federal funds sold and reverse repurchases ............         3,679              246             6.69

Net loans .............................................       296,251(1)        31,167(2)         10.52
                                                             --------         --------

         Total earning assets .........................      $473,257         $ 43,224             9.13%        3.65 %
                                                             ========         ========


                                                              AVERAGE      INTEREST       AVERAGE
                      LIABILITIES                             AMOUNT         PAID        RATE PAID
                                                             --------      --------      ---------
                                                                      (Dollars in thousands)
NOW deposits, including MMDA ..........................      $109,897      $  5,157           4.69%

Savings deposits ......................................        12,500           324           2.59

Time deposits .........................................       271,161        16,927           6.24

Other borrowings ......................................        49,161         3,519           7.16
                                                             --------      --------      ---------

         Total interest-bearing liabilities ...........      $442,719      $ 25,927           5.86%
                                                             ========      ========      =========


         (1)      Includes non-accrual loans of $0.
         (2) Interest earned on net loans includes $2,399,000 in loan fees and loan service fees.

                                                                           YEAR ENDED DECEMBER 31, 1999

                                                              AVERAGE         INTEREST         AVERAGE          NET
                         ASSETS                               AMOUNT           EARNED           YIELD          YIELD
                                                             --------         --------         --------       --------
                                                                              (Dollars in thousands)
Securities ............................................      $ 90,366            5,311             5.88%

Federal funds sold and reverse repurchases ............         3,805              195             5.12

Net loans .............................................       256,206(1)        25,185(2)          9.83
                                                             --------         --------

         Total earning assets .........................      $350,377         $ 30,691             8.76           4.43%
                                                             ========         ========

                                                              AVERAGE       INTEREST        AVERAGE
                  LIABILITIES                                 AMOUNT          PAID         RATE PAID
                                                             ---------      ---------      ---------
                                                                       (Dollars in thousands)
NOW deposits, including MMDA ..........................      $  82,091      $   2,925           3.56%

Savings deposits ......................................         11,520            298           2.59

Other time deposits ...................................        208,113         11,100           5.33

Other borrowings ......................................         16,423            861           5.24
                                                             ---------      ---------

         Total interest-bearing liabilities ...........      $ 318,147      $  15,184           4.77%
                                                             =========      =========

         (1)      Includes non-accrual loans of $0.

         (2) Interest earned on net loans includes $2,321,000 in loan fees and loan service fees.


                                                                           YEAR ENDED DECEMBER 31, 1998

                                                             AVERAGE          INTEREST         AVERAGE         NET
                        ASSETS                                AMOUNT           EARNED           YIELD          YIELD
                                                             --------         --------         --------       --------
                                                                                (Dollars in thousands)
Securities ............................................        70,173            4,101             5.84%

Federal funds sold and reverse repurchases ............         3,482              196             5.63

Net loans .............................................       214,792(1)        22,141(2)         10.31
                                                             --------         --------

         Total earning assets .........................      $288,447         $ 26,438             9.17%          4.61%
                                                             ========         ========

                    LIABILITIES                               AVERAGE       INTEREST        AVERAGE
                                                              AMOUNT          PAID          RATE PAID
                                                             ---------      ---------       ----------
NOW deposits, including MMDA ..........................      $  63,818      $   2,337           3.66%

Savings deposits ......................................          8,729            226           2.59

Other time deposits ...................................        172,213          9,840           5.71

Other borrowings ......................................         11,996            739           6.16
                                                             ---------      ---------

         Total interest-bearing liabilities ...........      $ 256,756      $  13,142           5.12%
                                                             =========      =========

         (1)      Includes non-accrual loans of $ 0.

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

                                                          YEAR ENDED DECEMBER 31, 2000
                                                                  COMPARED WITH
                                                          YEAR ENDED DECEMBER 31, 1999
                                                          INCREASE (DECREASE) DUE TO:

                                                              VOLUME         RATE          TOTAL
                                                             --------      --------      --------
                                                                        (In thousands)
Interest earned on:

Securities ............................................      $  5,653      $    847      $  6,500

Federal funds sold ....................................            (8)           59            51

Net loans .............................................         4,213         1,769         5,982
                                                             --------      --------      --------

Total earning assets ..................................         9,858         2,675        12,533
                                                             --------      --------      --------

Interest paid on:

NOW deposits, including MMDA ..........................         1,305           926         2,231

Savings deposits ......................................            26             1            27

Time deposits .........................................         3,936         1,892         5,828

Other borrowings ......................................         2,343           314         2,657
                                                             --------      --------      --------

Total interest expense ................................         7,610         3,133        10,743
                                                             --------      --------      --------

Change in net
    interest income ...................................      $  2,248      $   (458)     $  1,790
                                                             ========      ========      ========

                                                           YEAR ENDED DECEMBER 31, 1999
                                                                  COMPARED WITH
                                                           YEAR ENDED DECEMBER 31, 1998
                                                           INCREASE (DECREASE) DUE TO:

                                                              VOLUME         RATE         TOTAL
                                                             --------      --------      --------
                                                                         (In thousands)
Interest earned on:

Securities ............................................      $  1,187      $     23      $  1,210

Federal funds sold ....................................            17           (18)           (1)

Net loans .............................................         4,071        (1,027)        3,044
                                                             --------      --------      --------

Total earning assets ..................................         5,275        (1,022)        4,253
                                                             --------      --------      --------

Interest paid on:

NOW deposits ..........................................           651           (64)          587

Savings deposits ......................................            73             0            73

Time deposits .........................................         1,915          (654)        1,261

Other borrowings ......................................           232          (110)          122
                                                             --------      --------      --------

Total interest expense ................................         2,871          (828)        2,043
                                                             --------      --------      --------

Change in net
    interest income ...................................      $  2,404      $   (194)     $  2,210
                                                             ========      ========      ========

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

         The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:


                                   YEAR ENDED
                                DECEMBER 31, 2000


                  DEPOSIT CATEGORY                              AVERAGE AMOUNT   AVERAGE RATE PAID

                                                                     (Dollars in thousands)
Non interest-bearing ........................................      $ 34,053      Not Applicable
     demand deposits

NOW deposits, including MMDA ................................      $109,897          4.69%

Savings deposits ............................................      $ 12,500          2.59%

Time deposits ...............................................      $271,161          6.24%


                                   YEAR ENDED
                                DECEMBER 31, 1999


           DEPOSIT CATEGORY      AVERAGE AMOUNT  AVERAGE RATE PAID

                                      (Dollars in thousands)
Non interest-bearing
     demand deposits ........      $ 32,116      Not Applicable

NOW deposits ................      $ 82,091         3.56%

Savings deposits ............      $ 11,520         2.59%

Time deposits ...............      $208,113         5.33%

                                   YEAR ENDED
                                DECEMBER 31, 1998


           DEPOSIT CATEGORY        AVERAGE AMOUNT   AVERAGE RATE PAID

                                          (Dollars in thousands)
Non interest-bearing
     demand deposits ...........      $ 29,103      Not Applicable

NOW deposits ...................      $ 63,818          3.66%

Savings deposits ...............      $  8,729          2.59%

Time deposits ..................      $172,213          5.71%

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 2000:

                           TIME
                       CERTIFICATES
                        OF DEPOSIT
                       -------------
                       (In thousands)
                 3 months or less...........      $ 172,576
                 3-6 months.................         17,137
                 6-12 months................         30,046
                 Over 12 months.............          8,326
                                                  ---------

                     Total..................      $ 228,085
                                                  =========

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

         At December 31, 2000, loans within four broad categories exceeded 10% of total loans: single family residential real estate loans ($72,107,000 or 22% of total loans), commercial real estate loans ($67,836,000 or 20% of total loans), commercial and industrial loans ($61,967,000 or 19% of total loans) and residential construction loans ($58,518,000 or 18% of total loans). Management believes that there is material borrower diversification within the single family residential real estate, commercial and commercial real estate loan categories. The vast majority of these loans are secured by properties located in the primary services area of the Bank (Williamson County and surrounding counties).

         The following table presents various categories of loans and loans held for sale contained in the Bank's loan portfolio for the periods indicated and the total amount of all loans for such period:

                                                              DECEMBER 31,
                               -------------------------------------------------------------------------
    TYPE OF LOAN                 2000            1999            1998            1997            1996
    ------------               ---------       ---------       ---------       ---------       ---------
Domestic:                                                  (In thousands)
Commercial, financial
   and agricultural            $  93,618       $  82,288       $  60,418       $  44,824       $  34,248

Real estate-construction          58,518          38,982          29,335          33,708          23,307

Real estate-mortgage             159,439         130,483         132,327         100,989          86,999

Consumer loans                    20,703          19,670          18,006          15,001          13,230
                               ---------       ---------       ---------       ---------       ---------

   Total loans                   332,278         271,423         240,086         194,522         157,784

Less: deferred loan fees            (549)           (512)           (516)           (440)           (362)

   Allowance for possible
       loan losses                (3,025)         (2,480)         (2,194)         (1,828)         (1,472)
                               ---------       ---------       ---------       ---------       ---------
Total (net of allowance)       $ 328,704       $ 268,431       $ 237,376       $ 192,254       $ 155,950
                               =========       =========       =========       =========       =========


         The following is a presentation of an analysis of maturities of loans as of December 31, 2000:


                                            DUE IN 1        DUE AFTER 1 TO      DUE AFTER
TYPE OF LOAN                              YEAR OR LESS         5 YEARS           5 YEARS           TOTAL
- ------------                              ------------      --------------      ----------      ----------
                                                                    (In thousands)
Commercial, financial ..............      $     74,383      $       18,990      $      245      $   93,618
   and agricultural

Real estate-construction ...........            53,804               4,714              --          58,518

Real estate-mortgage ...............            73,135              67,577          18,727         159,439

Consumer loans .....................            12,045               8,658              --          20,703
                                          ------------      --------------      ----------      ----------

Total ..............................      $    213,367      $       99,939      $   18,972      $  332,278
                                          ============      ==============      ==========      ==========

         The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2000 (in thousands):

         Loans due after 1 year with
                  predetermined interest rates.....................    $ 100,131
         Loans due after 1 year with
                  floating interest rates..........................    $  18,780

         The following table presents information regarding non-accrual, past due and restructured loans at the dates indicated (dollars in thousands):


                                                                 DECEMBER 31,
                                            ------------------------------------------------------
                                             2000        1999        1998        1997        1996
                                            ------      ------      ------      ------      ------
Loans accounted for on a
non-accrual basis:

         Number ......................           0           0           0           0           0

         Amount ......................      $   --      $   --      $   --      $   --      $   --

Accruing loans which are
contractually past due 90
days or more as to principal
and interest payments:

         Number ......................          26           4           4           0           0

         Amount ......................      $1,986      $  769      $  195      $   --      $   --

Loans defined as "troubled
debt restructurings":

         Number ......................           0           0           0           0           0

         Amount ......................      $   --      $   --      $   --      $   --      $   --


         As of December 31, 2000, there were no loans classified by the regulators as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

         No additional interest income would have been recorded in any of the years in the five year period ended December 31, 2000 if all loans accounted for on a non-accrual basis had been current in accordance with their original terms. No interest income has been recognized during the five year period ended December 31, 2000, on loans that have been accounted for on a non-accrual basis.

         Although the Bank does not have any loans classified as non-accrual at December 31, 2000, management has identified other possible credit problems as follows (in thousands):

             Special mention.........     $ 4,522
             Substandard.............       3,853
             Doubtful................          37
             Loss....................          --
                                          -------
             Total                        $ 8,412
                                          =======

         These loans are performing loans but are classified due to payment history, decline in the borrower's financial position or decline in collateral value. Loans categorized as "special mention" are currently protected but are potentially weak. These loans constitute an undue and unwarranted credit risk but not to the point of justifying a classification of substandard. Loans classified as "substandard" are inadequately protected by the current net worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weakness that jeopardizes the liquidation of the debt. Loans classified as "doubtful" have all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as "loss" are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. Management has provided specific allocations of the allowance for possible loan losses of $83,000 relating to such loans. There are no other loans which are not disclosed above, but where known information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms.

SUMMARY OF LOAN LOSS EXPERIENCE

         An analysis of the Bank's loss experience is furnished in the following table for the years indicated, as well as a breakdown of the allowance for possible loan losses:


                                                                       YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------
                                                     2000          1999          1998          1997          1996
                                                   --------      --------      --------      --------      --------
                                                                        (Dollars in thousands)

Balance at beginning of year ..................    $  2,480      $  2,194      $  1,828      $  1,472      $  1,062

Charge-offs:

Commercial, financial &
   agricultural ...............................          31            25           112            36             4

Consumer loans ................................         157            66            47            40            18

Real estate-mortgage ..........................          --            --            --            --            --
                                                   --------      --------      --------      --------      --------

   Total charge-offs ..........................         188            91           159            76            22
                                                   --------      --------      --------      --------      --------

Recoveries:

Commercial, financial &
   agricultural ...............................          19             9             2             1            --


Consumer loans ................................          27            18             8            11            12
                                                   --------      --------      --------      --------      --------

   Total recoveries ...........................          46            27            10            12            12

Net charge-offs ...............................        (142)          (64)         (149)          (64)          (10)
                                                   --------      --------      --------      --------      --------

Additions charged to operations ...............         687           350           515           420           420
                                                   --------      --------      --------      --------      --------

Balance at end of year ........................    $  3,025      $  2,480      $  2,194      $  1,828      $  1,472
                                                   ========      ========      ========      ========      ========

Ratio of net charge-offs during the
   period to average loans outstanding
   during the year ............................         .05%          .02%          .07%          .04%          .01%
                                                   ========      ========      ========      ========      ========

         The allocation of the allowance for loan losses by loan category at December 31 of the years indicated is presented below, along with percentage of loans in each category to total loans:

                                 2000               1999                 1998                1997             1996
                           -----------------   ----------------   ------------------   ----------------  -----------------

                           AMOUNT   PERCENT    AMOUNT  PERCENT    AMOUNT     PERCENT   AMOUNT   PERCENT  AMOUNT   PERCENT
                           ------   --------   ------  --------   -------    -------   ------   -------  ------   --------
                                                                (Dollars in Thousands)
Commercial, financial
   and agricultural .....  $  999     28.2%    $  882    30.3%    $  686      25.2%    $  489     23.1%  $  272     21.7%

Real estate -
   construction .........     612     17.6        449    14.4        352      12.2        377     17.3      331     14.8

Real estate-mortgage ....   1,107     48.0        886    48.1        840      55.1        813     51.9      735     55.1

Consumer loans ..........     280      6.2        255     7.2        211       7.5        109      7.7       98      8.4

Unallocated .............      27      N/A          8     N/A        105       N/A         40      N/A       36      N/A
                           ------              ------             ------               ------            ------

Total ...................  $3,025    100.0%    $2,480   100.0%    $2,194     100.0%    $1,828    100.0%  $1,472    100.0%
                           ======    =====     ======   =====     ======     =====     ======    =====   ======    =====

LOAN LOSS RESERVE

         In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 2000, 28% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, approximately 91% of these commercial loans at December 31, 2000 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

         The Company's consumer loan portfolio is also well secured. At December 31, 2000, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than other categories of loans.

         As of December 31, 2000, real estate mortgage loans constituted 48% of outstanding loans. Approximately $72,107,000 or 45% of this category represents first mortgage residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. While the national real estate market has declined due to current economic factors, the Company's market area has seen a softening in real estate, but not as significant a decline. The Company does not anticipate losses in relation to the decline in the real estate market. The remaining portion of this category consists primarily of commercial real estate loans. Risk of loss for these loans is generally higher than residential loans. Therefore, management has allocated a significant portion of the allowance for loan losses to this category.

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

INVESTMENTS

         As of December 31, 2000, investment securities, including mortgage-backed securities, comprised approximately 37% of the Bank's assets, and loans comprised approximately 54% of the Bank's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. The majority of the mortgage-backed securities are instruments of U.S. Government agencies. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank. Since the Bank has been in a taxable position for the past several years and expects to be in a taxable position in the future, more tax exempt securities have been purchased.

         The following tables present, for the periods indicated, the carrying amount of the Bank's investment securities, including mortgage-backed securities, separated by those available-for-sale and those held-to-maturity. The Bank does not currently maintain a trading portfolio.

                                                        December 31,
                                             ------------------------------------

INVESTMENT                                     2000          1999          1998
CATEGORY                                     --------      --------      --------
- ----------
Available-for-sale:

Obligations of U.S. Treasury and
   other U.S. Agencies....................   $ 43,622      $ 43,488      $ 25,881

Obligations of States and Political
   Subdivisions...........................     23,766        14,149        14,254

Mortgage-backed securities................    144,758        69,526        32,406

   Other securities.......................      8,884           187            --
                                             --------      --------      --------
         Total............................   $221,030      $127,350      $ 72,541
                                             ========      ========      ========


                                                        December 31,
                                             ------------------------------------

INVESTMENT                                     2000          1999          1998
CATEGORY                                     --------      --------      --------
- ----------
Held-to-maturity:

Obligations of U.S. Treasury and
   other U.S. Agencies ................      $   --         $   --         $1,354

Obligations of States and Political
   Subdivisions .......................       2,733          2,809          2,817

Mortgage-backed securities ............         328            380            591

   Other securities ...................          --             --             --
                                             ------         ------         ------

         Total ........................      $3,061         $3,189         $4,762
                                             ======         ======         ======

         The following tables indicate for the year ended December 31, 2000, the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

                                                                                           WEIGHTED AVERAGE
INVESTMENT                                                              AMOUNT                 YIELD (1)
CATEGORY                                                               --------            ----------------
- ----------                                                                  (Dollars in thousands)
      Available-for-sale:
      ------------------
           Obligations of U.S. Treasury and
                other U.S. Agencies:
           Less than 1 Yr .......................................       $  5,064                   6.38%
           Over 1 through 5 Yrs .................................         18,474                   4.74
           Over 5 through 10 Yrs ................................          6,158                   4.42
           Over 10 Yrs ..........................................         13,926                   7.66

           Obligations of States and Political Subdivisions:

           Over 1 through 5 Yrs .................................            538                   6.23
           Over 5 through 10 Yrs ................................          1,499                   6.56

           Over 10 Yrs ..........................................         21,729                   7.49

           Other Securities:
           Less than 1 Yr .......................................            240                   7.71
           Over 1 through 5 Yrs .................................          4,404                   8.27
           Over 10 Yrs ..........................................          4,240                   9.76

           Mortgage-backed securities ...........................        144,758                   7.29
                                                                        --------

              Total available-for-sale ..........................       $221,030                   7.07%
                                                                        ========                 ======

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

                                                                                     WEIGHTED AVERAGE
INVESTMENT                                                                AMOUNT        YIELD (1)
CATEGORY                                                                  ------     ---------------
- ----------                                                                  (Dollars in thousands)
    Held-to-maturity:
         Obligations of U.S. Treasury and
              other U.S. Agencies:
         Less than 1 Yr ......................................            $    0           0.00%

         Obligations of States and Political Subdivisions:
         Less than 1 Yr ......................................                 0           0.00
         Over 1 through 5 Yrs ................................               452           8.46
         Over 5 through 10 Yrs ...............................             2,241           7.52
         Over 10 Yrs .........................................                40           8.03

         Mortgage-backed securities ..........................               328           7.38
                                                                          ------           ----

            Total held-to-maturity ...........................            $3,061           7.65%
                                                                          ======           ====

(1) The Company has invested in tax exempt obligations. Yields on tax exempt obligations have been computed on a tax equivalent basis. Income from tax exempt obligations is exempt from federal income tax only, therefore only the federal statutory rate of 34% has been used to compute the tax equivalent yield.

SELECTED FINANCIAL RATIOS

         Selected financial ratios for the periods indicated are as follows:

                                                         Years Ended December 31,
                                                      ------------------------------
                                                       2000        1999        1998
                                                      ------      ------      ------
Return on average assets .......................        .94%       1.20%       1.59%
Return on average equity .......................      19.59%      19.23%      22.97%
Average equity to average
     assets ratio ..............................       4.80%       6.22%       6.90%
Dividend payout ratio ..........................      35.53%      31.48%       6.45%

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

         During the third quarter of 2000, the Company purchased approximately $82.0 million of investment securities in a leverage program to gain immediate income benefits and offset interest expense of the Trust Preferred Securities offering. This leverage program was funded through proceeds from the Trust Preferred Securities, $52.0 million of Federal Home Loan Bank advances and brokered certificates of deposit. The objectives of the leverage program are to realize 120 basis point spread between investment yields and borrowings, to utilize cash flow from the investments purchased to help fund future loan demand and to limit rate shock exposure in the up 100 rate scenario.

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

DATA PROCESSING

         The Bank has in-house data processing which provides a full range of data processing services including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing and central information file (`CIF'). The Bank has an ATM (automated teller machine) processing agreement with Intercept Systems, Inc.

FACILITIES

         The Bank subleases a two-story commercial facility (approximately 12,000 square feet) located in Franklin, Tennessee from the Company, which houses the Bank's main office. The facility includes a main banking floor with 6 teller stations and 9 offices, and has an ATM and 2 drive-in windows. The second floor of the facility consists of the marketing department, the call center, 4 executive offices and the compliance and internal audit offices. The Company leases these facilities from Gordon E. Inman, the Chairman of the Board of the Company.

         The Williamson Square branch is located in a 5,000 sq. foot commercial building located on Highway 96 West at the Williamson Square Shopping Center in Franklin. The branch banking floor includes 5 teller stations and 6 offices, and has an ATM and 2 drive-in windows.

         The Spring Hill branch is located in a 2,700 sq. foot building in Spring Hill, Tennessee. The branch includes 4 offices and 3 teller stations, 2 drive-in windows and an ATM.

         The Brentwood branch is located in a 4,900 sq. foot leased building in Brentwood, Tennessee. The branch has 6 offices, 4 teller stations, 4 drive-in windows and an ATM. This branch was relocated to this new facility in February 2000.

         The Fairview branch is located in a 5,000 sq. foot building in Fairview, Tennessee. The branch includes 4 offices, 4 teller stations, 2 drive-in windows and an ATM.

         The Cool Springs branch is located in a 4,900 square foot building in the Cool Springs area of Franklin, Tennessee. The branch includes 8 offices, 5 teller stations, 4 drive-in windows and an ATM.

         The Fieldstone Farms branch is located in a 4,900 square foot building in the Fieldstone Farms area of Franklin, Tennessee. The branch includes 6 offices, 5 teller stations, 2 drive-in windows and an ATM.

         The Green Hills branch is located in a 5,000 square foot building in Davidson County, Tennessee. The branch includes 4 offices, 6 teller stations, 2 drive-in windows and an ATM.

         The Fourth and Union branch is located in a 6,900 square foot facility in downtown Nashville, Tennessee. The branch includes 7 offices, 6 teller stations and an ATM.

         The Bank leases facilities at five separate locations in Franklin which house the financial services subsidiary, mortgage banking subsidiary, insurance subsidiary, data processing, operations, human resources and administrative functions. The Company leases all but one of these facilities from Gordon E. Inman, the Chairman of the Board of the Company.

         The Bank is leasing an office suite in Chattanooga, Tennessee which houses mortgage loan origination offices.

EMPLOYEES

         The Company presently employs 198 persons on a full-time basis, including 67 officers. The Company will hire additional persons as needed, including additional tellers and financial service representatives.

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

SUPERVISION AND REGULATION

General

         The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of regulatory agencies, including the Federal

Reserve Board, the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC").

         The Company is regulated by the Federal Reserve Board under the federal Bank Holding Company Act of 1956, as amended, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the Company or any other bank holding company located in Tennessee, is able to acquire a bank located in any other state, and a bank holding company located outside Tennessee may acquire any Tennessee-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions.

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

         A bank holding company which has not elected to become a financial holding company ("FHC") under the Gramm-Leach-Bliley Act, as discussed below, will generally be prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, non-FHC bank holding companies may still engage in certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

         The list of permissible nonbanking activities includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to any person, with certain limitations; leasing personal and real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

         In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition and gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Generally, bank holding companies must obtain approval of the Federal Reserve Board to engage in any activity not previously approved by the Federal Reserve Board or to modify in any material respect an activity for which Federal Reserve Board approval had been obtained.

         As a national bank, the Bank is subject to the supervision of the OCC and, to a limited extent, the FDIC and the Federal Reserve Board. The Bank is also subject to Tennessee banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, the Bank, as a subsidiary of the Company, is subject to restrictions under federal law when dealing with the Company and other affiliates. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

         Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount. In addition, a national bank may grant loans and extensions of credit to such person up to an additional 10% of its unimpaired capital and surplus, provided that each loan or extension of credit is fully secured by readily marketable collateral having a market value, determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations and loans to or guaranteed by the federal government, and loans or extensions of credit which have the approval of the OCC and which are made to a financial institution or to any agent in charge of the business and property of a financial institution.

Gramm-Leach-Bliley

         The Gramm-Leach-Bliley Act, enacted on November 12, 1999, eliminates the barriers erected by the 1933 Glass-Steagall Act and amends the Bank Holding Company Act of 1956 and the Securities Exchange Act of 1934, among other statutes. The Gramm-Leach-Bliley Act allows for the affiliation of banking, securities and insurance activities in new financial services organizations. A dominant theme of the Gramm-Leach-Bliley Act is the functional regulation of financial services, with the primary regulator of the Company being the agency which traditionally regulates the activity in which the Company wishes to engage. For example, the Securities and Exchange Commission will regulate bank securities transactions, and the various banking regulators will oversee banking activities.

         The Gramm-Leach-Bliley Act permits the Company to engage in activities that are "financial in nature." Such activities include security and insurance underwriting, investment banking, and limited merchant banking investing in commercial and industrial companies. To be eligible for such activities, the Company must qualify as a FHC and file a declaration as a FHC with the Federal Reserve. To qualify as a FHC, the Company must be "well-capitalized," "well managed" and have at least a satisfactory rating under the Community Reinvestment Act. Further, the Company, if it elects FHC status, can pursue additional activities which are incidental or complementary in nature to a financial activity, or which the Federal Reserve subsequently determines to be financial in nature. The Gramm-Leach-Bliley Act also allows the Bank, with OCC approval, to control or hold an interest in a "financial subsidiary" which may engage in, among other things, the activities specified in the Gramm-Leach-Bliley Act as being financial in nature. However, a financial subsidiary is not permitted to engage in activities such as insurance underwriting or annuity issuance, real estate development, investment activities, or merchant banking activities. In addition, any financial subsidiary of the Bank would generally be treated as an affiliate of the Bank, rather than as a subsidiary, for purposes of affiliate transaction restrictions of the Federal Reserve Act.

         It is expected that the Gramm-Leach-Bliley Act will facilitate further consolidation in the financial services industry on both a national and international basis, and will cause existing bank holding companies to restructure their existing activities in order to take advantage of the new powers granted and comply with their attendant requirements and conditions.

Capital Adequacy Requirements

         Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the OCC. The Federal Reserve Board and the OCC have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in the risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, on a consolidated basis with the banks owned by the holding company, as well as to state member banks. The OCC's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to at least 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the risk level of a particular asset, it is assigned to a risk category.

         For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages, provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are then added together to determine total risk-weighted assets.

         The Federal Reserve Board and the OCC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions must maintain a ratio of at least 3% "Tier 1" capital to total weighted risk assets (net of goodwill, certain intangible assets, and certain deferred tax assets). Tier 1 capital includes common shareholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

         Both the risk-based capital guidelines and the leverage ratio are minimum requirements. They are applicable to all banking institutions unless the applicable regulating authority determines that different minimum capital ratios are appropriate for a particular institution based upon its circumstances. Institutions operating at or near these ratios are expected to have well-diversified risks, excellent control systems, high asset quality, high liquidity, good earnings, and in general must be considered strong banking organizations, rated composite 1 under the CAMELS rating system of banks or the BOPEC rating system of bank holding companies. The OCC requires that all but the most highly-rated banks and all banks with high levels of risk or experiencing or anticipating significant growth maintain ratios of at least 4% Tier 1 capital to total assets. The Federal Reserve Board also requires bank holding companies without a BOPEC-1 rating to maintain a ratio of at least 4% Tier 1 capital to total assets; furthermore, banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the 3% and 4% minimum levels.

         The FDIC has also adopted a rule substantially similar to that issued by the Federal Reserve Board, that establishes a minimum leverage ratio of 3% and provides that FDIC-regulated banks with anything less than a CAMELS-1 rating must maintain a ratio of at least 4%. In addition, the FDIC rule specifies that a depository institution operating with less than the applicable minimum leverage capital requirement will be deemed to be operating in an unsafe and unsound manner unless the institution is in compliance with a plan, submitted to and approved by the FDIC, to increase the ratio to an appropriate level. Finally, the FDIC requires any insured depository institution with a leverage ratio of less than 2% to enter into and be in compliance with a written agreement between it and the FDIC (or the primary regulator, with the FDIC as a party to the agreement). Such an agreement should contemplate immediate efforts to acquire the capital required to increase the ratio to an appropriate level. Institutions that fail to enter into or maintain compliance with such an agreement will be subject to enforcement action by the FDIC.

         The OCC's guidelines provide that intangible assets are generally deducted from Tier 1 capital in calculating a bank's risk-based capital ratio. However, certain intangible assets which meet specified criteria ("qualifying intangibles") are retained as a part of Tier 1 capital. The OCC has modified the list of qualifying intangibles, currently including only purchased credit card relationships and mortgage and non-mortgage servicing assets, whether originated or purchased and excluding any interest-only strips receivable related thereto. The OCC has amended its guidelines to increase the limitation on such qualifying intangibles from 50% to 100% of Tier 1 capital, of which no more than 25% may consist of purchased credit card relationships and non-mortgage servicing assets.

         The risk-based capital guidelines of the OCC, the Federal Reserve Board and the FDIC explicitly include provisions regarding a bank's exposure to declines in the economic value of its capital due to changes in interest rates to ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

         The OCC, the Federal Reserve Board and the FDIC have added a provision to the risk-based capital guidelines that supplements and modifies the usual risk-based capital calculations to ensure that institutions with significant exposure to market risk maintain adequate capital to support that exposure. Market risk is the potential loss to an institution resulting from changes in market prices. The modifications are intended to address two types of market risk: general market risk, which includes changes in general interest rates, equity prices, exchange rates, or commodity prices, and specific market risk, which includes particular risks faced by the individual institution, such as event and default risks. The provision defines a new category of capital, Tier 3, which includes certain types of subordinated debt. The provision automatically applies only to those institutions whose trading activity, on a worldwide consolidated basis, equals either (i) 10% or more of total assets or
(ii) $1 billion or more, although the agencies may apply the provision's requirements to any institution for which application of the new standard is deemed necessary or appropriate for safe banking practices. For institutions to which the modifications apply, Tier 3 capital may not be included in the calculation rendering the 8% credit risk ratio; the sum of Tier 2 and Tier 3 capital may not exceed 100% of Tier 1 capital; and Tier 3 capital is used in both the numerator and denominator of the normal risk-based capital ratio calculation to account for the estimated maximum amount that the value of all positions in the institution's trading account, as well as all foreign exchange and commodity positions, could decline within certain parameters set forth in a model defined by the statute. Furthermore, covered institutions must "backtest," comparing the actual net trading profit or loss for each of its most recent 250 days against the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measure and must then apply a statutory multiplication factor based on that number for the next quarter's capital charge for market risk.

Prompt Corrective Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One element of the FDICIA provides for the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the FDICIA does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The FDICIA creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

         As an institution's capital levels decline, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

         The OCC, the Federal Reserve Board and the FDIC have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                                              Total Risk-Based     Tier 1 Risk-Based      Tier 1
                                              Capital Ratio        Capital Ratio          Leverage
                                              ----------------     -----------------      --------
                                                                                           Ratio
                                                                                          --------
       Well capitalized(1)                         >=10%                >= 6%              >= 5%
       Adequately Capitalized(1)                   >= 8%                >= 4%              >= 4%(2)
       Undercapitalized(4)                          < 8%                 < 4%               < 4%(3)
       Significantly Undercapitalized(4)            < 6%                 < 3%               < 3%
       Critically Undercapitalized                  -                    -                  < 2%(5)

- ---------------

(1)      An institution must meet all three minimums.

(2) >=3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines. -

(3) < 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.

(5)      Ratio of tangible equity to total assets.

           In addition, the Federal Reserve Board, the OCC and the FDIC have adopted regulations, pursuant to the FDICIA, defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. Both the capital standards and the safety and soundness standards which the FDICIA seeks to implement are designed to bolster and protect the deposit insurance fund.

Reporting Requirements

           As a national bank, the Bank is subject to examination and review by the OCC. This examination is typically completed on-site at least every eighteen months and is subject to off-site review at call. The OCC, at will, can access quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

           As a financial holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

           The scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation. In addition, regulators sometimes require higher capital levels on a case-by-case basis based on such factors as the risk characteristics or management of a particular institution. The Company and the Bank are not aware of any attributes of their operating plan that would cause regulators to impose higher requirements.

ITEM 2.  PROPERTIES.

Main Office

         On January 5, 1989, the organizers of the Company entered into an agreement with Gordon E. Inman, the Chairman of the Board of the Company, to lease a two-story commercial building to house the Bank's office. Additional space in this building was leased by the Company from Mr. Inman in May 1991 and in June 1993. The two floors contain an aggregate of approximately 12,000 square feet. The building is situated on approximately one-tenth acre located at 230 Public Square, Franklin, Tennessee 37064. On May 1, 1997 the Company amended the original lease to include a 9,300 square foot building adjacent to the current facility. The building, Franklin Financial Center, is located at 216 East Main Street, Franklin, Tennessee 37064. On April 6, 1998 the Company again amended the original lease to include a 4,000 square foot building which backs up to the original property. This building, which houses the Bank's mortgage operations, is located at 110 3rd Avenue, Franklin, TN 37064. On January 5, 1989, the organizers of the Company also entered into a ground lease with Mr. Inman for the lease of approximately .05 acres located adjacent to the proposed bank office. The Company is using this parcel to accommodate the Banks drive-in teller and bank window facility. Both leases provide for a term of 20 years, with three five-year renewal options, with the lease terms commencing on May 15, 1989. The current monthly rental under these leases total $38,027. The Company is subleasing the permanent facility and the adjacent parcel to the Bank at a rate which includes reimbursement to the Company for payment of rent, taxes, insurance, repairs and maintenance of the properties.

Spring Hill Branch

         In May 1991, the Bank acquired a 3,000 square foot office building in Spring Hill, Tennessee from Mr. Inman at a purchase price of $305,000. This facility houses the Bank's Spring Hill branch.

Williamson Square Branch

         In November 1993, the Bank entered into a 15 year lease with an unrelated third party for a commercial building in the Williamson Square Shopping Center on Highway 96E in Franklin, Tennessee. This facility houses the Bank's Williamson Square branch. In January 1997, the Company purchased this property for $980,000.

Brentwood Branch

         In July 1994, the Bank entered into a long-term lease with an unrelated third party for a commercial building in Brentwood, Tennessee. This facility housed the Bank's Brentwood branch from April 1995 until February 2000. A new 4,900 square foot branch office has been constructed in the Brentwood area that is larger than the existing one. It is leased from an unrelated third party with monthly lease payments of $10,294. This branch facility opened in February 2000.

Fairview Branch

         In January 1997, the Bank purchased a parcel of land in Fairview, Tennessee at a purchase price of $140,000. The Bank opened a branch office in a mobile unit at this site in the second quarter of 1997.

The Bank constructed a 5,000 sq. foot permanent facility at this location which opened in the second quarter of 1998.

Cool Springs Branch

         In October 1998, the Company purchased a parcel of land in the Cool Springs area of Franklin for $650,000. In May 2000, the Company completed construction and opened a 4,900 square foot branch facility.


Fieldstone Farms Branch
         In July 1999, the Company purchased a parcel of land in the Fieldstone Farms area of Franklin for $740,000. In June 2000, the Company completed construction and opened a 4,900 square foot branch facility.

Green Hills Branch

         In July 2000, the Bank assumed a lease with an unrelated third party on a 5,000 square foot facility in the Green Hills area of Davidson County. The branch facility opened in January 2001. The monthly lease payments are $9,300.

Fourth and Union Branch

         In January 2001, the Bank leased from an unrelated third party a 6,900 square foot facility at the corner of Fourth Street and Union Street in downtown Nashville. The branch facility opened in February 2001 with monthly lease payments of $14,064.

Administrative Offices
         In December 1993, the Bank entered into a six and one-half year lease with Mr. Inman for office/warehouse space on Main Street in Franklin, Tennessee. This lease was amended in January 1996 to include an additional 3,000 square feet. The lease was amended in September 1998 to extend the term of the lease to fifteen and one-half years. In August 1999, the lease was further amended to include an additional 2,600 square feet. The lease, as amended, covers approximately 9,600 square feet and, provides for monthly payments to Mr. Inman of $9,800. The office space houses "back office" functions for the Bank, including data processing, check and document imaging, bookkeeping, and accounting.

         The Bank also leases a building from Mr. Inman, the Home Loan Center, which houses its mortgage origination functions. The lease provides for monthly payments to Mr. Inman of approximately $4,100.

         The Bank is leasing an office building from an unrelated third party in downtown Franklin which houses the Human Resources department and a training facility. The monthly lease payments are approximately $2,900.

ITEM 3.  LEGAL PROCEEDINGS.

          On October 12, 1999, the Bank, along with William Hooper, was sued by Milton Prowell, the plaintiff ("Prowell"). The lawsuit, styled Milton C. Prowell, An Individual & d/b/a MC Prowell Landscaping v. William Hooper, Individually and as Agent for Franklin

National Bank, and Franklin National Bank, In the Circuit Court for Maury County at Columbia, Tennessee Civil Action No. 8895 (the "Prowell Litigation") alleges, among other things, malicious prosecution. William Hooper, a Williamson County Constable and two Maury County Constables served a criminal complaint on Prowell, issued by the Williamson County Court, for hindering Franklin National Bank, a secured creditor. William Hooper and his company, All Points Recovery, had previously been contracted on a fee basis as an independent contractor by Franklin National Bank to recover certain collateral on a defaulted note. Prowell has demanded from the Bank and the other defendant $1.5 million in alleged compensatory and punitive damages. The Bank believes that the claims of the plaintiff in the Prowell Litigation are unfounded and completely without merit. The Bank denies all liability with respect to these claims and intends to vigorously defend them.

         On August 24, 2000, Jerrold S. Pressman filed a complaint in the U.S. District Court for the Middle District of Tennessee, against Franklin National Bank and Gordon E. Inman, Chairman of the Board of the Company and the Bank, alleging breach of contract, tortuous interference with contract, fraud, and civil conspiracy in connection with the denial of a loan to a potential borrower involved in a real estate transaction. The Bank and Mr. Inman filed their answers in this matter on September 18, 2000, and a motion for Summary Judgment on October 10, 2000. The Court denied the Bank's motion for Summary Judgment on February 15, 2001. Mr. Pressman seeks compensatory damages in an amount not to exceed $12 million and punitive damages in an amount not to exceed $24 million from each defendant. The Bank and Mr. Inman deny all of the allegations and will vigorously defend the action. Management further believes that the claims alleged by Mr. Pressman are frivolous and without merit and the chances for recovery by Mr. Pressman are remote.

         On September 1, 2000, Highland Capital, Inc. filed a complaint in the U.S. District Court for the Middle District of Tennessee, against Franklin National Bank alleging that the Bank required Highland Capital, Inc. to purchase stock in Franklin Financial Corporation, the Bank's parent company, in conjunction with Highland Capital, Inc.'s efforts to obtain a loan from the Bank in violation of 12 U.S.C. ss. 1972, which prohibits certain tying arrangements. Highland Capital, Inc. is seeking an unspecified amount of damages in an amount not to exceed $2 million, plus attorney's fees and costs. The Bank filed an answer in the matter on September 19, 2000. The Bank has denied all allegations under the complaint and believes the claims alleged by Highland Capital, Inc. are without merit. The Bank intends to vigorously defend against the action.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             On October 3, 2000 the Company held a Special Meeting of Shareholders. The meeting was held to approve an Amendment to the Company's Restated Charter, as amended, to effect a 1-for-4 reverse split of the Company's Common Stock. The shareholders approved the amendment. The number of votes cast for the Amendment was 22,582,908, with 634,149 against. The reverse split became effective on October 18, 2000.

         No other matters were presented or voted upon at the Special Meeting.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Market Information. The Company's common stock began trading on the Over-The-Counter Bulletin Board under the symbol "FNFN" in November 2000. Prior to this time, the Company's common stock was quoted in the "Pink Sheets," an inter-broker quotation medium and no organized trading market existed. The market for the Company's common stock must be characterized as a limited market due to its relatively low trading volume and analyst coverage.

         For the fourth quarter ended December 31, 2000, the high and low bid quotation per share was $11.25 and $10.50. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. As of March 15, 2001, the approximate number of holders of record of the Company's common stock was 637.

         Dividends. In February 2001, the Company declared a $.0525 per share cash dividend payable April 4, 2001 to shareholders of record on March 23, 2001.

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

         Recent Sales of Unregistered Securities.

         There were no sales of unregistered securities during the fourth quarter of 2000.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                             At or for the Year Ended December 31,
                                            --------------------------------------------------------------------
                                              2000           1999            1998          1997           1996
                                            --------       --------       ---------      --------       --------
                                                                  (Dollars in thousands)
Earnings

Interest income                             $ 43,224       $ 30,691       $ 26,438       $ 22,521       $ 16,710
Interest expense                              25,927         15,185         13,142         10,896          7,731
Net interest income                           17,298         15,506         13,296         11,625          8,979
Provision for loan losses                        687            350            515            420            420
Non-interest income                            4,935          4,665          5,124          2,774          1,802
Non-interest expense                          14,457         13,006         10,251          7,841          6,359
Net income                                     4,739          4,470          4,886          3,888          2,565
Net income per share (basic)                $    .61       $    .58       $    .69       $    .56       $    .36
Net income per share (diluted)              $    .57       $    .54       $    .62       $    .48       $    .32

Average Balances

Assets                                      $503,964       $373,901       $308,287       $251,333       $186,021
Deposits                                     427,611        333,840        273,863        227,073        171,952
Loans, net                                   296,251        256,206        214,792        178,047        133,309
Earning assets                               473,257        350,377        288,447        235,271        173,339
Shareholders' equity                          24,188         23,250         21,271         15,970         12,159

Balance Sheet Data

Assets                                      $604,946       $430,400       $349,867       $274,433       $215,667
Deposits                                     491,980        383,857        312,397        247,572        199,911
Loans, net                                   318,921        257,284        213,734        188,517        152,002
Earning assets                               569,985        403,057        326,473        256,225        201,913
Long-term obligations                         74,708          6,722          6,744            750             --
Shareholders' equity                          30,730         22,859         23,589         17,790         13,504
Book value per share                            3.94           2.94           3.08           2.56           1.96
Dividends per share                            .2025            .17            .04             --             --

Shares outstanding (weighted)                  8,357          8,322          7,889          8,153          7,651

Key Ratios

Return on average assets                        0.94%          1.20%          1.59%          1.55%          1.38%
Return on average shareholders' equity         19.59%         19.23%         22.97%         24.35%         21.10%
Shareholders' equity to total assets            5.08%          5.31%          6.74%          6.48%          6.26%

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         Details regarding the Company's financial performance are presented in the following discussion, which should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

GENERAL

         Franklin National Bank represents virtually all the assets of Franklin Financial Corporation. The Bank, headquartered in Franklin, Tennessee, was opened in December of 1989 and continues to experience substantial growth. The Bank has nine full service branches located throughout Williamson, Davidson and Maury Counties. In August 1996, the Bank opened an insurance subsidiary, Franklin Financial Insurance. In October 1997, the Bank opened a financial services subsidiary, Franklin Financial Securities. The financial services subsidiary offers financial planning and securities brokerage services through Legg Mason Financial Partners. In December 1997, the Bank began operating its mortgage division as a separate subsidiary, Franklin Financial Mortgage. Also in January 1998, the mortgage subsidiary began a wholesale mortgage operation and in August 1998, opened a retail mortgage origination office in Chattanooga, Tennessee. Franklin Financial Mortgage originates, sells and services mortgage loans. In June 2000, the Company formed Franklin Capital Trust I, a Delaware business trust and wholly owned subsidiary of the Company, for the purpose of issuing Trust Preferred Securities to the public. In December 2000, the Company received approval from the Federal Reserve Bank to convert from a bank holding company to a financial holding company to allow the Company additional avenues for growth opportunities.

            On June 6, 2000, the Company filed a Registration Statement on Form S-2, Reg. No. 333-38674, with the Securities and Exchange Commission to register up to $16 million in aggregate principal amount of floating rate trust preferred securities (the "Trust Preferred Securities"). The Trust Preferred Securities were offered and sold through Franklin Capital Trust I, a Delaware business trust and wholly owned subsidiary of the Company, on a best efforts basis with a minimum of $10.0 million and a maximum of $16.0 million to be sold in the offering. The Trust Preferred Securities pay cumulative cash distributions accumulating from the date of issuance at an annual rate of three-month LIBOR plus 3.50% of the liquidation amount of $1,000 per preferred security on a quarterly basis beginning October 15, 2000. The Trust Preferred Securities have a thirty-year maturity and may be redeemed by the Company upon the earlier of five years or the occurrence of certain other conditions. On July 17, 2000 and August 11, 2000 the Company completed the sale of $11.0 million and $5.0 million, respectively, of the Trust Preferred Securities. The Company received net proceeds of $15.2 million from the offering, which it used to repay approximately $5.0 million of indebtedness under its line of credit, purchase investments as part of a leverage program to offset the interest expense associated with the Trust Preferred Securities and for general corporate purposes, including capital investments in the Bank. Subject to certain limitations, the Trust Preferred Securities qualify as Tier 1 capital and are carried in Other Borrowings on the Company's Balance Sheet. The Company purchased approximately $81.3 million of investment securities in a leverage program to gain immediate income benefits and offset interest expense of the Trust Preferred Securities. This leverage program was funded through proceeds from the Trust Preferred Securities, $52.0 million of Federal Home Loan Bank advances and brokered certificates of deposit. The objectives of the leverage program are to realize a 120 basis point spread between investment yields and borrowings, to utilize cash flow from the investments purchased to help fund future loan demand and to limit interest rate shock exposure in the up 100 basis point rate shock scenario.

LIQUIDITY AND CAPITAL RESOURCES

         General. The Company maintains its liquidity through the management of its assets and liabilities. The Company strives to maintain an asset/liability mix that provides the highest possible net interest margin without taking undue risk with regard to asset quality or liquidity. Liquidity management involves meeting the funds flow requirements of customers who may withdraw funds on deposit or have need to obtain funds to meet their credit needs. Banks in general must maintain adequate cash balances to meet daily cash flow requirements as well as satisfy reserves required by applicable regulations. The cash balances held are one source of liquidity. Other sources are provided by the investment portfolio, federal funds purchased, Federal Home Loan Bank advances, sale of loan participations, loan payments, brokered and public funds deposits and the Company's ability to borrow funds as well as issue new capital.

         Liquidity is at an adequate level with cash and due from banks of $19.0 million at December 31, 2000. Loans and securities scheduled to mature within one year exceeded $218.7 million at December 31, 2000, which should provide further liquidity. In addition, approximately $221.0 million of securities are classified as available for sale to help meet liquidity needs should they arise. Based on the current interest rate environment, the Bank anticipates $47.0 million in cash flow from the investment portfolio over the next year as a source of liquidity to help fund loan demand. The Company has lines of credit of $10.0 million with lending institutions and the Bank is approved to borrow up to $10.0 million in funds from the Federal Home Loan Bank and $35.0 million in federal funds lines to assist with capital and liquidity needs. At December 31, 2000, the Company had $1.6 million in borrowings against its line of credit and the Bank had no federal funds purchased outstanding. In February and August 1998, the Bank entered into long-term convertible Federal Home Loan Bank advances with a ten year maturity and one year call option totaling $6.0 million. During the fourth quarter of 1999 these advances converted to variable rate advances which reprice quarterly based on LIBOR. As part of a leverage program to offset interest expense associated with the Trust Preferred Securities offering, during the third quarter of 2000, the Bank entered into three long-term convertible Federal Home Loan Bank advances. One advance of $25.0 million has a ten year maturity with a three year call option. The other two advances totaling $27.0 million have a five year maturity with a one year call option. After the three and one year call options, these advances may be converted by the FHLB from a fixed rate to a variable rate. The Bank has $1.5 million outstanding in repurchase agreements to further develop its relationship with a customer. The Bank had approximately $60.1 million in brokered deposits at December 31, 2000 to help fund strong loan demand. The majority of these deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank's core deposit base.

         Approximately $19.3 million in loan commitments are expected to be funded within the next six months. Furthermore, the Bank has approximately $45.0 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded.

         Capital Expenditures. Other than expenditures relating to the normal course of business, the Company does not have any capital expenditures planned for 2001.

         Management monitors the Company's asset and liability positions in order to maintain a balance between rate sensitive assets and rate sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company's liquidity is adequate at December 31, 2000. Other than as set forth above, there are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which if they were to be implemented would have a material effect on the Company's liquidity, capital resources, or results of operations.

         Cash Flows. Net cash flow provided by operating activities was $7.2 million in 2000 compared to $18.7 million in 1999, a decrease of $11.5 million. The decrease in cash flow provided is due to the sale of loans exceeding loans originated for sale by $2.3 million in 2000 as compared to $13.7 million in 1999. The majority of this change is due to the decrease in loans originated in the mortgage banking segment. The decrease in cash flow is offset slightly by an increase in net income of $269,000, coupled with decreases in noncash items such as other assets. The decrease in cash flow is also attributed to accretion exceeding depreciation and amortization in 2000 as compared to depreciation and amortization exceeding accretion in 1999 resulting from an increase in the purchase of zero coupon agency securities.

         Net cash used in investing activities was $163.2 million in 2000 compared to $99.2 million in 1999, representing a $64.0 million increase, which was largely due to the banking segment. The increase in the change in net loans of $63.4 million in 2000 compared to $45.5 million in 1999. The change in the net investment portfolio also increased from $59.8 million in 1999 to $84.2 million in 2000 primarily due to the leverage program associated with the Trust Preferred Securities offering.

         Net cash provided by financing activities was $162.3 million in 2000 compared to $80.1 million in 1999, an $82.2 million increase. The increase is partially due to an increase in deposits of $108.1 million in 2000 compared to $71.5 million in the preceding year. Net cash provided by other borrowings increased from $10.6 million in 1999 to $57.3 million in 2000. The increase in other borrowings is a result of the $16.0 million of subordinated debt issued in conjunction with the Trust Preferred Securities offering and the Company's borrowing of $52.0 million in Federal Home Loan Bank advances to assist in funding the leverage program associated with the Trust Preferred Securities offering. This increase was offset by a decrease of $5.7 million in the Company's line of credit. During the first quarter of 1997, the Bank entered into a $4.4 million repurchase agreement to further develop its relationship with a customer, of which $1.0 million matured in 2000.

         Interest Rate Sensitivity. The following is an analysis of rate sensitive assets and liabilities as of December 31, 2000:

                                                 0-3 MOS.          3-12 MOS.          1-5 YRS.      5 OR MORE YRS.        TOTAL
                                                ---------          ---------          --------      --------------      --------
Securities .............................        $   9,468          $  28,814          $136,143         $ 53,393         $227,818
Loans ..................................          185,141             46,457            94,039            3,067          328,704
Federal funds sold .....................               --                 --                --           10,438
                                                                                                                          10,438
                                                ---------          ---------          --------         --------         --------
Total rate sensitive assets ............          205,047             75,271           230,182           56,460          566,960
NOW deposits ...........................           41,749                 --                --               --           41,749
Savings deposits .......................          109,369                 --                --               --          109,369
Time deposits ..........................          204,310             87,672            12,092               --          304,074
Repurchase agreements ..................            1,421                 --                --            1,521
                                                                                                                             100
Other borrowings .......................           24,318                 --                --           52,000           76,318

Total rate sensitive ...................          381,167             87,772            12,092          533,031
   Liabilities .........................           52,000
                                                ---------          ---------          --------         --------         --------

Excess (deficiency) of rate
   sensitive assets less
   rate sensitive liabilities ..........        $(176,120)         $ (12,501)         $218,090         $  4,460         $ 33,929
                                                =========          =========          ========         ========         ========

Excess (deficiency) as a
   percentage of earning
   assets ..............................            (31.1)%             (2.2)%            38.5%              .8%             6.0%

Cumulative excess
   (deficiency) ........................        $(176,120)         $(188,621)         $ 29,469         $ 33,929         $ 33,929
                                                =========          =========          ========         ========         ========
Cumulative excess
   (deficiency) as a
   percentage of earnings
   assets ..............................            (31.1)%            (33.3)%             5.2%             6.0%             6.0%

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

         Capital Adequacy. Stockholders' equity at December 31, 2000, was $30.7 million or 5.1% of total assets compared to $22.9 million or 5.3% of total assets at December 31, 1999. See note 14 of the notes to consolidated financial statements. As set forth in the following table, equity capital of the Company and the Bank exceeded regulatory requirements as of December 31, 2000:

                                                               MINIMUM
                                            FOR CAPITAL        FOR "WELL         COMPANY
                                             ADEQUACY        CAPITALIZED"      CONSOLIDATED         BANK'S
                                             PURPOSES          CATEGORY           ACTUAL            ACTUAL
                                            -----------      ------------      ------------         ------
         Leverage                               4.00%             5.00%              6.8%              7.1%

         Tier 1 risk-based                      4.00%             6.00%             10.9%             11.6%

         Total risk-based                       8.00%            10.00%             13.4%             13.0%

FINANCIAL CONDITION

         Total assets have grown $174.5 million or 40.6% since December 31, 1999 to a total of $604.9 million at December 31, 2000. The growth during 2000 has been funded by a $108.1 million increase in deposits, a $57.3 million increase in other borrowings and net income of $4.7 million. Total deposits were $492.0 million at December 31, 2000. Approximately $81.3 million of the increase in assets is due to the increase in investment securities resulting from the leverage program associated with the Trust Preferred Securities offering. The increase in other borrowings is due to $16.0 million of subordinated debt issued in conjunction with the Trust Preferred Securities offering and $52.0 million in Federal Home Loan Bank advances to assist in funding the leverage program.

         The Company continues to experience excellent loan demand as demonstrated by the growth in net loans of $61.6 million or 24.0% since December 31, 1999. The allowance for loan losses increased $546,000, or 22.0%, from the level at December 31, 1998, for a total of $3.0 million or approximately

 .9% of total loans. The increase in the allowance for loan losses is primarily the result of growth in the loan portfolio and not because of a decline in asset quality. The Company has seen significant growth in construction and commercial real estate loans which carry a higher reserve factor. Management believes that the level in the allowance for loan losses is adequate at December 31, 2000. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. In addition, Professional Bank Services, an external bank consulting firm, performs an annual review of the loan portfolio to provide management with an independent third-party opinion regarding the adequacy of the allowance for loan losses. At December 31, 2000, the Bank had no loans on nonaccrual and loans that were specifically classified as impaired of approximately $72,000. The allowance for loan losses related to impaired loans was $37,000 at December 31, 2000.

         At December 31, 2000 the fair value of securities classified as available-for-sale exceeded the cost of the securities by $980,000. At December 31, 1999, cost of the securities classified as available-for-sale exceeded the fair value of securities by $6.6 million. As a result, unrealized gain (loss) net of taxes of $588,000 and ($4.0 million) for the year ended December 31, 2000 and the year ended December 31, 1999, respectively, is included in "Other Comprehensive Income" in the stockholders' equity section of the balance sheet. The change in unrealized gain (loss) is due to economic market conditions and decreases in interest rates during late 2000. See notes 1 and 3 to the consolidated financial statements.

         Securities available-for-sale increased $93.7 million or 73.6% during 2000 due to the leverage program and overall Bank growth. Premises and equipment increased $2.0 million during 2000 primarily due to the leasehold improvement costs associated with the new Brentwood branch facility and construction costs related to the Cool Springs and Fieldstone Farms branch facilities. Accrued interest receivable increased $1.3 million during 2000 due to combined increases of $154.4 million in the Bank's loan and securities portfolios. Stockholders' equity increased $7.9 million or 34.4% from December 31, 1999 to December 31, 2000. The increase in stockholders' equity is attributable to a $4.7 million increase in net income and a $4.6 million increase in other comprehensive income, partially offset by $1.6 million in dividends declared.

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED WITH FISCAL 1999

         The Company had net income of $4.7 million in 2000 compared to $4.5 million in 1999. The Company had income before taxes of $7.1 million in 2000, representing a 4.0% increase from the $6.8 million recorded in 1999.

         Total interest income increased $12.5 million, or 40.8%, in 2000 as compared to 1999, while total interest expense increased $10.7 million or 70.7% in 2000 as compared to 1999. The increase in total interest income is attributable to an increase in average earning assets of $122.9 million, or 35.1%, in 2000, partially offset by a decrease in yield. The increase in total interest income is primarily due to the banking segment. Average interest bearing liabilities increased $124.6 million or 39.2% in 2000. Strong rate competition, the interest expense related to the Trust Preferred Securities and the leverage program resulted in a decrease in net yield from 4.43% in 1999 to 3.65% in 2000.

         The provision for loan losses was $687,000 in 2000 as compared to $350,000 in 1999. Provisions for loan losses have been necessary due to growth in the Bank's loan portfolio. Net charge-offs were $142,000 or .05% of average loans outstanding in 2000, as compared to $64,000, or .02%, of average loans outstanding in 1999.

         Total other income of $4.9 million in 2000 increased $271,000, or 5.8%, from 1999. The increase was largely attributed to a $255,000, or 14.9%, increase in service charges on deposit accounts at the Bank. This increase was partially offset by a decrease of $439,000, or 22.6%, in loan origination fees related to the mortgage banking segment. Mortgage servicing income contributed $239,000 and $629,000 in 2000 and 1999, respectively, to the mortgage banking segment. Other service charges, commissions and fees increased $246,000, or 48.4%, primarily due to income from the Company's insurance subsidiary of $372,000 in 2000 as compared to $236,000 in 1999. Income from the Bank's securities subsidiary increased $123,000, or 31.5%, to $515,000 in 2000 as compared to $392,000 in
1999.

         Total other expenses increased $1.5 million, or 11.2%, during 2000 as compared to 1999. Salaries and employee benefits increased $1.1 million, or 16.8%, primarily due to the hiring of additional personnel in the banking segment. The Bank had 198 full time equivalent employees at December 31, 2000 as compared to 170 a year earlier. Salaries and employee benefits for the mortgage banking segment was $1.2 million in 2000 as compared to $1.4 million in 1999. The decrease is primarily due to a decrease in commissions as a result of the decrease in mortgage loan originations. Included in salaries and employee benefits are commissions related to the mortgage banking segment of $188,000 in 2000 compared to $300,000 in 1999. Occupancy expense and furniture and equipment expense increased $417,000, or 32.6%, and $197,000, or 20.8%, respectively, from 1999 to 2000 primarily due to the opening of the new facilities and overall Bank growth. Mortgage banking segment expenses decreased $523,000, or 49.3%, in 2000 as compared to 1999. The decrease is primarily due to a decrease in mortgage correspondent loan pricing fees on wholesale loans originated. Loss on the sale of mortgage loans was a realized loss of $164,000 in 2000 compared to $447,000 in 1999. The primary reasons for the loss are interest rate fluctuations and the decrease in mortgage loan originations. Other expenses have increased as a result of the overall growth of the Bank.

FISCAL 1999 COMPARED WITH FISCAL 1998

         The Company had net income of $4.5 million in 1999 compared to $4.9 million in 1998. The Company had income before taxes of $6.8 million in 1999, representing an 11.0% decrease from the $7.7 million recorded in 1998.

         Total interest income increased $4.3 million, or 16.1%, in 1999 as compared to 1998, while total interest expense increased $2.0 million, or 15.5%, in 1999 as compared to 1998. The increase in total interest income is attributable to an increase in average earning assets of $61.9 million, or 21.5%, in 1999, partially offset by a decrease in yield. The increase in total interest income is primarily due to the banking segment. Average interest bearing liabilities increased $61.4 million or 23.9% in 1999. A slightly lower interest rate environment in 1999 as compared to 1998, strong rate competition, and fourth quarter 1999 deposit interest rate increases due to year 2000 issues, resulted in a decrease in net yield from 4.61% in 1998 to 4.43% in 1999.

         The provision for loan losses was $350,000 in 1999 as compared to $515,000 in 1998. Provisions for loan losses have been necessary due to growth in the Bank's loan portfolio. Net charge-offs were $64,000 or .02% of average loans outstanding in 1999, as compared to $149,000, or .07%, of average loans outstanding in 1998.

         Total other income of $4.7 million in 1999 decreased $459,000, or 9.0%, from 1998. The decrease was largely attributed to a decrease of $285,000, or 12.8% in loan origination fees related to the mortgage banking segment and a decrease in security call option fees of $379,000, or 93.6%, at the Bank. These decreases were partially offset by an increase of $324,000, or 23.3%, in service charges on deposit accounts at the Bank. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," in 1998, which superseded SFAS No. 122 "Accounting for Mortgage Servicing Rights." Mortgage servicing income contributed $629,000 and $1.1 million in 1999 and 1998, respectively, to the mortgage banking segment. Other service charges, commissions and fees decreased $419,000, or 45.2%, primarily due to security call option fees offset by income from the Bank's insurance subsidiary of $236,000 in 1999 as compared to $131,000 in 1998. Income from the Bank's securities subsidiary increased $119,000, or 43.5%, to $392,000 in 1999 as compared to $273,000 in 1998.

         Total other expenses increased $2.8 million, or 26.9%, during 1999 as compared to 1998. Salaries and employee benefits increased $1.1 million, or 18.7%, primarily due to the hiring of additional personnel in the banking segment. The Bank had 170 full time equivalent employees at December 31, 1999 as compared to 156 a year earlier. Salaries and employee benefits for the mortgage banking segment was $1.4 million in 1999 as compared to $1.1 million in 1998. The increase is primarily due to an increase in support staff to handle servicing and secondary marketing issues. Included in salaries and employee benefits are commissions related to the mortgage banking segment of $300,000 in 1999 compared to $412,000 in 1998. Occupancy expense and furniture and equipment expense increased $130,000, or 11.4%, and $143,000, or 17.7%, respectively, from 1998 to 1999 primarily due to new facility and overall Bank growth. Mortgage banking segment expenses increased $610,000, or 136% in 1999 as compared to 1998. The increase is primarily due to an increase in mortgage servicing rights amortization and correspondent loan pricing fees on wholesale loans originated. Gain (loss) on the sale of mortgage loans was a realized loss of $447,000 in 1999 compared to a gain of $103,000 in 1998. The primary reason for the loss is interest rate fluctuations. Other expenses have increased as a result of the overall growth of the Bank.

Selected Quarterly Financial Data

         The following table sets forth certain unaudited quarterly financial data for each of the last eight quarters of the Company. The information has been derived from unaudited financial statements that we believe reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of such quarterly financial information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. All references to per share data has been restated to reflect the reverse stock split declared by the Company during 2000.

                                                  2000
                                Fourth       Third    Second     First
                                Quarter     Quarter   Quarter   Quarter
                                (In thousands, except per share data)
Interest income                 12,628      11,291     9,967     9,338
Interest expense                 8,156       7,054     5,619     5,098
Net interest income              4,472       4,237     4,348     4,240
Provision for loan losses          167         190       150       180
Income before income taxes       1,834       1,698     1,868     1,689
Net income                       1,223       1,145     1,241     1,130
Net income per share
  Basic                           0.16        0.15      0.15      0.15
  Diluted                         0.15        0.14      0.14      0.14


                                                  1999
                                Fourth       Third    Second     First
                                Quarter     Quarter   Quarter   Quarter
                                (In thousands, except per share data)
Interest income                  8,482       7,787     7,434     6,988
Interest expense                 4,275       3,810     3,600     3,500
Net interest income              4,207       3,977     3,834     3,488
Provision for loan losses          120          10       150        70
Income before income taxes       1,806       1,488     1,738     1,782
Net income                       1,181       1,001     1,128     1,160
Net income per share
  Basic                           0.15        0.13      0.15      0.15
  Diluted                         0.14        0.12      0.14      0.14


ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended, is effective for the Company beginning January 1, 2001. The Company had no covered call options or other derivative financial instruments outstanding on January 1, 2001, therefore the effect of the adoption of SFAS No. 133 had no impact on the financial position of the Company.

        SEC Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements", released in December 1999 provides guidance for applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 was implemented in the fourth quarter of 2000. The adoption of this bulletin did not have a material impact on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-bearing liabilities subject to repricing over a specified period and the amount of change in individual interest rates. The liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable net interest income levels. An increasing interest rate environment negatively impacts earnings as the Company's rate-sensitive liabilities generally reprice faster than its rate-sensitive assets. Conversely, in a decreasing interest rate environment, earnings are positively impacted. This potential asset/liability mismatch in pricing is referred to as "gap" and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of
1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one-year time horizon of between .7 and 1.3. At December 31, 2000, the Company had a gap ratio of .7 for the one-year period ending December 31, 2001. Thus, over the next twelve months, slightly more rate-sensitive liabilities will reprice than rate-sensitive assets.

         A 200 basis point decrease in interest rates spread evenly during 2001 is estimated to cause a decrease in net interest income of $480,000 as compared to net interest income if interest rates were unchanged during 2001. In comparison, a 200 basis point increase in interest rates spread evenly during 2000 is estimated to cause a decrease in net interest income of $1.4 million as compared to net interest income if rates were unchanged during 2001. This level of variation is within the Company's acceptable limits. This simulation analysis assumes that savings and checking interest rates have a low correlation to changes in market rates of interest and that certain asset prepayments change as refinancing incentives evolve. The analysis takes into account the call features of certain investment securities based on the 200 basis point rate shock scenario. Further, in the event of a change of such magnitude in interest rates, the Company's asset and liability management committee would likely take actions to further mitigate its exposure to the change. However, given the uncertainty of specific conditions and corresponding actions which would be required, the analysis assumes no change in the Company's asset/liability composition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are filed with this report:
Independent Auditors' Report-Deloitte & Touche LLP
Consolidated Balance Sheets - December 31, 2000 and 1999
Consolidated Statements of Income - Years ended December 31, 2000, 1999 and 1998 Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998 Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


Board of Directors
Franklin Financial Corporation and Subsidiaries
Franklin, Tennessee

We have audited the consolidated balance sheets of Franklin Financial Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Franklin Financial Corporation and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.





/s/ DELOITTE & TOUCHE LLP

Nashville, Tennessee
March 16, 2001

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

- ------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                    2000           1999
Cash and cash equivalents (Notes 1 and 2)                                            $  18,975,825   $  12,700,739
Federal funds sold                                                                      10,438,000              --
Investment securities available-for-sale, at fair value (Notes 1 and 3)                 76,271,563      57,823,391
Mortgage-backed securities available-for-sale, at fair value (Notes 1 and 3)           144,758,477      69,526,329
Investment securities held-to-maturity, at amortized cost (Notes 1 and 3)                2,732,427       2,808,453
Mortgage-backed securities held-to-maturity, at amortized cost (Notes 1 and 3)             328,468         380,146
Federal Home Loan and Federal Reserve Bank stock                                         3,727,500       1,608,000
Loans held for sale (Notes 1 and 4)                                                      9,782,755      11,147,305

Loans (Notes 1 and 4)                                                                  321,946,048     259,763,411
Allowance for loan losses (Notes 1 and 5)                                               (3,025,138)     (2,479,619)
                                                                                     -------------   -------------
            Net loans                                                                  318,920,910     257,283,792

Premises and equipment, net  (Notes 1 and 8)                                            10,600,650       8,563,746
Accrued interest receivable                                                              4,137,667       2,814,174
Mortgage servicing rights, net (Notes 1 and 6)                                           1,480,561       1,584,578
Other assets (Note 12)                                                                   2,790,911       4,159,290
                                                                                     -------------   -------------
TOTAL                                                                                $ 604,945,714   $ 430,399,943
                                                                                     =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS (Note 9):
  Noninterest-bearing                                                                $  36,788,450   $  37,098,767
  Interest-bearing                                                                     455,191,333     346,758,272
                                                                                     -------------   -------------
            Total deposits                                                             491,979,783     383,857,039
Repurchase agreements (Note 1)                                                           1,520,936       2,420,936
Long-term debt and other borrowings (Note 10)                                           76,318,282      19,051,613
Accrued interest payable                                                                 3,130,789       1,321,829
Other liabilities (Note 12)                                                              1,265,748         889,168
                                                                                     -------------   -------------
            Total liabilities                                                          574,215,538     407,540,585

COMMITMENTS AND CONTINGENCIES (Notes 7 and 11)

STOCKHOLDERS' EQUITY (Notes 1, 13 and 14):
  Common stock, no par value - authorized, 500,000,000 shares; issued 7,799,931 and
    31,052,683 shares at December 31, 2000 and 1999, respectively                       11,478,717      11,344,844
  Retained earnings                                                                     18,663,127      15,502,311
  Accumulated other comprehensive income (loss), net of tax                                588,332      (3,987,797)
                                                                                     -------------   -------------
            Total stockholders' equity                                                  30,730,176      22,859,358
                                                                                     -------------   -------------
TOTAL                                                                                $ 604,945,714   $ 430,399,943
                                                                                     =============   =============

See notes to consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

- -------------------------------------------------------------------------------------------------
                                                              2000        1999          1998
INTEREST INCOME:
  Interest and fees on loans                               $31,167,353  $25,184,997  $ 22,140,914
  Taxable securities                                        10,768,075    4,612,768     3,655,304
  Tax-exempt securities                                      1,042,534      698,134       445,284
  Federal funds sold                                           246,448      195,290       196,169
                                                           -----------  -----------  ------------
            Total interest income                           43,224,410   30,691,189    26,437,671

INTEREST EXPENSE:
  Certificates of deposit over $100,000                      8,654,439    5,601,123     5,268,052
  Other deposits                                            13,753,905    8,722,758     7,134,683
  Federal Home Loan Bank advances                            1,617,597      334,507       197,019
  Other borrowed funds                                       1,900,800      526,791       541,916
                                                           -----------  -----------  ------------
            Total interest expense                          25,926,741   15,185,179    13,141,670
                                                           -----------  -----------  ------------

NET INTEREST INCOME                                         17,297,669   15,506,010    13,296,001
PROVISION FOR LOAN LOSSES (Note 5)                             686,992      350,498       515,000
                                                           -----------  -----------  ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         16,610,677   15,155,512    12,781,001

OTHER INCOME:
  Service charges on deposit accounts                        1,970,498    1,715,541     1,391,672
  Mortgage banking activities                                1,506,685    1,945,402     2,229,942
  Gain on sale of investment securities                        188,952      103,650       301,840
  Other service charges, commissions and fees                  753,742      507,972       927,242
  Commissions on sale of annuities and brokerage activity      515,495      392,140       273,301
                                                           -----------  -----------  ------------
            Total other income                               4,935,372    4,664,705     5,123,997

OTHER EXPENSES:
  Salaries and employee benefits (Note 15)                   7,991,135    6,842,369     5,766,239
  Occupancy (Note 11)                                        1,695,658    1,279,074     1,148,688
  Mortgage banking                                             537,191    1,060,295       450,195
  Furniture and equipment                                    1,144,885      947,828       805,067
  Communications and supplies                                  527,890      491,675       434,189
  Advertising and marketing                                    382,349      276,246       282,028
  FDIC and regulatory assessments                              193,467      133,729       105,828
  Loss (gain) on sale of mortgage loans                        163,842      447,077      (102,971)
  Other                                                      1,820,572    1,527,908     1,362,236
                                                           -----------  -----------  ------------
            Total other expenses                            14,456,989   13,006,201    10,251,499
                                                           -----------  -----------  ------------
INCOME BEFORE INCOME TAXES                                   7,089,060    6,814,016     7,653,499
INCOME TAXES (Note 12)                                       2,350,426    2,343,569     2,767,001
                                                           -----------  -----------  ------------
NET INCOME                                                 $ 4,738,634  $ 4,470,447  $  4,886,498
                                                           ===========  ===========  ============
NET INCOME PER SHARE:
  Basic                                                    $      0.61  $      0.58  $       0.69
                                                           ===========  ===========  ============
  Diluted                                                  $      0.57  $      0.54  $       0.62
                                                           ===========  ===========  ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                      7,789,844    7,657,160     7,100,451
                                                           ===========  ===========  ============
  Diluted                                                    8,357,434    8,321,552     7,888,872
                                                           ===========  ===========  ============

See notes to consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

- ----------------------------------------------------------------------------------------------------------------------------------

                                                                                                          Accumulated
                                                           Common Stock                                      Other
                                                     -----------------------  Comprehensive  Retained    Comprehensive
                                                       Shares       Amount       Income      Earnings    Income (Loss)    Total

BALANCE, DECEMBER 31, 1997                            6,990,362  $ 9,819,631                $ 7,756,261    $ 213,780   $17,789,672
Comprehensive income:
  Net income                                                                   $ 4,886,498    4,886,498                  4,886,498
  Other comprehensive income, net of tax:
    Unrealized holding gains on securities arising
      during the year (net of tax of $59,305)                                      168,790
    Less:  Reclassification adjustment for gains
      included in net income (net of tax of $78,478)                              (223,362)
                                                                               -----------
  Other comprehensive loss                                                         (54,572)                  (54,572)      (54,572)
                                                                               -----------
Comprehensive income                                                           $ 4,831,926
                                                                               ===========
Four-for-one stock split                             20,971,086
Exercise of stock options/warrants and issuance of
    common stock                                      2,509,355    1,144,150                                             1,144,150
Tax benefit of stock options exercised                               127,736                                               127,736
Cash dividend declared; $0.01 per share                                                        (304,708)                  (304,708)
                                                     ---------   -----------                -----------   -----------   -----------
BALANCE, DECEMBER 31, 1998                           30,470,803   11,091,517                 12,338,051      159,208    23,588,776
Comprehensive income:
  Net income                                                                     4,470,447    4,470,447                  4,470,447
  Other comprehensive income, net of tax:
    Unrealized holding losses on securities arising
        during the year (net of tax of $2,791,350)                              (4,215,414)
    Less:  Reclassification adjustment for gains
      included in net income (net of tax of $35,241)                               (68,409)
                                                                               -----------
Other comprehensive loss                                                        (4,147,005)               (4,147,005)   (4,147,005)
                                                                               -----------
Comprehensive income                                                           $   323,442
                                                                               ===========
Exercise of stock options/warrants and issuance of
    common stock                                        581,880      236,988                                               236,988
Tax benefit of stock options exercised                                16,339                                                16,339
Cash dividend declared; $0.03 per share                                                        (917,899)                  (917,899)
Cash dividend declared; $0.0125 per share                    --           --                   (388,288)          --      (388,288)
                                                     ----------   ----------                 ----------   ----------   -----------
BALANCE, DECEMBER 31, 1999                           31,052,683   11,344,844                 15,502,311   (3,987,797)   22,859,358
Comprehensive income:
Net income                                                                     $ 4,738,634    4,738,634                  4,738,634
Other comprehensive income, net of tax:
  Unrealized holding gains on securities arising
    during the year (net of tax of $3,122,495)                                   4,693,279
  Less:  Reclassification adjustment for gains
    included in net income (net of tax of $71,802)                                (117,150)
                                                                               -----------
Other comprehensive income                                                       4,576,129                 4,576,129     4,576,129
                                                                               -----------
Comprehensive income                                                           $ 9,314,763
                                                                               ===========
One-for-four reverse stock split                    (23,289,613)
Exercise of stock options/warrants and issuance
    of common stock                                      36,861      110,706                                               110,706
Tax benefit of stock options exercised                                23,167                                                23,167
Cash dividend declared; $0.15 per share                                                      (1,168,121)                (1,168,121)
Cash dividend declared; $0.0525 per share                                                      (409,697)                  (409,697)
                                                     ---------   -----------                -----------   -----------  -----------
BALANCE, DECEMBER 31, 2000                            7,799,931  $11,478,717                $18,663,127   $   588,332  $30,730,176
                                                     ==========  ===========                ===========   ===========  ===========

See notes to consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

- -------------------------------------------------------------------------------------------------------------
                                                                      2000          1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $   4,738,634   $  4,470,447   $   4,886,498
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation, amortization and accretion                        (162,247)       934,473       1,023,785
      Provision for loan losses                                        686,992        350,498         515,000
      Deferred income taxes                                           (416,352)        30,331         309,895
      Loans originated for sale                                    (44,769,799)   (79,450,194)    (96,949,473)
      Proceeds from sale of loans                                   47,063,217     93,132,239      89,010,999
      Gain on sale of investment securities                           (188,952)      (103,650)       (301,840)
      Loss (gain) on sale of loans                                     154,730        447,077        (141,109)
      Gain on sale of fixed assets                                     (17,266)            --            (445)
      Gain on sale of other real estate owned                           (6,608)            --              --
      Increase in accrued interest receivable                       (1,323,493)      (687,810)       (236,738)
      Increase in accrued interest payable                           1,808,960        234,970          30,001
      Increase (decrease) in other liabilities                         255,076         47,056        (111,764)
      Increase in other assets                                        (631,858)      (704,520)     (1,949,604)
                                                                 -------------   ------------   -------------
            Net cash provided by (used in) operating activities      7,191,034     18,700,917      (3,914,795)
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in federal funds sold                        (10,438,000)     8,229,000      (8,229,000)
  Proceeds from sales of securities available-for-sale              99,974,164     10,529,143      80,045,418
  Proceeds from maturities of securities available-for-sale         18,547,821     13,744,394      16,342,143
  Proceeds from maturities of securities held-to-maturity              135,191      1,570,736       1,185,289
  Purchases of securities available-for-sale                      (202,823,583)   (85,635,662)   (113,774,407)
  Purchases of Federal Home Loan and Federal Reserve Bank stock     (2,119,500)      (237,500)       (241,400)
  Net increase in loans                                            (63,407,708)   (45,534,208)    (37,558,317)
  Purchases of premises and equipment, net                          (3,036,476)    (1,873,812)     (1,953,685)
                                                                 -------------   ------------   -------------
            Net cash used in investing activities                 (163,168,091)   (99,207,909)    (64,183,959)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits                                             108,122,744     71,460,070      64,825,260
  Decrease in repurchase agreements                                   (900,000)    (1,000,000)     (1,000,000)
  Increase in other borrowings                                      57,266,669     10,627,773       5,394,299
  Dividends paid                                                    (1,556,410)    (1,222,607)             --
  Net proceeds from issuance of common stock                           110,706        236,988       1,144,150
  Tax benefit of stock options exercised                                23,167         16,339         127,736
  Debt issue costs                                                    (814,733)            --              --
                                                                 -------------   ------------   -------------
            Net cash provided by financing activities              162,252,143     80,118,563      70,491,445
                                                                 -------------   ------------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 6,275,086       (388,429)      2,392,691
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        12,700,739     13,089,168      10,696,477
                                                                 -------------   ------------   -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $  18,975,825   $ 12,700,739   $  13,089,168
                                                                 =============   ============   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for income taxes                     $   2,935,500   $  1,844,453   $   2,986,285
                                                                 =============   ============   =============
  Cash paid during the year for interest                         $  24,117,781   $ 14,950,209   $  13,111,669
                                                                 =============   ============   =============

See notes to consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2000
- --------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accounting policies of Franklin Financial Corporation and Subsidiaries (the "Company") conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The Company was incorporated on December 27, 1988 for the purpose of becoming a bank holding company. On December 20, 2000, the Company became a registered financial holding company under the Gramm-Leach-Bliley Financial Services Modernization Act. The Company's subsidiary bank opened for business on December 1, 1989.

      CONSOLIDATED SUBSIDIARIES - The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries, Franklin National Bank (the "Bank"), Franklin Financial Insurance and Franklin Capital Trust
      I. The Bank has three subsidiaries, Hometown Loan Company, Franklin Financial Mortgage and Franklin Financial Securities. Material intercompany transactions and balances have been eliminated.

      OPERATING SEGMENTS - The Company manages its business in two primary operating segments, the Bank and Franklin Financial Mortgage ("FFM").

      USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      FINANCIAL INSTRUMENTS - All derivative financial instruments held or issued by the Company are for purposes other than trading. Such instruments are entered into by the Company as hedges against exposure to interest rate risk. Covered call options are recorded at market value while the contracts are open with fees received recognized into income in the period the option expires. The maximum term of such covered call options used by the Company is 30 days.

      MORTGAGE BANKING ACTIVITIES - The Company originates and sells residential mortgage loans. Generally, such loans are sold at origination. Any loans held for sale are carried at the lower of cost or market value in the aggregate with respect to the entire portfolio.

      Servicing assets on loans sold are measured by allocating the previous carrying amount between the assets sold and the retained interests based on their relative fair values at the date of transfer. The Company's mortgage servicing rights are related to in-house originations serviced for others. The initial amount recorded as mortgage servicing rights is essentially the difference between the amount that can be realized when loans are sold, servicing released, as compared to loans sold, servicing retained.

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

      INCOME TAXES - The Company files a consolidated tax return with its subsidiaries. Income taxes are allocated to members of the consolidated group on a separate return basis. Income taxes have been provided using the asset and liability method.

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

      NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards
      (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended, is effective for the Company beginning January 1, 2001. The Company had no covered call options (see Note 7) or other derivative financial instruments outstanding on January 1, 2001, therefore the effect of the adoption of SFAS No. 133 had no impact on the financial position of the Company.

      SEC Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, released in December 1999 provides guidance for applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 was implemented in the fourth quarter of 2000. The adoption of this bulletin did not have a material impact on the Company's financial statements.

2.    RESTRICTED CASH BALANCES

      The Bank is required to maintain reserves, in the form of cash and deposits, with the Federal Reserve Bank against its deposit liabilities. Aggregate reserves of approximately $1,649,000 and $3,024,000 were maintained to satisfy federal regulatory requirements at December 31, 2000 and 1999, respectively.

3.    INVESTMENT AND MORTGAGE-BACKED SECURITIES

      The following tables reflect the amortized cost and estimated fair values of debt, equity and mortgage-backed securities held at December 31, 2000 and 1999.

                                                              2000
                                    ----------------------------------------------------------
                                                      Gross          Gross
                                     Amortized      Unrealized     Unrealized        Fair
      Available-for-sale                Cost          Gains          Losses          Value
      U.S. Treasury obligations     $ 23,620,988    $    2,263    $  (496,840)    $ 23,126,411
      Obligations of U.S.
        government agencies           20,931,692       112,414       (548,656)      20,495,450
      Obligations of state and
        political subdivisions        23,588,436       494,852       (317,634)      23,765,654
      Corporate bonds                  8,477,067       415,511         (8,530)       8,884,048
                                    ------------    ----------    -----------     ------------
      Investment securities           76,618,183     1,025,040     (1,371,660)      76,271,563

      Mortgage-backed securities     143,431,365     1,739,261       (412,149)     144,758,477
                                    ------------    ----------    -----------     ------------

      Total available-for-sale      $220,049,548    $2,764,301    $(1,783,809)    $221,030,040
                                    ============    ==========    ===========     ============



                                                            2000
                                     ------------------------------------------------
                                                     Gross       Gross
                                     Amortized    Unrealized   Unrealized     Fair
      Held-to-maturity                 Cost          Gains       Losses       Value
      U.S. Treasury obligations      $       --     $    --     $  --      $       --
      Obligations of U.S.
        government agencies                  --          --        --              --
      Obligations of state and
        political subdivisions        2,732,427      59,011        --       2,791,438
      Corporate bonds                        --          --        --              --
                                     ----------     -------     -----      ----------
      Investment securities           2,732,427      59,011        --       2,791,438

      Mortgage-backed securities        328,468       2,380      (602)        330,246
                                     ----------     -------     -----      ----------

      Total held-to-maturity         $3,060,895     $61,391     $(602)     $3,121,684
                                     ==========     =======     =====      ==========

                                                        1999
                               ---------------------------------------------------------
                                                Gross         Gross
                                Amortized    Unrealized     Unrealized         Fair
Available-for-sale                 Cost         Gains         Losses           Value
U.S. Treasury obligations      $ 24,571,107     $   --     $(1,689,474)     $ 22,881,633
Obligations of U.S.
  government agencies            21,966,656      4,483      (1,364,628)       20,606,511
Obligations of state and
  political subdivisions         15,519,401        427      (1,371,114)       14,148,714
Corporate bonds                     289,317         --        (102,784)          186,533
                               ------------     ------     -----------      ------------
Investment securities            62,346,481      4,910      (4,528,000)       57,823,391

Mortgage-backed securities       71,649,569        920      (2,124,160)       69,526,329
                               ------------     ------     -----------      ------------

Total available-for-sale       $133,996,050     $5,830     $(6,652,160)     $127,349,720
                               ============     ======     ===========      ============

                                                      1999
                               ---------------------------------------------------
                                               Gross        Gross
                               Amortized    Unrealized    Unrealized       Fair
Held-to-maturity                  Cost         Gains        Losses         Value
U.S. Treasury obligations      $       --     $    --     $     --      $       --
Obligations of U.S.
  government agencies                  --          --           --              --
Obligations of state and
  political subdivisions        2,808,453      22,416      (17,799)      2,813,070
Corporate bonds                        --          --           --              --
                               ----------     -------     --------      ----------
Investment securities           2,808,453      22,416      (17,799)      2,813,070

Mortgage-backed securities        380,146         172       (2,811)        377,507
                               ----------     -------     --------      ----------

Total held-to-maturity         $3,188,599     $22,588     $(20,610)     $3,190,577
                               ==========     =======     ========      ==========


Gross gains of $250,263, $105,444, and $319,254 and gross losses of $61,311,
$1,794, and $17,414 were realized on sales of securities available for sale in 2000, 1999 and 1998, respectively.

      The amortized cost and fair value of debt securities at December 31, 2000, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                          Available-for-Sale                Held-to-Maturity
                                     -----------------------------     -------------------------
                                       Amortized                       Amortized
                                          Cost        Fair Value          Cost        Fair Value
      Due in one year or less        $  5,296,638     $  5,304,931     $       --     $       --
      Due after 1-5 years              23,467,712       23,415,963        451,909        457,766
      Due after 5-10 years              7,967,660        7,656,508      2,240,518      2,292,872
      Due after ten years              39,886,173       39,894,161         40,000         40,800
                                     ------------     ------------     ----------     ----------
                                       76,618,183       76,271,563      2,732,427      2,791,438
      Mortgage-backed securities      143,431,365      144,758,477        328,468        330,246
                                     ------------     ------------     ----------     ----------
                                     $220,049,548     $221,030,040     $3,060,895     $3,121,684
                                     ============     ============     ==========     ==========


      Fair value of securities is established by an independent pricing service as of the approximate dates indicated. Securities carried at $152,632,205 and $106,120,106 at December 31, 2000 and 1999, respectively, were pledged to secure deposits and for other purposes.

      At December 31, 2000 and 1999, the Company did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.

4.    LOANS

      Loans at December 31, 2000 and 1999 are summarized as follows:

                                                    2000              1999

      Commercial, financial and agricultural    $  93,617,899     $  82,287,934
      Real estate - construction                   58,517,536        38,982,437
      Real estate - mortgage                      159,439,154       130,482,480
      Consumer                                     20,703,166        19,670,090
                                                -------------     -------------
                                                  332,277,755       271,422,941
      Deferred loan fees                             (548,952)         (512,225)
      Allowance for possible loan losses           (3,025,138)       (2,479,619)
                                                -------------     -------------
      Total loans                               $ 328,703,665     $ 268,431,097
                                                =============     =============


      Direct and indirect loans to officers and directors during 2000 and 1999 are as follows:

                                              2000            1999

      Balance at beginning of year         $ 2,853,088     $ 2,122,107
        New loan disbursements                 769,833       1,630,370
        Repayments                            (866,837)       (899,389)
                                           -----------     -----------
      Balance at end of year               $ 2,756,084     $ 2,853,088
                                           ===========     ===========


      In addition, there were approximately $599,000 and $343,000 of undisbursed loan commitments to such parties at December 31, 2000 and 1999, respectively.

      The Company capitalizes servicing rights on certain commercial loans originated and sold with servicing retained. The total amount capitalized for these servicing rights was $226,638 and $215,145 in 2000 and 1999, respectively. Amortization of the servicing rights amounted to $41,513, $38,677 and $11,748 during 2000, 1999 and 1998, respectively.

5.    ALLOWANCE FOR LOAN LOSSES

      Transactions in the allowance for loan losses were as follows:

                                                       2000            1999            1998
      Balance at beginning of year                  $ 2,479,619     $ 2,193,614     $ 1,827,956
      Provisions charged to operating expense           686,992         350,498         515,000
      Loans charged off                                (187,927)        (91,694)       (158,983)
      Recoveries on previously charged off loans         46,454          27,201           9,641
                                                    -----------     -----------     -----------
      Balance at end of year                        $ 3,025,138     $ 2,479,619     $ 2,193,614
                                                    ===========     ===========     ===========

      At December 31, 2000 and 1999, the Bank had loans that were specifically classified as impaired in the amount of approximately $72,000 and $298,000, respectively. The allowance for loan losses related to these impaired loans was approximately $37,000 and $74,000 at December 31, 2000 and 1999, respectively. The average carrying value of impaired loans was approximately $287,000, $367,000 and $303,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Interest income of approximately $29,000, $29,000 and $13,000 was recognized on these impaired loans during the year ended December 31, 2000, 1999 and 1998, respectively.

6.    MORTGAGE BANKING

      The unpaid principal balances of mortgage loans serviced for others were approximately $126,905,777 and $124,112,688 at December 31, 2000 and 1999,
      respectively.

      Custodial balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $2,321,000 and $2,089,000 at December 31, 2000 and 1999, respectively.

      Mortgage servicing rights, net of amortization, totaled $1,480,561 and $1,584,578 in 2000 and 1999, respectively. Amortization of servicing rights amounts to $343,047, $296,846, and $158,034 during 2000, 1999 and
      1998, respectively.

      For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of loan type and loan term. The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

7.    OTHER FINANCIAL INSTRUMENTS, COMMITMENTS AND CONTINGENCIES

      OTHER FINANCIAL INSTRUMENTS:

      The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuation in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, mortgage loans sold subject to repurchase provisions and forward contracts. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments.

      The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and loans sold subject to certain repurchase provisions is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For forward contracts, the contract or notional amounts do not represent exposure to credit loss. The Company controls the risk of its futures contracts through credit approvals, limits, and monitoring procedures.

                                                                              Contract or
                                                                            Notional Amount
      Financial instruments whose contract amounts represent credit risk:
        Commitments to extend credit                                         $55,794,221
        Credit card commitments                                                  554,412
        Standby letters of credit                                              6,217,033
        Commitments to originate mortgages                                     1,765,020
        Commitments to sell mortgages                                          6,158,270
        Mortgage loans sold subject to repurchase provisions                  13,391,280


      COMMITMENTS:

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

      The Bank sells essentially all of its originated mortgage loans to governmental agencies and private investors. The Bank has entered into various commitments to sell mortgage loans as of December 31, 2000.

      The Company has, on occasion, written covered call options on U.S. Treasury Securities, which are contracts for delayed delivery of securities in which the seller agrees to make delivery at a specified future date of a specified instrument at a specified price or yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. The Company uses such contracts in connection with its asset/liability management program in improving yield and managing interest rate exposure arising out of non-trading assets and liabilities. There were no outstanding positions held in U.S. Treasury note contracts at December 31, 2000 and 1999.

      The Bank primarily serves customers located in the Tennessee counties of Williamson, Maury and Davidson. As such, the majority of the Bank's loans, commitments and stand-by letters of credit have been granted to customers in that area. Concentration of credit by type of loan is presented in
      Note 4.

      CONTINGENCIES:

      The Company is involved in various legal proceedings in the normal course of business. On August 24, 2000, the Company was served with a suit alleging breach of contract, tortuous interference with contract, fraud and civil conspiracy in connection with the denial of a loan to a potential borrower involved in a real estate transaction. The plaintiff seeks compensatory damages not to exceed $12 million and punitive damages not to exceed $24 million. Management believes the claims are frivolous and without merit. There are also other legal actions in which the bank is a defendant. Management believes it has meritorious defenses against all such claims and intends to defend such actions vigorously. No provision has been made in the accompanying financial statements for the ultimate resolution of these matters.

8.    PREMISES AND EQUIPMENT

      Premises and equipment at December 31, 2000 and 1999 are summarized as follows:

                                                            2000             1999
      Land                                              $  1,822,249     $  1,822,249
      Buildings                                            4,231,217        2,855,658
      Leasehold improvements - buildings                   4,059,314        3,631,482
      Furniture and equipment                              4,808,335        3,786,435
                                                        ------------     ------------
                                                          14,921,115       12,095,824
      Less accumulated depreciation and amortization      (4,320,465)      (3,532,078)
                                                        ------------     ------------
                                                        $ 10,600,650     $  8,563,746
                                                        ============     ============

9.    DEPOSITS

      A summary of deposits at December 31, 2000 and 1999 follows:

                                                         2000            1999
      Non-interest bearing demand                    $ 36,788,450    $ 37,098,767
      Interest-bearing demand                         138,384,819      97,196,420
      Savings                                          12,733,023      12,222,039
      Certificates of deposit of $100,000 or more     228,084,800     155,781,273
      Other time                                       75,988,691      81,558,540
                                                     ------------    ------------
                                                     $491,979,783    $383,857,039
                                                     ============    ============

      At December 31, 2000, the scheduled maturities of certificates of deposits and other time deposits are as follows:

      2001                                    $290,560,182
      2002                                       8,805,213
      2003                                       1,590,893
      2004                                         766,738
      Thereafter                                 2,350,465
                                              ------------
                                              $304,073,491
                                              ============


10.   LONG-TERM DEBT AND OTHER BORROWINGS

      Long-term debt and other borrowings at December 31, 2000 and 1999 are summarized as follows:

                                                 2000           1999
      Line of credit                          $ 1,610,000    $ 7,330,000
      Federal funds                                    --      5,000,000
      Note payable                                708,282        721,613
      Federal Home Loan Bank advances          58,000,000      6,000,000
      Trust preferred securities               16,000,000             --
                                              -----------    -----------
                                              $76,318,282    $19,051,613
                                              ===========    ===========

      The Company has a $10,000,000 line of credit established with a lending institution secured by all of the outstanding capital stock of the Bank. Interest floats at 90 day LIBOR plus 120 basis points (7.915% and 7.315% at December 31, 2000 and 1999, respectively), and is payable quarterly. The line matures on March 30, 2001. The Bank also has federal funds lines (or the equivalent thereof) with correspondent banks totaling approximately $35,000,000 at December 31, 2000.

      During 1997, the Company entered into a note payable with a lending institution in the amount of $753,639. Interest floats at the lending bank's base rate (7.66% and 6.713% at December 31, 2000 and 1999, respectively), and is payable monthly. The note is secured by the Williamson Square branch building.

      The Bank has a $10,000,000 line of credit with the Federal Home Loan Bank
      (FHLB) secured by a blanket pledge of 1-4 family residential mortgage loans. The arrangement is structured so that the carrying value of the loans pledged amounts to 150% of the principal balance of advances from the FHLB. At December 31, 2000 and 1999, there were no borrowings under this line of credit. The Bank also has outstanding FHLB convertible advances of $27,000,000 maturing in 5 years and $31,000,000 maturing in 7 to 10 years at December 31, 2000 and $6,000,000 maturing in 8 years at December 31, 1999. The interest rates on $27,000,000 and $25,000,000 of these advances are fixed (6.12% - 6.46% at
      December 31, 2000) during the first year and are subject to conversion to variable rates based on LIBOR at the option of the FHLB 1 year and 3 years, respectively, from the date of the advance and quarterly thereafter. The Company has the right to repay the advance on the date of conversion to a variable rate without penalty. The interest rates on the remaining $6,000,000 of these advances are variable based on LIBOR (6.75% and 6.10% at December 31, 2000 and 1999, respectively).

      During 2000, the Company issued $16,000,000 of trust preferred securities through Franklin Capital Trust I, a Delaware business trust and wholly owned subsidiary of the Company. These securities pay cumulative cash distributions at a quarterly variable rate of three-month LIBOR plus 3.50% of the liquidation amount of $1,000 per preferred security on a quarterly basis. These securities have a 30-year maturity and may be redeemed by the Company upon the earlier of 5 years or the occurrence of certain other events. Subject to certain limitations, these securities qualify as Tier 1 capital.

      The aggregate annual maturities of other borrowings during the five years ending December 31, 2005 and thereafter are as follows:

      Year ending December 31,
      2001                                                      $ 1,622,600
      2002                                                          695,682
      2003                                                               --
      2004                                                               --
      2005                                                       27,000,000
      2006 and thereafter                                        47,000,000
                                                                -----------
      Total                                                     $76,318,282
                                                                ===========

11.   RELATED PARTY AND OTHER LEASES

      The Company has entered into agreements with the chairman of the board of the Company to lease certain banking facilities. Increases are made annually on property leased from the chairman based on the increase in the Consumer Price Index during the previous year. All but one of the leases provides for a term of twenty years with three, five year renewal options. The remaining lease provides for a term of six and one half years with four, five year renewal options. All leases are accounted for as operating leases. Net rent expense paid to the chairman amounted to $618,995 in 2000, $548,771 in 1999, and $489,255 in 1998. Rent expense paid to unrelated parties amounted to $396,274 in 2000, $245,023 in 1999, and $199,633 in 1998.

      Future minimum lease payments, exclusive of any increases related to the Consumer Price Index, under these leases as of December 31, 2000 are as follows:

                                Related
                                 Party        Others        Total
      2001                    $  630,550    $  566,851    $1,197,401
      2002                       630,550       489,531     1,120,081
      2003                       630,550       478,845     1,109,395
      2004                       630,550       453,412     1,083,962
      2005                       630,550       452,414     1,082,964
      Future years             2,180,652     1,739,933     3,920,585
                              ----------    ----------    ----------
      Total                   $5,333,402    $4,180,986    $9,514,388
                              ==========    ==========    ==========


12.   INCOME TAXES

      Income taxes consist of the following:

                                                 2000            1999         1998
      Current:
        Federal                               $ 2,208,275     $1,882,211    $1,984,528
        State                                     558,503        431,027       472,578
                                              -----------     ----------    ----------
          Total current expense                 2,766,778      2,313,238     2,457,106
      Deferred:
        Federal                                  (350,543)        29,518       263,356
        State                                     (65,809)           813        46,539
                                              -----------     ----------    ----------
          Total deferred (benefit) expense       (416,352)        30,331       309,895
                                              -----------     ----------    ----------

      Total income taxes                      $ 2,350,426     $2,343,569    $2,767,001
                                              ===========     ==========    ==========

      Net deferred income tax assets and liabilities are included in other assets and other liabilities, respectively, on the balance sheet. Significant temporary differences between tax and financial reporting that give rise to net deferred tax (liabilities) assets at December 31, 2000 and 1999 are as follows:

                                                              2000              1999
      Deferred tax assets:
        Allowance for loan losses                           $ 1,172,831     $   961,527
        Unrealized loss on securities available-for-sale             --       2,658,533
        Other                                                     5,967              --
                                                            -----------     -----------
                  Total deferred tax assets                   1,178,798       3,620,060

      Deferred tax liabilities:
        Mortgage servicing rights                              (646,104)       (699,719)
        Accumulated depreciation                                (52,486)       (274,526)
        FHLB stock dividends                                   (188,143)       (111,569)
        Unrealized gain on securities available-for-sale       (392,160)             --
                                                            -----------     -----------
                  Total deferred tax liabilities             (1,278,893)     (1,085,814)
                                                            -----------     -----------

      Net deferred tax (liability) asset                    $  (100,095)    $ 2,534,246
                                                            ===========     ===========

      Management believes that a valuation allowance against the deferred tax assets at December 31, 2000 and 1999 is not considered necessary because it is more likely than not they will be fully realized.

      A reconciliation of income taxes with the amount of income taxes computed by applying the federal statutory rate (34%) to pretax income follows:

                                                             2000            1999            1998
      Tax expense at statutory rate                       $ 2,410,280     $ 2,316,765     $ 2,602,190
      Increase (decrease) in taxes resulting from:
        Tax-exempt income                                    (354,462)       (237,366)       (151,397)
        State income taxes, net of federal tax benefit        221,689         220,950         290,425
        Disallowed interest expense                            88,996          39,883          21,555
        Other, net                                            (16,077)          3,337           4,228
                                                          -----------     -----------     -----------

      Total income taxes                                  $ 2,350,426     $ 2,343,569     $ 2,767,001
                                                          ===========     ===========     ===========


13.   STOCK BASED COMPENSATION PLANS

      Organizers of the Company received warrants in connection with the Company's initial public offering granting the holders thereof the option to purchase 2,354,304 shares of common stock at $0.31 per share. Additionally, the Company has a 1990 Stock Option Plan and a 2000 Stock Option Plan (the "Plans") which were adopted by the Company's Board of Directors on April 19, 1990 and April 10, 2000, respectively, authorizing up to 200,000 and 7,500,000 shares, respectively, for employees who are contributing significantly to the management or operation of the business of the Company as determined by the Company's Board of Directors or the committee administering the Plan. The Plans provide for the grant of options at the discretion of the Board of Directors of the Company or a committee designated by the Board of Directors to administer the Plans. The option exercise price must be at least 100% (110% in the case of a holder of 10% or more of the common stock) of the fair market value of the stock on the date the option is granted for qualified incentive stock options. There is no limit with respect to the exercise price for non-qualified stock options. The options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plans. Stock options granted pursuant to the Plans will expire on or before (1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company. All options granted prior to 1998 were immediately vested. In 1998, 1999 and 2000, certain options were granted and will vest evenly over five years. In 1996, an amendment to the 1990 Stock Option Plan increased the number of shares available for grant to 750,000 shares and provided for the granting of non-qualified options to eligible employees and directors. The Plans provide for stock splits which would adjust the options outstanding, the option prices and the number of shares authorized by the Plans according to the terms of the stock split. As more fully discussed in Note 14, the Company declared a two-for-one stock split in January, 1998, a four-for-one stock split in March, 1998 and a one-for-four reverse stock split in August, 2000. Adjusted for these stock splits, the number of shares authorized under the Plans is currently 4,875,000.

      All options expire within ten years from the date of grant except for 226,000, 200,000, 50,000 and 50,000 options issued in 1997, 1998, 1999 and
      2000, respectively, which expire in 15 years. The Company has continued to apply the intrinsic value based method in accounting for its plans. Accordingly, no compensation cost has been recognized for either plan. Had compensation cost for the plans been determined based on the fair value at the grant date for awards under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                2000             1999              1998
      Net income
        As reported                          $4,738,634       $4,470,447       $4,886,498
        Pro forma                             4,294,056        3,750,051        3,699,872
      Net income per share As reported:
          Basic                              $     0.61       $     0.58       $     0.69
          Diluted                                  0.57             0.54             0.62
        Pro forma:
          Basic                                    0.55             0.49             0.52
          Diluted                                  0.51             0.45             0.45

      In calculating the pro forma disclosures, the fair value of the options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                2000               1999               1998
      Dividend yield                            1.5%               0.9%               0.6%
      Expected volatility                        52%                56%                46%
      Risk-free interest rate range         5.1 to 5.2%            6.2%               5.5%
      Expected life                          7-10 years         5-10 years         5-10 years


      The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2000, 1999 and 1998 is $7.61, $14.36 and $6.24 per share, respectively.

      A summary of the status of the Company's stock option plans and warrants for each of the three years in the period ended December 31, 2000, and the changes during those years is presented below.

                                                                  Weighted
                                                   Options/        Average
                                                   Warrants        Exercise
                                                  Outstanding       Price
      Options and warrants outstanding
        at January 1, 1998                         1,794,196         2.68
          Options granted                            307,160        11.00
          Options and warrants exercised            (619,718)        1.40
                                                   ---------

      Options and warrants outstanding
        at December 31, 1998                       1,481,638         4.96
          Options granted                             80,869        23.00
          Options and warrants exercised            (145,015)        1.56
          Options expired                             (1,829)       11.84
                                                   ---------

      Options outstanding at December 31, 1999     1,415,663         6.64
          Options granted                             94,175        14.00
          Options exercised                          (36,706)        2.95
          Options expired                             (3,500)       16.89
                                                   ---------

      Options outstanding at December 31, 2000     1,469,632         7.10
                                                   =========


      The following table summarizes information about the stock options and warrants outstanding under the Company's plans at December 31, 2000:

                                              Weighted    Weighted
          Range of                            Average      Average
          Exercise           Number           Exercise    Remaining     Number
           Price           Outstanding          Price        Life     Exercisable
      $ 1.37 - $ 3.00        501,083          $   2.72       4.66       501,083
      $ 3.01 - $ 4.50        482,100          $   4.50       8.31       482,100
      $ 4.51 - $11.00        315,030          $  11.00      10.17       292,812
      $11.01 - $14.00         91,800          $  14.00      11.72        79,750
           $23.00             79,619          $  23.00      11.14        71,724
                           ---------                                  ---------
                           1,469,632                                  1,427,469
                           =========                                  =========

14.   CAPITAL

      Substantial restrictions are placed on the Company's subsidiary with respect to payment of dividends without prior regulatory approval. The extent of dividends which may be paid by a national bank is generally limited to net profits for any given year combined with the retained net profits of the two preceding years. Retained earnings totaling $13,888,284 and $13,609,978 at December 31, 2000 and December 31, 1999, respectively, were subject to these restrictions with respect to payment of dividends. Cash dividends are also restricted, under the Company's line of credit, if the Bank's leverage capital ratio is less than 7%.

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

      Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to total average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Company and the Bank are in compliance with all capital adequacy requirements to which they are subject.

      As of December 31, 2000, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier I risk-based, and Tier I leverage ratios must be maintained as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

      Actual capital amounts and ratios at December 31, 2000 and 1999, are as follows:

                                                              To be well capitalized
                                     For capital              under prompt corrective
                                  adequacy purposes              action provisions                     Actual
                             ----------------------------   ----------------------------    -------------------------
       December 31, 2000         Franklin                      Franklin                        Franklin
                                National        Con-          National          Con-          National        Con-
                                  Bank        solidated         Bank         solidated         Bank        solidated
      Amount:
        Tier I to average
          assets              $ 23,559,800  $ 23,651,960    $ 29,449,750     $ 29,564,950   $ 42,106,423  $ 39,972,772
        Tier I to risk-
          weighted assets       14,535,972    14,623,076      21,803,958       21,934,614     42,106,423    39,972,772
        Total capital to risk-
          weighted assets       29,071,944    29,246,152      36,339,930       36,557,690     47,164,071    49,004,717

      Ratios:
        Tier I to average
          assets                      4.0%          4.0%            5.0%             5.0%           7.1%          6.8%
        Tier I to risk-
          weighted assets             4.0%          4.0%            6.0%             6.0%          11.6%         10.9%
        Total capital to risk-
          weighted assets             8.0%          8.0%           10.0%            10.0%          13.0%         13.4%

                                                             To be well capitalized
                                     For capital             under prompt corrective
                                  adequacy purposes             action provisions                  Actual
                             ---------------------------    ------------------------     ---------------------------
      December 31, 1999        Franklin                      Franklin                      Franklin
                               National        Con-          National        Con-          National        Con-
                                 Bank        solidated         Bank        solidated         Bank        solidated
      Amount:
        Tier I to average
          assets              $ 16,225,400  $ 16,320,280    $ 20,281,750      N/A         $ 33,020,124  $ 26,672,225
        Tier I to risk-
          weighted assets       11,564,172    11,600,812      17,346,258      N/A           33,020,124    26,672,225
        Total capital to risk-
          weighted assets       23,128,344    23,201,624      28,910,430      N/A           35,519,245    29,151,844

      Ratios:
        Tier I to average
          assets                      4.0%          4.0%            5.0%      N/A                 8.1%          6.5%
        Tier I to risk-
          weighted assets             4.0%          4.0%            6.0%      N/A                11.4%          9.2%
        Total capital to risk-
          weighted assets             8.0%          8.0%           10.0%      N/A                12.3%         10.1%


      In the calculation of basic and diluted earnings per share, net income is identical. Below is a reconciliation for the three years in the period ended December 31, 2000, of the difference between basic weighted average common shares outstanding and diluted weighted average common shares outstanding.

                                                    2000         1999         1998

      Weighted average common shares - basic      7,789,844    7,657,160    7,100,451
      Effect of dilutive securities:
        Stock options                               567,590      664,392      709,336
        Warrants                                         --           --       79,085
                                                  ---------    ---------    ---------
      Weighted average common shares - diluted    8,357,434    8,321,552    7,888,872
                                                  =========    =========    =========

      During January 1998, the Company declared a two-for-one common stock split payable on February 19, 1998 to shareholders of record on February 2, 1998. On March 25, 1998, the Company declared a four-for-one common stock split payable on June 3, 1998, to shareholders of record on April 20, 1998. On August 21, 2000, the Company declared a one-for-four reverse stock split effective October 18, 2000, to shareholders of record on August 25, 2000. All references to per share and weighted average share information in the consolidated financial statements reflect the stock splits and the reverse stock split.

15.   EMPLOYEE BENEFITS

      The Company has a 401(k) savings plan for all employees who have completed ninety days of service and are twenty-one years of age or more. The Company generally matches fifty percent of employee contributions to the plan up to a maximum of six percent of gross wages. The Company's contributions to the plan are included in salaries and employee benefits on the consolidated statements of income and amounted to $114,051, $102,668, and $78,658, in 2000, 1999 and 1998, respectively.

16.   FAIR VALUES OF FINANCIAL INSTRUMENTS

      The estimated fair values of the Company's financial instruments are as follows at December 31, 2000 and 1999:

                                                          2000                             1999
                                              ----------------------------    ----------------------------
                                                Carrying         Fair           Carrying          Fair
                                                 Amount          Value           Amount           Value
      Financial assets:
        Cash and cash equivalents             $ 18,975,825    $ 18,975,825    $ 12,700,739    $ 12,700,739
        Federal funds sold                      10,438,000      10,438,000              --              --
        Securities available-for-sale          221,030,040     221,030,040     127,349,720     127,349,720
        Securities held-to-maturity              3,060,895       3,121,684       3,188,599       3,190,577
        Federal Home Loan and Federal

          Reserve Bank stock                     3,727,500       3,727,500       1,608,000       1,608,000
        Loans                                  321,946,048     322,993,527     259,763,411     258,913,743
        Loans held for sale                      9,782,755       9,782,755      11,147,305      11,147,305
        Servicing rights                         1,615,261       1,822,198       1,749,298       2,219,578
        Accrued interest receivable              4,137,667       4,137,667       2,814,174       2,814,174

      Financial liabilities:
        Deposits with defined maturities       304,073,491     304,396,311     237,339,814     237,217,165
        Deposits with undefined maturities     187,906,292     187,906,292     146,517,225     146,517,225
        Other borrowings and repurchase
          agreements                            77,839,218      77,839,218      21,472,549      21,472,549
        Accrued interest payable                 3,130,789       3,130,789       1,321,829       1,321,829
        Off-balance sheet instruments                   --         197,092              --         125,514


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

      Other Borrowings and Repurchase Agreements- The carrying amounts of other borrowings and repurchase agreements approximate their fair values. Off-Balance Sheet Instruments - Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings. The fees charged for financial futures contracts are also representative of the fair value of such contracts.

17.   PARENT COMPANY ONLY FINANCIAL INFORMATION

      Financial information for Franklin Financial Corporation (parent company) as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 is as follows:

      CONDENSED BALANCE SHEETS                  2000           1999
      ASSETS

      Cash                                    $ 1,418,059    $   146,532
      Investment in subsidiaries               43,657,527     29,507,273
      Other                                     8,114,176      3,326,227
                                              -----------    -----------

      TOTAL                                   $53,189,762    $32,980,032
                                              ===========    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

      Liabilities                             $22,472,524    $10,140,176
      Stockholders' equity                     30,717,238     22,839,856
                                              -----------    -----------

      TOTAL                                   $53,189,762    $32,980,032
                                              ===========    ===========

CONDENSED STATEMENTS OF INCOME            2000          1999          1998
INCOME:
  Management fees and rental income  $   841,357   $   442,868   $   305,015
  Interest income                        149,273         1,827         1,918
  Other income                             1,318            --            --
                                     -----------   -----------   -----------
                                         991,948       444,695       306,933
EXPENSES:
  Interest expense                     1,352,612       258,267       232,861
  Salaries and employee benefits         371,736       280,744       177,585
  Other                                  403,212       312,809       246,503
                                     -----------   -----------   -----------
                                       2,127,560       851,820       656,949
LOSS BEFORE INCOME TAXES AND
  EQUITY IN UNDISTRIBUTED
  EARNINGS OF SUBSIDIARIES            (1,135,612)     (407,125)     (350,016)

INCOME TAX BENEFIT                       396,684       151,791       118,999
                                     -----------   -----------   -----------

LOSS BEFORE EQUITY IN
  UNDISTRIBUTED EARNINGS
  OF SUBSIDIARIES                       (738,928)     (255,334)     (231,017)

EQUITY IN UNDISTRIBUTED
  EARNINGS OF SUBSIDIARIES             5,477,562     4,725,781     5,117,515
                                     -----------   -----------   -----------

NET INCOME                           $ 4,738,634   $ 4,470,447   $ 4,886,498
                                     ===========   ===========   ===========

CONDENSED STATEMENTS OF CASH FLOWS:                      2000          1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $  4,738,634   $ 4,470,447   $ 4,886,498
  Adjustments to reconcile net income
    to net cash used in operating activities:
      Depreciation and amortization                         52,091        25,245        25,245
      Equity in undistributed earnings of subsidiary    (5,477,562)   (4,725,781)   (5,117,515)
      Increase in other assets                          (1,951,707)     (230,227)     (374,223)
      (Decrease) increase in other liabilities            (193,446)       65,213       117,632
                                                      ------------   -----------   -----------
          Net cash used in operating activities         (2,831,990)     (395,103)     (462,363)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of premises and equipment                  (2,073,599)     (736,127)     (656,894)
                                                      ------------   -----------   -----------
          Net cash used in investing activities         (2,073,599)     (736,127)     (656,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                      (1,556,410)   (1,222,607)           --
    Dividends paid from subsidiary                       1,435,000     1,100,000            --
    Net proceeds from issuance of common stock             133,873       253,327     1,271,886
    Purchase of subsidiaries stock                      (5,525,000)   (5,200,000)           --
    Proceeds from (repayments) of borrowings, net       12,504,386     6,259,855       (85,701)
    Debt issue costs                                      (814,733)           --            --
                                                      ------------   -----------   -----------
           Net cash provided by financing activities     6,177,116     1,190,575     1,186,185
                                                      ------------   -----------   -----------

NET INCREASE IN CASH                                     1,271,527        59,345        66,928
CASH AT BEGINNING OF YEAR                                  146,532        87,187        20,259
                                                      ------------   -----------   -----------
CASH AT END OF YEAR                                   $  1,418,059   $   146,532   $    87,187
                                                      ============   ===========   ===========


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

                                                                                     2000
                                                 ------------------------------------------------------------------------------
                                                                    Mortgage
                                                     Bank           Banking        All Other      Eliminations     Consolidated
      Total interest income                      $  42,512,733    $    873,592    $  2,315,571    $ (2,477,486)   $  43,224,410
      Total interest expense                        24,376,577         508,740       2,083,910      (1,042,486)      25,926,741
                                                 -------------    ------------    ------------    ------------    -------------
      Net interest income                           18,136,156         364,852         231,661      (1,435,000)      17,297,669
      Provision for loan losses                        700,000              --              --         (13,008)         686,992
                                                 -------------    ------------    ------------    ------------    -------------
      Net interest income after provision           17,436,156         364,852         231,661      (1,421,992)      16,610,677
                                                 -------------    ------------    ------------    ------------    -------------
      Total noninterest income                       2,533,761       1,506,685       5,765,776      (4,870,850)       4,935,372
      Total noninterest expense                     11,265,041       2,380,581       1,652,724        (841,357)      14,456,989
                                                 -------------    ------------    ------------    ------------    -------------
      Income before taxes                            8,704,876        (509,044)      4,344,713      (5,451,485)       7,089,060
      Provision for income taxes                     2,914,831        (173,075)       (391,330)             --        2,350,426
                                                 -------------    ------------    ------------    ------------    -------------
      Net income                                 $   5,790,045    $   (335,969)   $  4,736,043    $ (5,451,485)   $   4,738,634
                                                 =============    ============    ============    ============    =============

      OTHER SIGNIFICANT ITEMS
      Total assets                               $ 590,470,931    $ 12,763,057    $ 70,111,561    $(68,399,835)   $ 604,945,714
      Depreciation, amortization and accretion        (649,893)        415,716          71,930              --         (162,247)

      Revenues from external customers
        Total interest income                       42,350,818         873,592              --              --       43,224,410
        Total noninterest income                     2,533,761       1,506,685         894,926              --        4,935,372
                                                 -------------    ------------    ------------    ------------    -------------
          Total income                           $  44,884,579    $  2,380,277    $    894,926    $         --    $  48,159,782
                                                 =============    ============    ============    ============    =============

      Revenues from affiliates
        Total interest income                    $     161,915    $         --    $  2,315,571    $ (2,477,486)   $          --
        Total noninterest income                            --              --       4,870,850      (4,870,850)              --
                                                 -------------    ------------    ------------    ------------    -------------
          Total income                           $     161,915    $         --    $  7,186,421    $ (7,348,336)   $          --
                                                 =============    ============    ============    ============    =============

                                                                          1999
                                          -----------------------------------------------------------------------
                                                          Mortgage
                                             Bank         Banking       All Other     Eliminations   Consolidated
Total interest income                     $ 29,348,735  $  1,408,262   $  1,101,827   $ (1,167,635)  $ 30,691,189
Total interest expense                      14,994,547       876,803        258,267       (944,438)    15,185,179
                                          ------------  ------------   ------------   ------------   ------------
Net interest income                         14,354,188       531,459        843,560       (223,197)    15,506,010
Provision for loan losses                      370,000            --             --        (19,502)       350,498
                                          ------------  ------------   ------------   ------------   ------------
Net interest income after provision         13,984,188       531,459        843,560       (203,695)    15,155,512
                                          ------------  ------------   ------------   ------------   ------------
Total noninterest income                     2,077,235     1,945,402      4,677,563     (4,035,495)     4,664,705
Total noninterest expense                    8,769,030     3,313,033      1,353,355       (429,217)    13,006,201
                                          ------------  ------------   ------------   ------------   ------------
Income before taxes                          7,292,393      (836,172)     4,167,768     (3,809,973)     6,814,016
Provision for income taxes                   2,824,309      (284,277)      (196,463)            --      2,343,569
                                          ------------  ------------   ------------   ------------   ------------
Net income                                $  4,468,084  $   (551,895)  $  4,364,231   $ (3,809,973)  $  4,470,447
                                          ============  ============   ============   ============   ============

OTHER SIGNIFICANT ITEMS

Total assets                              $415,805,650  $ 13,891,259   $ 33,054,898   $(32,351,864)  $430,399,943
Depreciation, amortization and accretion       548,410       345,821         40,242             --        934,473

Revenues from external customers
  Total interest income                     29,282,927     1,408,262             --             --     30,691,189
  Total noninterest income                   2,077,235     1,945,402        642,068             --      4,664,705
                                          ------------  ------------   ------------   ------------   ------------
    Total income                          $ 31,360,162  $  3,353,664   $    642,068   $         --   $ 35,355,894
                                          ============  ============   ============   ============   ============

Revenues from affiliates

  Total interest income                   $     65,808  $         --   $  1,101,827   $ (1,167,635)  $         --
  Total noninterest income                          --            --      4,035,495     (4,035,495)            --
                                          ------------  ------------   ------------   ------------   ------------
    Total income                          $     65,808  $         --   $  5,137,322   $ (5,203,130)  $         --
                                          ============  ============   ============   ============   ============


                                                                         1998
                                          ---------------------------------------------------------------------
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

                                    PART III

         The information relating to Items 10, 11, 12 and 13 of this Report will be filed as an amendment to this Report on or before April 29, 2001 or the Company will otherwise have filed a definitive proxy statement involving the election of directors pursuant to Regulation 14A, which definitive proxy statement will contain such information.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1).  Financial Statements and Auditors' Report.

         The following financial statements are filed with this report:

                  Independent Auditor's Report - Deloitte & Touche LLP

                  Consolidated Balance Sheets - December 31, 2000 and 1999

                  Consolidated Statements of Income - Years ended
                           December 31, 2000, 1999 and 1998

                  Consolidated Statements of Changes in Stockholders' Equity
                           - Years ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Cash Flows - Years ended December
                           31, 2000, 1999 and 1998

                  Notes to Consolidated Financial Statements

         (2)      Financial Statement Schedules.

                  All financial statement schedules of the Registrant have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         (3) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-18 under the Securities Act of 1933 for the Registrant, Registration No. 33-21232-A (referred to as "S-18"), (ii) the Annual Report on Form 10-K for the year ended December 31, 1989 for the Registrant (referred to as "1989 10-K"), (iii) the Annual Report on Form 10-K for the year ended December 31, 1990 for the Registrant (referred to as "1990 10-K"), (iv) the Annual Report on Form 10-K for the year ended December 31, 1991 for the Registrant (referred to as "1991 10-K"), (v) the Registration Statement on Form S-2 (File No. 33-75678) of the Registrant (referred to as "S-2"), (vi) the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994 (referred to as "1994 10-QSB"), (vii) the Quarterly Report on Form 10-QSB, the quarter ended June 30, 1995 (referred to as "1995 10-QSB"), (viii) the Annual Report on Form 10-KSB for the year ended December 31, 1995 (referred to as "1995 10-KSB"), (ix) the Annual Report on Form 10-KSB for the year ended December 31, 1996 (referred to as "1996 10-KSB"), (x) the Annual Report on Form 10-KSB for the year ended December 31, 1997 (referred to as

"1997 10-KSB"), (xi) the Annual Report on Form 10-KSB for the year ended December 31, 1998 (referred to as "1998 10-KSB"), (xii) the Annual Report on Form 10-K for the year ended December 31, 1999 (referred to as "1999 10-K"),
(xiii) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-65359 (referred to as "1998 S-8"), (xiv) a Registration Statement on Form S-2 (File No. 333-38674) of the Registrant (referred to as "2000 S-2"), and (xv) a Registration Statement on Form S-8 (File No. 333-52928) of the Registrant (referred to as "2000 S-8"). Except as otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

    Exhibit No.                         Description of Exhibit
    -----------                         ----------------------
       *3.1       -        Charter dated December 27, 1988 (S-18).

       *3.2       -        Amended and Restated Charter dated February 16, 1989 (S-18).

       *3.2.1     -        Articles of Amendment dated May 20, 1997 (1997 10-KSB).

       *3.2.2     -        Articles of Amendment dated May 19, 1998. (1998 10-KSB).

        3.2.3     -        Articles of Amendment dated October 17, 2000.

       *3.3       -        By-Laws adopted December 30, 1988 (S-18).

        4.1       -        Amended and Restated Trust Agreement dated July 17, 2000
                           among Franklin Financial Corporation, SunTrust Bank,
                           Wilmington Trust Company and the Administrative Trustees.

        4.2       -        Indenture dated July 17, 2000 between Franklin Financial
                           Corporation and SunTrust Bank.

        4.3       -        Guarantee Agreement dated July 17, 2000 by and between
                           Franklin Financial Corporation and SunTrust Bank.

      *10.1       -        Lease Agreement dated January 5, 1989 among Steven G. Hall, Lawson H.
                           Hardwick, III, Richard E. Herrington, Gordon E. Inman, D. Wilson Overton,
                           Harold W. Pierce, Edward M. Richey and Edward P. Silva, and Gordon E. Inman
                           for lease of offices at 230 Public Square, Franklin, Tennessee (S-18).

      *10.2       -        Lease Agreement dated January 5, 1989 among Steven G. Hall, Lawson H.
                           Hardwick, III, Richard E. Herrington, Gordon E. Inman, D. Wilson Overton,
                           Harold W. Pierce, Edward M. Richey and Edward P. Silva, and Gordon E. Inman
                           for lease of land at 216A and 216B East Main Street, Franklin, Tennessee
                           (S-18).

      *10.3       -        2000 Incentive Stock Option Plan (2000 S-8, Exhibit 10.1)

      *10.8       -        1990 Incentive Stock Option Plan of Registrant, (1989 10-K).

      *10.8.1     -        Amendment No. 1 to 1990 Incentive Stock Option Plan (1995 10-KSB).

      *10.10      -        Second Amendment to Lease Agreement dated December 3, 1990 between
                           Gordon E. Inman and Franklin Financial Corporation for lease of additional office pace in Franklin, Tennessee (1991 10-K).

      *10.12.1    -        Loan Agreement dated December 29, 1995 by and between the Registrant and
                           First American National Bank (1995 10-KSB).

      *10.12.2    -        Second Master Promissory Note and Loan Agreement Modification dated
                           December 29, 1995 by and between the Registrant and First American National
                           Bank. (1995 10-KSB).

      *10.12.3    -        Third Loan Agreement Modification dated January 31, 1997 by and between the
                           Registrant and First American National Bank. (1996 10-KSB)

      *10.12.4    -        Master Promissory Note dated January 31, 1997 from the Registrant to First
                           American National Bank in the principal amount of $6,000,000. (1996 10-KSB)

      *10.13      -        Third amendment to Lease Agreement dated December 3, 1990 between Gordon
                           B. Inman and Franklin Financial Corporation for lease of additional office space in Franklin, Tennessee (S-2).

      *10.14      -        Lease Agreement dated December 16, 1993 by and between Gordon E. Inman and Franklin National Bank for lease of operations center at 334 Main Street,
                           Franklin, Tennessee (S-2).

      *10.14.1    -        First Amendment to Lease Agreement dated January 16, 1996 by and between
                           Gordon B. Inman and Franklin National Bank for lease of additional office space in operations center. (1995 10-KSB).

      *10.14.2    -        Third Amendment to Lease Agreement dated August 1, 1999 by and between
                           Gordon E. Inman and Franklin National Bank for lease of additional office space in operations center. (1999 10-K)

      *10.15      -        Lease Agreement dated August 16, 1993 between CNL Income Fund V. Ltd. and
                           Franklin National Bank for lease of office space at the Williamson Square Center in Franklin, Tennessee (S-2).

      *10.16      -        Agreement for Assignment of Lease, dated July 21, 1994, by and between First
                           Union National Bank of Tennessee and Franklin National Bank regarding lease of property in Brentwood, Tennessee (1994 10-QSB).

      *10. 17     -        Employment Agreement dated January 1, 2000 by and between Franklin
                           Financial Corporation and Gordon E. Inman.

      *10.18      -        Fourth amendment to Lease Agreement dated December 3, 1990 between
                           Gordon E. Inman and Franklin Financial Corporation for lease of additional office space in Franklin, Tennessee (1997 10-KSB).

      *10.19      -        Fifth amendment to Lease Agreement dated December 3, 1990 between Gordon
                           E. Inman and Franklin Financial Corporation for lease of additional office space in Franklin, Tennessee. (1998 10-KSB).

      *10.20      -        FNB 2000 Stock Purchase Plan (S-8, Exhibit 4.1)

       21.1       -        Subsidiaries of the Registrant

       23.1       -        Consent of Deloitte & Touche LLP.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FRANKLIN FINANCIAL CORPORATION



Date: March 30, 2001          By: /s/ Richard E. Herrington
                                 -------------------------------------------
                                       Richard E. Herrington
                                       President and Chief Executive Officer
                                       (principal executive officer)

Date: March 30, 2001          By: /s/ Lisa Musgrove
                                 -------------------------------------------
                                       Lisa Musgrove
                                       Senior Vice President and Chief Financial
                                       Officer
                                       (principal financial officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

       Signature                          Title                      Date
       ---------                          -----                      ----


/s/ Richard E. Herrington           President, Chief            March 30, 2001
- -------------------------           Executive Officer
Richard E. Herrington               and Director



/s/ Gordon E. Inman                 Chairman of                 March 30, 2001
- -------------------------           the Board
Gordon E. Inman


/s/ James W. Cross, IV              Director                    March 30, 2001
- -------------------------
James W. Cross, IV


/s/ Charles R. Lanier               Director                    March 30, 2001
- -------------------------
Charles R. Lanier


/s/ Wilson Overton                  Director                    March 30, 2001
- -------------------------
Wilson Overton


/s/ Melody J. Smiley                Director                    March 30, 2001
- -------------------------
Melody J. Smiley


/s/ Edward M. Richey                Director                    March 30, 2001
- -------------------------
Edward M. Richey


/s/ Edward P. Silva                 Director                    March 30, 2001
- -------------------------
Edward P. Silva

                         FRANKLIN FINANCIAL CORPORATION

                                  EXHIBIT INDEX


    Exhibit Number         Description of Exhibit
    --------------         ----------------------
      3.2.3       -        Articles of Amendment dated October 17, 2000

        4.1       -        Amended and Restated Trust Agreement dated July
                           17, 2000 among Franklin Financial Corporation,
                           SunTrust Bank, Wilmington Trust Company and
                           the Administrative Trustees.

        4.2       -        Indenture dated July 17, 2000 between Franklin
                           Financial Corporation and SunTrust Bank.

        4.3       -        Guarantee Agreement dated July 17, 2000 by and
                           between Franklin Financial Corporation and
                           SunTrust Bank.

       21.1       -        Subsidiaries of the Registrant

       23.1       -        Consent of Deloitte & Touche LLP
