Form 10-Q
period 2001-03-31
FRANKLIN FINANCIAL CORP /TN/
filed 2001-05-15
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                           Commission File Number:
     March 31, 2001                                          0-24133

                         FRANKLIN FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Tennessee                                                      62-1376024
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

230 Public Square, Franklin, Tennessee                           37064
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code          (615) 790-2265
                                                   -----------------------------
Not applicable
--------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Common Stock, No Par Value                        7,820,554
          --------------------------               ---------------------------
                    Class                          Outstanding at May 14, 2001

                         PART I. - FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                      (In thousands)
                                                                               ------------------------------
                                                                               March 31,          December 31,
                                                                                  2001               2000
                                                                               ---------          -----------
                             ASSETS

Cash and cash equivalents                                                      $  15,550          $ 18,976
Federal funds sold                                                                10,404            10,438
Investment securities available-for-sale, at fair value                           64,950            76,272
Mortgage-backed securities available-for-sale, at fair value                     169,393           144,758
Investment securities held-to-maturity, fair value $2,828
  at March 31, 2001 and $2,791 December 31, 2000                                   2,735             2,732
Mortgage-backed securities held-to-maturity, fair value
  $340 at March 31, 2000 and $377 at December 31, 1999                               318               328
Federal Home Loan and Federal Reserve Bank stock                                   3,785             3,728
Loans held for sale                                                               16,558             9,783
Loans                                                                            331,437           321,946
Allowance for loan losses                                                         (3,266)           (3,025)
                                                                               ---------          --------
         Loans, net                                                              328,171           318,921
                                                                               ---------           -------
Premises and equipment, net                                                       11,151            10,601
Accrued interest receivable                                                        4,385             4,138
Mortgage servicing rights                                                          1,591             1,481
Other assets                                                                       2,694             2,790
                                                                               ---------          --------
                                                                               $ 631,685          $604,946
                                                                               =========          ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                                                       $  37,445          $ 36,789
     Interest-bearing                                                            479,976           455,191
                                                                               ---------          --------
         Total deposits                                                          517,421           491,980
   Repurchase agreements                                                             200             1,521
   Other borrowings                                                               76,315            76,318
   Accrued interest payable                                                        2,182             3,131
   Other liabilities                                                               2,688             1,266
                                                                               ---------          --------
         Total liabilities                                                       598,806           574,216
                                                                               ---------          --------
Stockholders' equity:
   Common stock, no par value. Authorized
   500,000,000 shares; issued 7,816,771 and 7,799,931
   at March 31, 2001 and December 31, 2000,
   respectively                                                                   11,502            11,479
   Accumulated other comprehensive income, net of tax                              1,765               588
   Retained earnings                                                              19,612            18,663
                                                                               ---------          --------
         Total stockholders' equity                                               32,879            30,730
                                                                               ---------          --------
                                                                               $ 631,685          $604,946
                                                                               =========          ========

See Notes to Consolidated Financial Statements

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited and in thousands except for per share data)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                --------------------------
                                                                                  2001               2000
                                                                                --------            ------
Interest income:
   Interest and fees on loans                                                   $  8,306            $7,036
   Taxable securities                                                              3,624             2,076
   Tax-exempt securities                                                             226               210
   Federal funds sold                                                                132                16
                                                                                --------            ------
         Total interest income                                                    12,288             9,338
                                                                                --------            ------
Interest expense:
   Certificates of deposit over $100,000                                           2,846             1,848
   Other deposits                                                                  3,508             2,798
   Federal Home Loan Bank advances                                                   902               140
   Other borrowed funds                                                              451               312
                                                                                --------            ------
         Total interest expense                                                    7,707             5,098
                                                                                --------            ------
         Net interest income                                                       4,581             4,240
Provision for loan losses                                                            280               180
                                                                                --------            ------
         Net interest income after
         provision for loan losses                                                 4,301             4,060
Other income:
   Service charges on deposit accounts                                               572               412
   Mortgage banking activities                                                       712               258
   Other service charges, commissions and fees                                       271               146
   Commissions on sale of annuities and brokerage activity                            81               117
   Gain on sale of investment securities                                             502                --
                                                                                --------            ------
         Total other income                                                        2,138               933
                                                                                --------            ------
Other expenses:
   Salaries and employee benefits                                                  2,474             1,848
   Occupancy expense                                                                 523               375
   Mortgage banking                                                                  202               138
   Furniture and equipment                                                           326               238
   Communications and supplies                                                       173               121
   Advertising and marketing                                                         104                89
   FDIC and regulatory assessments                                                    55                48
   Loss on sale of mortgage loans                                                     34                73
   Other                                                                             453               374
                                                                                --------            ------
         Total other expenses                                                      4,344             3,304
                                                                                --------            ------
         Income before income taxes                                                2,095             1,689
Income taxes                                                                         736               559
                                                                                --------            ------
         NET INCOME                                                             $  1,359            $1,130
                                                                                ========            ======
NET INCOME PER SHARE - BASIC                                                    $   0.17            $ 0.15
                                                                                ========            ======
NET INCOME PER SHARE - DILUTED                                                  $   0.16            $ 0.14
                                                                                ========            ======
Dividends declared per share                                                      0.0525              0.05
Weighted average shares outstanding:
Basic                                                                              7,800             7,763
Diluted                                                                            8,261             8,377

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      (In thousands)
                                                                               ------------------------------
                                                                                      Three Months Ended
                                                                                          March 31,
                                                                               ------------------------------
                                                                                  2001               2000
                                                                               ---------          -----------
Cash flows from operating activities:
   Net income                                                                  $   1,359          $  1,130
   Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Depreciation, amortization and accretion                                        172              (201)
     Provision for loan losses                                                       280               180
     Loans originated for sale                                                   (23,976)           (8,293)
     Proceeds from sale of loans                                                  17,309            10,546
     Gain on sale of investment securities                                          (502)               --
     Loss on sale of mortgage loans                                                   34                73
     Gain on sale of other real estate owned                                          --                (7)
     Increase in accrued interest receivable                                        (247)             (279)
     Increase in accrued interest payable                                           (949)              479
     Increase in other assets                                                       (121)           (2,123)
     Increase in other liabilities                                                   733               508
                                                                               ---------          --------
         Net cash (used in) provided by operating activities                      (5,908)            2,013
                                                                               ---------          --------
Cash flows from investing activities:
   Increase (decrease) in federal funds sold                                          34            (2,000)
   Proceeds from maturities of securities available-for-sale                      11,895             3,392
   Proceeds from sale of securities available-for-sale                            64,667                --
   Proceeds from maturities of securities held-to-maturity                            10                88
   Purchases of securities available-for-sale                                    (87,282)           (9,697)
   Purchase of Federal Home Loan and Federal Reserve stock                           (57)              (22)
   Net increase in loans                                                          (9,672)          (21,744)
   Purchases of premises and equipment, net                                         (843)             (758)
                                                                               ---------          --------
         Net cash used in investing activities                                   (21,248)          (30,741)
                                                                               ---------          --------
Cash flows from financing activities
   Net proceeds from issuance of common stock                                         23                 1
   Dividend paid                                                                    (410)             (388)
   Increase in deposits                                                           25,441            35,792
   Decrease in repurchase agreements                                              (1,321)           (1,000)
   Decrease in other borrowings                                                       (3)           (4,939)
                                                                               ---------          --------
         Net cash provided by financing activities                                23,730            29,466
                                                                               ---------          --------
         Net (decrease) increase in cash and cash equivalents                     (3,426)              738
Cash and cash equivalents at beginning of period                                  18,976            12,701
                                                                               ---------          --------
Cash and cash equivalents at end of period                                     $  15,550          $ 13,439
                                                                               =========          ========
Cash payments for interest                                                     $   8,656          $  4,619
Cash payments for income taxes                                                 $      92          $    177
                                                                               =========          ========

See Notes to Consolidated Financial Statements

                         FRANKLIN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Financial Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accounting principles accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B - COMPREHENSIVE INCOME

Comprehensive income, as defined by Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." includes net income and other comprehensive income which includes non-owner related transactions in equity. The following table sets forth the amounts in thousands of other comprehensive income included in equity for the three months ended March 31, 2001 and 2000.

                                                                  March 31, 2001      March 31, 2000
                                                                  --------------      --------------
                                                                           (in thousands)
Total comprehensive income                                             $ 1,777             $ 1,331
Net unrealized gain on securities available for sale                   $ 1,177             $   324

NOTE C - DIVIDENDS

In February 2001, the Company's Board of Directors declared a $.0525 per share cash dividend payable on April 4, 2001.

NOTE D - SEGMENTS

The Company's reportable segments are determined based on management's internal reporting approach, which is by operating subsidiaries. The reportable segments of the Company are comprised of Franklin National Bank (the "Bank"), excluding its insurance and securities subsidiaries, and the Mortgage Banking segment, Franklin Financial Mortgage. The Bank provides a variety of banking services to individuals and businesses through its branches in Brentwood, Franklin, Fairview, Nashville and Spring Hill, Tennessee. Its primary deposit products are demand deposits, savings deposits, and certificates of deposit, and its primary lending products are commercial business, construction, real estate mortgage and consumer loans. The Bank primarily earns interest income from loans and investments in securities. It earns noninterest income primarily from deposit and loan fees. The Mortgage Banking segment originates and sells residential mortgage loans. It sells loan originations into the secondary market, but retains much of the applicable servicing. As a result of the retained servicing, the Mortgage Banking segment capitalizes mortgage servicing rights and amortizes these rights into income over the estimated lives of the associated loans. Its primary revenue is noninterest income, but it also reports interest income earned on warehouse balances waiting for funding. The Mortgage Banking segment originates retail mortgage loans in the Franklin and Chattanooga areas of Tennessee. It also originates wholesale mortgage loans through correspondent relationships with other banks. The All Other segment consists of the Company's insurance and securities subsidiaries, Franklin Capital Trust I and the bank holding company operations which do not meet the quantitative threshold for separate disclosure. The revenue earned by the insurance and securities subsidiaries is reported in noninterest income in the consolidated financial statements. No transactions with a single customer contributed 10% or more of the Company's total revenue. The accounting policies for each segment are the same as those used by the Company. The segments include overhead allocations and intercompany transactions that were recorded at estimated market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results of the two reportable segments and all other segments of the Company are included in the following table.

                                                                         THREE MONTHS ENDED MARCH 31, 2001
                                                   -------------------------------------------------------------------------------
                                                                   MORTGAGE
(In thousands)                                       BANK           BANKING          ALL OTHER       ELIMINATIONS     CONSOLIDATED
                                                   ---------       ---------         ---------       ------------     ------------
Total interest income                              $  12,122        $    229         $     839        $    (902)       $  12,288
Total interest expense                                 7,353             135               851             (632)           7,707
                                                   ---------        --------         ---------        ---------        ---------
Net interest income                                    4,769              94               (12)            (270)           4,581
Provision for loan losses                                280              --                --               --              280
                                                   ---------        --------         ---------        ---------        ---------
Net interest income
   after provision                                     4,489              94               (12)            (270)           4,301
                                                   ---------        --------         ---------        ---------        ---------
Total noninterest income                               1,266             712             1,642           (1,482)           2,138
Total noninterest expense                              3,442             715               454             (267)           4,344
                                                   ---------        --------         ---------        ---------        ---------
Income before taxes                                    2,313              91             1,176           (1,485)           2,095
Provision for income taxes                               855              31              (150)              --              736
                                                   ---------        --------         ---------        ---------        ---------
Net income                                         $   1,458        $     60         $   1,326        $  (1,485)       $   1,359
                                                   =========        ========         =========        =========        =========

Other significant items
Total assets                                       $ 610,259        $ 19,697         $  73,305        $ (71,580)       $ 631,685
Depreciation, amortization
   and accretion                                          28             115                29               --              172

Revenues from external customers
Total interest income                                 12,059             229                --               --           12,288
Total noninterest income                               1,266             712               160               --            2,138
                                                   ---------        --------         ---------        ---------        ---------
   Total income                                    $  13,325        $    941         $     160        $      --        $  14,426
                                                   =========        ========         =========        =========        =========

Revenues from affiliates
Total interest income                              $      63        $     --         $     839        $    (902)       $      --
Total noninterest income                                  --              --             1,482           (1,482)              --
                                                   ---------        --------         ---------        ---------        ---------
   Total income                                    $      63        $     --         $   2,321        $  (2,384)       $      --
                                                   =========        ========         =========        =========        =========

                                                                         THREE MONTHS ENDED MARCH 31, 2001
                                                   -------------------------------------------------------------------------------
                                                                   MORTGAGE
(In thousands)                                       BANK           BANKING          ALL OTHER       ELIMINATIONS     CONSOLIDATED
                                                   ---------       ---------         ---------       ------------     ------------
Total interest income                              $   9,141        $     222        $     301        $    (326)       $   9,338
Total interest expense                                 4,948              120              176             (146)           5,098
                                                   ---------        ---------        ---------        ---------        ---------
Net interest income                                    4,193              102              125             (180)           4,240
Provision for loan losses                                180               --               --               --              180
                                                   ---------        ---------        ---------        ---------        ---------
Net interest income
   after provision                                     4,013              102              125             (180)           4,060
                                                   ---------        ---------        ---------        ---------        ---------
Total noninterest income                                 475              258            1,288           (1,088)             933
Total noninterest expense                              2,534              633              336             (199)           3,304
                                                   ---------        ---------        ---------        ---------        ---------
Income before taxes                                    1,954             (273)           1,077           (1,069)           1,689
Provision for income taxes                               705              (93)             (53)              --              559
                                                   ---------        ---------        ---------        ---------        ---------
Net income (loss)                                  $   1,249        $    (180)       $   1,130        $  (1,069)       $   1,130
                                                   =========        =========        =========        =========        =========

Other significant items
Total assets                                       $ 449,061        $  12,543        $  35,023        $ (34,319)       $ 462,308
Depreciation, amortization
   and accretion                                        (306)              95               10               --             (201)

Revenues from external customers
Total interest income                                  9,116              222               --               --            9,338
Total noninterest income                                 475              258              200               --              933
                                                   ---------        ---------        ---------        ---------        ---------
   Total income                                    $   9,591        $     480        $     200               --        $  10,271
                                                   =========        =========        =========        =========        =========

Revenues from affiliates
Total interest income                              $      25        $      --        $     301        $    (326)       $      --
Total noninterest income                                  --               --            1,088           (1,088)              --
                                                   ---------        ---------        ---------        ---------        ---------
   Total income                                    $      25        $      --        $   1,389        $  (1,414)       $      --
                                                   =========        =========        =========        =========        =========

NOTE E - TRUST PREFERRED SECURITIES

On June 6, 2000, the Company filed a Form S-2 Registration Statement, Reg. No. 333-38674, with the Securities and Exchange Commission to register up to $16 million in aggregate principal amount of floating rate trust preferred securities (the "Trust Preferred Securities"). The Trust Preferred Securities were offered and sold through Franklin Capital Trust I, a Delaware business trust and wholly owned subsidiary of the Company, on a best efforts basis with a minimum of $10.0 million and a maximum of $16.0 million to be sold in the offering. The Trust Preferred Securities pay cumulative cash distributions accumulating from the date of issuance at an annual rate of three-month LIBOR plus 3.50% of the liquidation amount of $1,000 per preferred security on a quarterly basis beginning October 15, 2000. The Trust Preferred Securities have a thirty-year maturity and may be redeemed by the Company upon the earlier of five years or the occurrence of certain other conditions. On July 17, 2000 and August 11, 2000 the Company completed the sale of $11.0 million and $5.0 million, respectively, of the Trust Preferred Securities. The Company received net proceeds of $15.2 million from the offering, which it used to repay approximately $5.0 million of indebtedness under its line of credit, purchase investments as part of a leverage program and for general corporate purposes, including capital investments in the Bank. Subject to certain limitations, the Trust Preferred Securities qualify as Tier 1 capital and are carried in Other Borrowings on the Company's Balance Sheet. As a result of the Trust Preferred Securities offering, which was completed in August 2000, the Company initiated a leverage program to enhance margins and offset the interest expense associated with the Trust Preferred Securities. During the third quarter of 2000, the company purchased approximately $81.3 million in investment securities as part of the leverage program. The leverage program was funded by $52.0 million in Federal Home Loan Bank advances, $10.5 million received in the Trust Preferred Securities offering and $18.8 million in deposit growth. The Company plans to utilize cashflow from the securities to assist with future loan growth.

NOTE F - REVERSE STOCK SPLIT

On October 3, 2000 the Company held a Special Meeting of Shareholders at which, the Company's shareholders approved an Amendment to the Company's Restated Charter, as amended, to effect a 1-for-4 reverse split of the Company's common stock. The reverse stock split was effective on October 18, 2000. All references to per share data and weighted average share data has been restated to reflect the reverse stock split.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Bank represents virtually all of the assets of the Company. The Bank, located in Franklin, Tennessee, was opened in December of 1989 and continues to experience substantial growth. The Bank has nine full service branches. In August 1996, the Bank opened an insurance subsidiary, Franklin Financial Insurance. In October 1997, the Bank opened a financial services subsidiary, Franklin Financial Securities. The financial services subsidiary offers financial planning and securities brokerage services through Legg Mason Financial Partners. In December 1997, the Bank began operating its mortgage division as a separate subsidiary, Franklin Financial Mortgage. In August 1998, the mortgage subsidiary opened a retail mortgage origination office in Chattanooga, Tennessee. Franklin Financial Mortgage originates, sells and services wholesale and retail mortgage loans. In June 2000, the Company formed Franklin Capital Trust I, a Delaware business trust and wholly owned subsidiary of the Company, for the purpose of issuing Trust Preferred Securities to the public. In December 2000, the Company received approval from the Federal Reserve Bank to convert from a bank holding company to a financial holding company to allow the Company additional avenues for growth opportunities.

FINANCIAL CONDITION

Total assets have grown $26.7 million, or 4.4%, since December 31, 2000, to a total of $631.7 million at March 31, 2001. The growth has been funded by a $25.4 million increase in deposits and net income of $1.4 million. Total deposits were $517.4 million at March 31, 2001.

The Bank continues to experience excellent loan demand as demonstrated by the growth in net loans of $9.3 million, or 2.9%, since December 31, 2000. Loans held for sale increased $6.8 million, or 69.3%, since December 31, 2000. The increase is predominately due to an increase in mortgage loan originations in the mortgage banking segment. The allowance for loan losses increased $241,000, or 8.0%, since December 31, 2000, to a total of $3.3 million or approximately 0.9% of total loans. The increase is primarily the result of loan growth in the loan portfolio and not because of a decline in asset quality. The Company has seen significant growth in construction and commercial real estate loans, which carry a higher reserve factor. Management believes that the level of the allowance for loan losses is adequate at March 31, 2001. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. The allowance is below the Bank's peer group average as a percentage of loans. However, the level of allowance for loan losses is primarily due to the fact that the Bank's past due loans, at 0.3% of total loans, are substantially below the peer group average. At March 31, 2001, the Bank had nonaccrual loans of $346,000. At March 31, 2001, the Bank had loans that were specifically classified as impaired of approximately $358,000. The allowance for loan losses related to impaired loans was $193,000 at March 31, 2001. The average carrying
value of impaired loans was approximately $     for the period ended March 31,
2001. Interest income of approximately $8,000 was recognized on these impaired loans during the period ended March 31, 2001.

At March 31, 2001 the fair value of securities classified as available-for-sale exceeded the cost of the securities by $2.8 million. At December 31, 2000 the fair value of securities classified as available-for-sale exceeded the cost of the securities by $980,000. As a result, unrealized gain net of taxes of $1.8 million and $588,000 at March 31, 2001 and December 31, 2000, respectively, is included in "Other Comprehensive Income" in the stockholders' equity section of the balance sheet. The unrealized gain is primarily due to economic market conditions and decreases in interest rates during the last quarter of 2000 and for the three months ended March 31, 2001.

Securities available-for-sale increased $13.3 million, or 6.0%, during the three months ended March 31, 2001 due to overall Bank growth. Premises and equipment increased by $550,000 since December 31, 2000 primarily due to costs related to leasehold improvements and fixtures for the Green Hills and downtown Nashville branch facilities which opened in the first quarter of 2001 and software and equipment costs related to the implementation of a check imaging system. Accrued interest receivable increased $247,000, or 6.0%, since December 31, 2000. This increase is due to the combined increase of $29.7 million in loans and securities since December 31, 2000, offset partially by a decrease in the Bank's prime lending rate.

Accrued interest payable decreased $949,000, or 30.3%, since December 31, 2000. The decrease is due to a significant decrease in interest rates during the first quarter of 2001 offset partially by the increase in deposits. Stockholders' equity increased $2.1 million, or 7.0%, from December 31, 2000 to March 31, 2001. The increase is primarily attributable to $1.4 million in net income and a $1.2 million increase in other comprehensive income offset by $410,000 in dividends declared.

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

Management believes that liquidity is at an adequate level with cash and due from banks of $15.6 million at March 31, 2001. Loans and securities scheduled to mature within one year exceeded $203.9 million at March 31, 2001, which should provide further liquidity. In addition, approximately $234.3 million of securities are classified as available-for-sale to help meet liquidity needs should they arise. The Company has lines of credit of $10.0 million with lending institutions and the Bank is approved to borrow up to $10.0 million in funds from the Federal Home Loan Bank through overnight advances and $50.0 million in federal funds lines to assist with capital and liquidity needs. The Company has $1.6 million in borrowings against its line of credit and the Bank had no federal funds purchased at March 31, 2001. In February and August, 1998 the Bank entered into long term convertible Federal Home Loan Bank advances with a ten year maturity and one year call option totaling

$6.0 million. During the fourth quarter of 1999, these advances converted to variable rate advances, which reprice quarterly based on LIBOR. As part of the leverage program, during the third quarter of 2000 the Bank entered into three long-term convertible Federal Home Loan Bank advances. One advance of $25.0 million has a ten year maturity with a three year call option. The other two advances totaling $27.0 million have a five year maturity with a one year call option. After the three and one year call options, these advances may be converted by the Federal Home Loan Bank from a fixed to a variable rate. The Bank has the right to repay the advances on the date of conversion to a variable rate, without penalty. The Bank has $200,000 outstanding in repurchase agreements to further develop its relationship with a customer. The Bank has approximately $57.7 million in brokered deposits at March 31, 2001 to help fund strong loan demand. The majority of these brokered deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank's core deposit base.

Approximately $34.9 million in loan commitments are expected to be funded within the next six months. Furthermore, the Bank has approximately $48.9 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded.

As discussed in Note E to the Consolidated Financial Statements included herein, in August 2000, the Company completed the sale of $16.0 million of Trust Preferred Securities. The Company received net proceeds of $15.2 million which it used to repay approximately $5.0 million of indebtedness on its line of credit, purchase investments as part of a leverage program to offset the interest expense associated with the Trust Preferred Securities and for general corporate purposes.

Management monitors the Company's asset and liability positions in order to maintain a balance between rate sensitive assets and rate sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company's liquidity is adequate at March 31, 2001. Other than as set forth above, there are no known trends, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities, which if they were to be implemented, would have a material adverse effect on the Company's liquidity, capital resources or results of operations.

Net cash flow used by operating activities was $5.9 million for the first three months of 2001 compared to cash flow provided by operating activities of $2.0 million during the same period in 2000, a decrease of $7.9 million. The decrease in cash flow between periods is due to loans originated for sale exceeding the sale of loans by $6.7 million for the three months ended March 31, 2001 as compared to the sale of loans exceeding loans originated for sale by $2.3 million for the three months ended March 31, 2000. The majority of this change is due to the increase of loan originations as compared to the sale of loans in the mortgage banking segment during the three months ended March 31, 2001. The decrease in cash flow is offset partially by an increase in other assets of $121,000 in the first three months of 2001 as compared to an increase of $2.1 million for the same period in 2000. The decrease in cash flow is also attributable to a decrease of $949,000 in accrued interest payable for the three months ended March 31, 2001 as compared to an increase in accrued interest payable of $479,000 in the same period in 2000.

Net cash used in investing activities was $21.2 million for the three months ended March 31, 2001 compared to $30.7 million for the three months ended March 31, 2000, representing a $9.5 million change, which was largely due to the banking segment. The increase in the change in net loans was $9.7 million for the first three months of 2001 compared to $21.7 million in the first three months of 2000. The change in the net investment portfolio also increased from $6.2 million for the three months ended March 31, 2000 to $10.7 million for the three months ended March 31, 2001. Federal funds sold decreased $34,000 for the three months ended March 31, 2001 compared to an increase of $2.0 million for the same period in 2000.

Net cash provided by financing activities was $23.7 million for the first three months of 2001 compared to $29.5 million for the same period in 2000, a $5.8 million decrease. The decrease between periods is primarily due to an increase in deposits of $25.4 million in the first three months of 2001 compared to an increase of $35.8 million for the same period in 2000. The increase is offset partially due to a decrease of $3,000 in other borrowings for the three months ended March 31, 2001 compared to a decrease of $4.9 million for the same period in the preceding year.

Equity capital exceeded regulatory requirements at March 31, 2001, at 6.9% of average assets. The Company and Bank's minimum capital requirements and compliance with the same are shown in the following table.

                              LEVERAGE CAPITAL             TIER 1 CAPITAL           TOTAL RISK-BASED CAPITAL
                           ----------------------      ----------------------       ------------------------
                           REGULATORY                  REGULATORY                   REGULATORY
                            MINIMUM        ACTUAL       MINIMUM        ACTUAL        MINIMUM          ACTUAL
                           ----------      ------      ----------      ------       ----------        ------
Company                      3.0%           6.9%          4.0%          10.9%          8.0%            13.3%

Bank                         3.0%           7.2%          4.0%          11.5%          8.0%            12.9%

RESULTS OF OPERATIONS

The Company had net income of $1.4 million in the first quarter of 2001 compared to net income of $1.1 million for the same period in 2000 an increase of $229,000, or 20.8%. Net income for the first quarter ending March 31, 2001 increased $229,000.

Total interest income increased $3.0 million, or 31.6%, in the three months ended March 31, 2001 compared to the same period in 2000. Total interest expense increased $2.6 million, or 51.2%, for the three months ended March 31, 2001 compared to the same period in 2000. The increase in total interest income is primarily attributable to the increase in earning assets of $167.6 million, or 38.8%, for the first three months of 2001 compared to 2000. The increase in total interest income is primarily due to the banking segment. The increase in total interest expense is primarily due to an increase in interest bearing liabilities of $158.8 million, or 36.5%, at March 31, 2001 as compared to the same period in 2000. The banking segment continues to experience strong deposit rate competition.

The provision for loan losses was $280,000 and $180,000 for the three months ended March 31, 2001 and 2000, respectively. While the Bank's asset quality remains good, provisions for loan losses continue to be needed as a result of growth in the Bank's loan portfolio. Net charge-offs were $40,000, or.01%, of loans outstanding at March 31, 2001 compared to net charge-offs of $11,000, or
 .01%, of loans outstanding at March 31, 2000.

Total other income of $2.1 million in the first quarter of 2001 increased $1.2 million, or 129%, from $933,000 for the same period in 2000. The increase was largely attributable to an increase of $454,000, or 176%, in loan origination fees related to the mortgage banking segment and an increase of $160,000, or 38.8%, in service charges on deposit accounts in the banking segment. Mortgage servicing rights income contributed $207,000 and $33,000 for the three months ended March 31, 2001 and 2000, respectively, to the mortgage banking segment. Other service charges and fees increased $125,000, or 85.6%, during the first three months of 2001 compared to the first three months of 2000, primarily due to the receipt of $131,000 in call option fees related to covered calls written on Treasury Notes. Income from the Bank's securities subsidiary decreased $36,000, or 30.8%, to

$81,000 during the three months ended March 31, 2001 compared to $117,000 during the same period in 2000. The decrease is due to uncertainty in overall economic conditions. Gain on sale of investment securities increased $502,000 for the three months ended March 31, 2001 compared to the same period in 2000 due to sales of the Bank's investment portfolio.

Total other expenses increased $1.0 million, or 31.5%, during the first quarter of 2001 as compared to the same period in 2000. Salaries and employee benefits increased $626,000, or 33.9%, primarily due to the hiring of additional personnel for the four new branch locations in the banking segment and the hiring of internal audit and loan review staff by the Company. Salaries and employee benefits expense for the mortgage banking segment was $352,000 for the three months ended March 31, 2001 compared to $296,000 for the same period in 2000. The increase is attributable to a increase in commission expense from $20,000 in 2000 to $124,000 in 2001 due to the increase in mortgage loan originations. Occupancy expense increased $148,000, or 39.5%, for the three months ended March 31, 2001 compared to the same period in 2000. The increase is attributable to the costs associated with the opening of the Cool Springs, Fieldstone Farms, Green Hills and downtown Nashville branch facilities and overall Bank growth. Mortgage banking expenses increased $64,000, or 46.4%, from the first three months of 2000 to the first three months of 2001 primarily due to a increase in mortgage correspondent pricing related to the increase in loan originations. Other expenses have increased as a result of the overall growth of the banking segment.

ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133, as amended, was effective for the Company on January 1, 2001. The Company had no covered call options or other derivative instruments outstanding on January 1, 2001 and March 31, 2001, therefore the effect of the adoption of SFAS No. 133 had no impact on the financial position of the Company.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-bearing liabilities subject to repricing over a specified period and the amount of change in individual interest rates. The liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable net interest income levels. An increasing interest rate environment negatively impacts earnings as the Company's rate sensitive liabilities generally reprice faster than its rate sensitive assets. Conversely, in a decreasing interest rate environment, earnings are positively impacted. This potential asset/liability mismatch in pricing is referred to as "gap" and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of
1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one-year time horizon between .7 and 1.3. At March 31, 2001, the Company had a gap ratio of .7 for the one-year period ending March 31, 2002. Thus, over the next twelve months, slightly more rate sensitive liabilities will reprice than rate sensitive assets.

A 200 basis point decrease in interest rates spread evenly during the next twelve months is estimated to cause an increase in net interest income of $665,000 as compared to net interest income if interest rates were unchanged during the next twelve months. In comparison, a 200 basis point increase in interest rates spread evenly during the next twelve months is estimated to cause a decrease in net interest income of $665,000 as compared to net interest income if rates were unchanged during the next twelve months. This level of variation is within the Company's acceptable limits. This simulation analysis assumed that savings and checking interest rates had a low correlation to changes in market rates of interest and that certain asset prepayments changed as refinancing incentives evolved. Further, in the event of a change in such magnitude in interest rates, the Company's asset and liability management committee would likely take actions to further mitigage its exposure to the change. However, given the uncertainty of specific conditions and corresponding actions which would be required, the analysis assumed no change in the Company's asset/liability composition.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits. No exhibits are filed with this report.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FRANKLIN FINANCIAL CORPORATION



Dated:   May 14, 2001                      By: /s/ Richard E. Herrington
         ------------                          ---------------------------------
                                               Richard E. Herrington, President
                                               and Chief Executive Officer
                                               (principal executive officer)



Dated:   May 14, 2001                      By: /s/ Lisa L. Musgrove
         ------------                          ---------------------------------
                                               Lisa L. Musgrove, Senior Vice
                                               President and Chief Financial
                                               Officer (principal financial
                                               officer)