Form 10-K405/A
period 2000-12-31
FRANKLIN FINANCIAL CORP /TN/
filed 2001-06-28
CIK 846903

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

The following items are amended:

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form
                  8-K.

         The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as set forth below:

                  Part IV, Item 14(a) of the above-referenced Form 10-K is amended to include as Exhibit 99 the information required by Form 11-K with respect to the Franklin Financial Employees Retirement Savings Plan (the "Plan"), which exhibit is filed as part of the above-referenced Form 10-K in lieu of a separate filing of an Annual Report on Form 11-K for the Plan for the fiscal year ended December 31, 2000, in accordance with Rule 15d-21.

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

Date: June 28, 2001