Form 10-Q
period 2001-06-30
FRANKLIN FINANCIAL CORP /TN/
filed 2001-08-14
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                             Commission File Number:
        June 30, 2001                                          0-24133

                         FRANKLIN FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Tennessee                                                      62-1376024
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

230 Public Square, Franklin, Tennessee                           37064
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (615)790-2265
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

                  Yes      X                       No
                      ------------                    --------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, No Par Value                      7,819,385
         --------------------------            ------------------------------
                   Class                       Outstanding at August 13, 2001

                         PART I. - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   (In thousands)
                                                                            June 30,         December 31,
                                                                              2001               2000
                                                                           ----------        ------------

                           ASSETS
Cash and cash equivalents                                                  $   15,492            18,976
Federal funds sold                                                              9,824            10,438
Investment securities available-for-sale, at fair value                        61,933            76,272
Mortgage-backed securities available-for-sale, at fair value                  177,507           144,758
Investment securities held-to-maturity, fair value $2,807
  at June 30, 2001 and $2,791 December 31, 2000                                 2,722             2,732
Mortgage-backed securities held-to-maturity, fair value
  $307 at June 30, 2001 and $377 at December 31, 2000                             298               328
Federal Home Loan and Federal Reserve Bank stock                                3,845             3,728
Loans held for sale                                                            12,807             9,783
Loans                                                                         361,232           321,946
Allowance for loan losses                                                      (3,578)           (3,025)
                                                                           ----------        ----------
                        Loans, net                                            357,654           318,921
                                                                           ----------        ----------
Premises and equipment, net                                                    10,906            10,714
Accrued interest receivable                                                     3,816             4,138
Mortgage servicing rights                                                       1,605             1,481
Other assets                                                                    3,821             2,677
                                                                           ----------        ----------
                                                                           $  662,240           604,946
                                                                           ==========        ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
     Noninterest-bearing                                                   $   41,178            36,789
     Interest-bearing                                                         508,393           455,191
                                                                           ----------        ----------
                          Total deposits                                      549,571           491,980
   Repurchase agreements                                                          200             1,521
   Other borrowings                                                            76,299            76,318
   Accrued interest payable                                                     2,192             3,131
   Other liabilities                                                            1,182             1,266
                                                                           ----------        ----------
                          Total liabilities                                   629,444           574,216
                                                                           ----------        ----------
Stockholders' equity:
   Common stock, No par value. Authorized
   500,000,000 shares; issued 7,819,385 and 7,799,931
   at June 30, 2001 and December 31, 2000,
   respectively                                                                11,507            11,479
   Accumulated other comprehensive income, net of tax                             656               588
   Retained earnings                                                           20,633            18,663
                                                                           ----------        ----------
                          Total stockholders' equity                           32,796            30,730
                                                                           ----------        ----------
                                                                           $  662,240           604,946
                                                                           ==========        ==========

See Notes to Consolidated Financial Statements

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited and in thousands except for per share data)

                                                                           Three Months Ended            Six Months Ended
                                                                                 June 30,                    June 30,
                                                                           2001           2000          2001          2000
                                                                         --------        ------        ------        ------

Interest income:
   Interest and fees on loans                                            $  8,482         7,591        16,788        14,267
   Taxable securities                                                       3,855         2,139         7,479         4,215
   Tax-exempt securities                                                      157           219           383           429
   Federal funds sold                                                          67            18           199            34
                                                                         --------        ------        ------        ------
                     Total interest income                                 12,561         9,967        24,849        19,305
                                                                         --------        ------        ------        ------
Interest expense:
   Certificates of deposit over $100,000                                    2,785         2,186         5,640         4,034
   Other deposits                                                           3,132         3,022         6,641         5,820
   Federal Home Loan Bank advances                                            891            97         1,793           237
   Other borrowed funds                                                       424           314           875           626
                                                                         --------        ------        ------        ------
                     Total interest expense                                 7,242         5,619        14,949        10,717
                                                                         --------        ------        ------        ------
                     Net interest income                                    5,319         4,348         9,900         8,588
Provision for loan losses                                                     310           150           590           330
                                                                         --------        ------        ------        ------
                     Net interest income after
                     provision for loan losses                              5,009         4,198         9,310         8,258
Other income:
   Service charges on deposit accounts                                        628           511         1,200           923
   Mortgage banking activities                                                816           301         1,528           559
   Other service charges, commissions and fees                                146           168           417           314
   Commissions on sale of annuities and brokerage activity                     93           120           174           237
   Gain on sale of investment securities                                      302            18           804            18
                                                                         --------        ------        ------        ------
                      Total other income                                    1,985         1,118         4,123         2,051
                                                                         --------        ------        ------        ------
Other expenses:
   Salaries and employee benefits                                           2,569         1,931         5,043         3,779
   Occupancy expense                                                          513           409         1,036           784
   Mortgage banking                                                           285           127           487           265
   Furniture and equipment                                                    366           267           692           505
   Communications and supplies                                                169           133           342           254
   Advertising and marketing                                                   91            88           195           177
   FDIC and regulatory assessments                                             56            51           111            99
   Loss on sale of mortgage loans                                             124            22           158            95
   Other                                                                      571           420         1,024           794
                                                                         --------        ------        ------        ------
                      Total other expenses                                  4,744         3,448         9,088         6,752
                                                                         --------        ------        ------        ------
                      Income before income taxes                            2,250         1,868         4,345         3,557
Income taxes                                                                  819           627         1,555         1,186
                                                                         --------        ------        ------        ------
                      NET INCOME                                         $  1,431         1,241         2,790         2,371
                                                                         --------        ------        ------        ------
 NET INCOME PER SHARE - BASIC                                            $   0.18          0.16          0.36          0.30
                                                                         --------        ------        ------        ------
 NET INCOME PER SHARE - DILUTED                                          $   0.17          0.15          0.34          0.29
                                                                         --------        ------        ------        ------
Dividends declared per share                                               0.0525          0.05         0.105          0.10
Weighted average shares outstanding:
Basic                                                                       7,818         7,797         7,809         7,780
Diluted                                                                     8,272         8,113         8,262         8,089

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         (In thousands)
                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                      2001             2000
                                                                                   ----------        --------

Cash flows from operating activities:
   Net income                                                                      $    2,790           2,371
   Adjustments to reconcile net income to net cash (used in)
     provided  by operating activities:
     Depreciation, amortization and accretion                                             302            (203)
     Provision for loan losses                                                            590             330
     Loans originated for sale                                                        (57,647)        (18,577)
     Proceeds from sale of loans                                                       54,466          21,167
     Gain on sale of investment securities                                               (804)            (18)
     Loss on sale of loans                                                                158              89
     Loss (gain) on sale of other real estate owned                                         5              (7)
     Gain on sale of premises and equipment                                                (8)             --
     Decrease (increase) in accrued interest receivable                                   322            (356)
     (Decrease) increase in accrued interest payable                                     (939)             87
     Increase (decrease) in other liabilities                                             (94)           (558)
     Increase in other assets                                                          (1,505)           (494)
                                                                                   ----------        --------
                   Net cash (used in) provided by operating activities                 (2,364)          3,831
                                                                                   ----------        --------
Cash flows from investing activities:
   Decrease (increase) in federal funds sold                                              614            (541)
   Proceeds from maturities of securities available-for-sale                           29,554           7,089
   Proceeds from sale of securities available-for-sale                                 87,669           1,712
   Proceeds from maturities of securities held-to-maturity                                 43             109
   Purchases of securities available-for-sale                                        (134,209)        (17,579)
   Purchase of Federal Home Loan and Federal Reserve stock                               (117)           (418)
   Net increase in loans                                                              (39,324)        (27,586)
   Purchases of premises and equipment, net                                              (809)         (2,472)
                                                                                   ----------        --------
                    Net cash used in investing activities                             (56,579)        (39,686)
                                                                                   ----------        --------
Cash flows from financing activities
   Net proceeds from issuance of common stock                                              28             108
   Dividend paid                                                                         (820)           (778)
   Increase in deposits                                                                57,591          31,679
   Decrease in repurchase agreements                                                   (1,321)         (1,000)
   (Decrease) increase in other borrowings                                                (19)          9,632
                                                                                   ----------        --------
                    Net cash provided by financing activities                          55,459          39,641
                                                                                   ----------        --------

                    Net (decrease) increase in cash and cash equivalents               (3,484)          3,786
Cash and cash equivalents at beginning of period                                       18,976          12,701
                                                                                   ----------        --------

Cash and cash equivalents at end of period                                         $   15,492          16,487
                                                                                   ----------        --------
Cash payments for interest                                                         $   15,888          10,630
Cash payments for income taxes                                                     $    1,943           1,686
                                                                                   ----------        --------

See Notes to Consolidated Financial Statements

                         FRANKLIN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Financial Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accounting principles accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B - COMPREHENSIVE INCOME

Comprehensive income as defined by Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" includes net income and other comprehensive income which includes non-owner related transactions in equity. The following table sets forth the amounts in thousands of other comprehensive income included in equity for the six months ended June 31, 2001 and 2000.

                                                                  June 30, 2001   June 30, 2000
                                                                  -------------   -------------
                                                                          (in thousands)

Total comprehensive income                                            $2,334          $2,509
Net unrealized gain on securities available for sale                  $   68          $  240

NOTE C - DIVIDENDS

In May 2001, the Company's Board of Directors declared a $.0525 per share cash dividend payable on July 5, 2001.

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

                         SIX MONTHS ENDED JUNE 30, 2001

                                                   MORTGAGE
(In thousands)                          BANK       BANKING     ALL OTHER    ELIMINATIONS  CONSOLIDATED

Total interest income                 $ 24,434      $   531      $  1,633      $ (1,749)     $ 24,849
Total interest expense                  14,261          280         1,627        (1,219)       14,949
                                      --------      -------      --------      --------      --------
Net interest income                     10,173          251             6          (530)        9,900
Provision for loan losses                  590           --            --            --           590
                                      --------      -------      --------      --------      --------
Net interest income
   after provision                       9,583          251             6          (530)        9,310
                                      --------      -------      --------      --------      --------
Total noninterest income                 2,275        1,528         3,387        (3,067)        4,123
Total noninterest expense                7,022        1,654           980          (568)        9,088
                                      --------      -------      --------      --------      --------
Income before taxes                      4,836          125         2,413        (3,029)        4,345
Provision for income taxes               1,816           44          (305)           --         1,555
                                      --------      -------      --------      --------      --------
Net income                            $  3,020      $    81      $  2,718      $ (3,029)     $  2,790
                                      ========      =======      ========      ========      ========

Other significant items
Total assets                          $644,491      $15,981      $ 72,241      $(70,473)     $662,240
Depreciation, amortization
   and accretion                             9          236            57            --           302

Revenues from external customers
Total interest income                   24,318          531            --            --        24,849
Total noninterest income                 2,275        1,528           320            --         4,123
                                      --------      -------      --------      --------      --------
   Total income                       $ 26,593      $ 2,059      $    320            --      $ 28,972
                                      ========      =======      ========      ========      ========

Revenues from affiliates
Total interest income                      116           --         1,633        (1,749)           --
Total noninterest income                    --           --         3,067        (3,067)           --
                                      --------      ------=      --------      --------      --------
   Total income                       $    116           --      $  4,700      $ (4,816)           --
                                      ========      =======      ========      ========      ========

                         SIX MONTHS ENDED JUNE 30, 2000

                                                      MORTGAGE
(In thousands)                           BANK         BANKING       ALL OTHER   ELIMINATIONS   CONSOLIDATED

Total interest income                 $   18,924      $    429      $    651      $   (699)     $   19,305
Total interest expense                    10,417           245           349          (294)         10,717
                                      ----------      --------      --------      --------      ----------
Net interest income                        8,507           184           302          (405)          8,588
Provision for loan losses                    330            --            --            --             330
                                      ----------      --------      --------      --------      ----------
Net interest income
   after provision                         8,177           184           302          (405)          8,258
                                      ----------      --------      --------      --------      ----------
Total noninterest income                   1,064           559         2,703        (2,275)          2,051
Total noninterest expense                  5,235         1,195           720          (398)          6,752
                                      ----------      --------      --------      --------      ----------
Income before taxes                        4,006          (452)        2,285        (2,282)          3,557
Provision for income taxes                 1,437          (153)          (98)           --           1,186
                                      ----------      --------      --------      --------      ----------
Net income (loss)                     $    2,569      $   (299)     $  2,383      $ (2,282)     $    2,371
                                      ==========      ========      ========      ========      ==========

Other significant items
Total assets                          $  459,382      $ 11,977      $ 35,298      $(34,476)     $  472,181
Depreciation, amortization
   and accretion                            (423)          200            20            --            (203)

Revenues from external customers
Total interest income                     18,876           429            --            --          19,305
Total noninterest income                   1,064           559           428            --           2,051
                                      ----------      --------      --------      --------      ----------
   Total income                       $   19,940      $    988      $    428            --      $   21,356
                                      ==========      ========      ========      ========      ==========

Revenues from affiliates
Total interest income                         48            --           651          (699)             --
Total noninterest income                      --            --         2,275        (2,275)             --
                                      ----------      --------      --------      --------      ----------
   Total income                       $       48            --      $  2,926      $ (2,974)             --
                                      ==========      ========      ========      ========      ==========

NOTE E - TRUST PREFERRED SECURITIES

On June 6, 2000, the Company filed a Form S-2 Registration Statement, Reg. No. 333-38674, with the Securities and Exchange Commission to register up to $16 million in aggregate principal amount of floating rate trust preferred securities (the "Trust Preferred Securities"). The Trust Preferred Securities were offered and sold through Franklin Capital Trust I, a Delaware business trust and wholly owned subsidiary of the Company, on a best efforts basis with a minimum of $10.0 million and a maximum of $16.0 million to be sold in the offering. The Trust Preferred Securities pay cumulative cash distributions accumulating from the date of issuance at an annual rate of three-month LIBOR plus 3.50% of the liquidation amount of $1,000 per preferred security on a quarterly basis beginning October 15, 2000. The Trust Preferred Securities have a thirty-year maturity and may be redeemed by the Company upon the earlier of five years or the occurrence of certain other conditions. On July 17, 2000 and August 11, 2000 the Company completed the sale of $11.0 million and $5.0 million, respectively, in aggregate principal amount of the Trust Preferred Securities. The Company received net proceeds of $15.2 million from the offering, which it used to repay approximately $5.0 million of indebtedness under its line of credit, purchase investments as part of a leverage program to offset the interest expense associated with the Trust Preferred Securities, and for general corporate purposes, including capital investments in the Bank. Subject to certain limitations, the Trust Preferred Securities qualify as Tier 1 capital and are carried in Other

Borrowings on the Company's Balance Sheet. As a result of the Trust Preferred Securities offering, which was completed in August 2000, the Company initiated a leverage program to enhance margins and offset the interest expense associated with the Trust Preferred Securities. During the third quarter of 2000, the company purchased approximately $81.3 million in investment securities as part of the leverage program. The leverage program was funded by $52.0 million in Federal Home Loan Bank advances, $10.5 million received in the Trust Preferred Securities offering and $18.8 million in deposit growth. The Company plans to utilize cashflow from the securities to assist with future loan growth.

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

FINANCIAL CONDITION

Total assets have increased $57.3 million, or 9.5%, since December 31, 2000, to a total of $662.2 million at June 30, 2001. The growth in assets has been funded by a $57.6 million increase in deposits and net income of $2.8 million. Total deposits were $549.6 million at June 30, 2001.

The Bank continues to experience excellent loan demand as demonstrated by the growth in net loans of $38.7 million, or 12.1%, since December 31, 2000. Loans held for sale increased $3.0 million, or 30.9%, since December 31, 2000. The increase is predominately due to an increase in mortgage loan originations in the mortgage banking segment. The allowance for loan losses increased $553,000, or 18.3%, since December 31, 2000, to a total of $3.6 million or approximately 0.95% of total loans. The increase is primarily the result of loan growth in the loan portfolio and not because of a decline in asset quality. The Company has seen significant growth in construction and commercial real estate loans, which carry a higher reserve factor. Management believes that the level of the allowance for loan losses is adequate at June 30, 2001. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. The allowance is below the Bank's peer group average as a percentage of loans. However, the level of allowance for loan losses is primarily due to the fact that the Bank's past due loans, at 0.6% of total loans at June 30, 2001, are substantially below the peer group average. At

June 30, 2001, the Bank had nonaccrual loans of $585,000. At June 30, 2001, the Bank had loans that were specifically classified as impaired of approximately $8,753,000. The allowance for loan losses related to impaired loans was $358,456 at June 30, 2001. The average carrying value of impaired loans was approximately $6,629,000 for the six month period ended June 30, 2001. Interest income of approximately $379,000 was recognized on these impaired loans during the six month period ended June 30, 2001.

At June 30, 2001 the fair value of securities classified as available-for-sale exceeded the cost of the securities by $1.1 million. At December 31, 2000 the fair value of securities classified as available-for-sale exceeded the cost of the securities by $980,000. As a result, unrealized gain net of taxes of $656,000 and $588,000 at June 30, 2001 and December 31, 2000, respectively, is included in "Other Comprehensive Income" in the stockholders' equity section of the balance sheet. The unrealized gain is primarily due to economic market conditions and decreases in interest rates during the last quarter of 2000 and for the six months ended June 30, 2001.

Securities available-for-sale increased $18.4 million, or 8.3%, during the six months ended June 30, 2001 due to overall Bank growth. Premises and equipment increased by $192,000 since December 31, 2000 primarily due to costs related to leasehold improvements and fixtures for the Green Hills and downtown Nashville branch facilities which opened in the first quarter of 2001 and software and equipment costs related to the implementation of a check imaging system. Accrued interest receivable decreased $322,000, or 7.8%, since December 31, 2000. This decrease is due to significantly lower interest rates, offset partially by the combined increase of $60.8 million in loans and securities since December 31, 2000.

Accrued interest payable decreased $939,000, or 30.0%, since December 31, 2000. The decrease is due to a significant decrease in interest rates during the first half of 2001 offset partially by the increase in deposits. Stockholders' equity increased $2.1 million, or 6.8%, from December 31, 2000 to June 30, 2001. The increase is primarily attributable to $2.8 million in net income and a $68,000 increase in other comprehensive income offset by $820,000 in dividends declared.

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

Management believes that liquidity is at an adequate level with cash and due from banks of $15.5 million at June 30, 2001. Loans and securities scheduled to mature within one year exceeded $223.2 million at June 30, 2001, which should provide further liquidity. In addition, approximately $239.4 million of securities are classified as available-for-sale to help meet liquidity needs should they arise. The Company has lines of credit of $10.0 million with lending institutions and the Bank is approved to borrow up to $10.0 million in funds from the Federal Home Loan Bank through overnight advances and $52.0 million in federal funds lines to assist with capital and liquidity needs. The Company has $1.6 million in borrowings against its line of credit and the Bank had no federal funds purchased at June 30, 2001. In February and August, 1998 the Bank entered into long term convertible Federal Home Loan Bank advances with a ten year maturity and one year call option totaling $6.0 million. During the fourth quarter of 1999, these advances converted to variable rate advances, which reprice quarterly based on 90-day LIBOR. As part of the leverage program, during the third quarter of 2000 the Bank entered into three long-term convertible Federal Home Loan Bank advances. One advance of $25.0 million has a ten year maturity with a three year call option. The other two advances totaling $27.0 million have a five year maturity with a one year call option. After the three and one year call options, these advances may be converted by the Federal Home Loan Bank from a fixed to a variable rate. The Bank has the right to repay the advances on the date of conversion to a variable rate without penalty. The Bank has $200,000 outstanding in repurchase agreements to further develop its relationship with a customer. The Bank has approximately $79.0 million in brokered deposits at June 30, 2001 to help fund strong loan demand. The majority of these brokered deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank's core deposit base.

Approximately $45.2 million in loan commitments are expected to be funded within the next six months. Furthermore, the Bank has approximately $50.4 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded.

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

Management monitors the Company's asset and liability positions in order to maintain a balance between rate sensitive assets and rate sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company's liquidity is adequate at June 30, 2001. Other than as set forth above, there are no known trends, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities, which if they were to be implemented, would have a material adverse effect on the Company's liquidity, capital resources or results of operations.

Net cash flow used by operating activities was $2.4 million for the first six months of 2001 compared to cash flow provided by operating activities of $3.8 million during the same period in 2000, a decrease of $6.2 million. The decrease in cash flow between periods is due to loans originated for sale exceeding the sale of loans by $3.2 million for the six months ended June 30, 2001 as compared to the sale of loans exceeding loans originated for sale by $2.6 million for the six months ended June 30, 2000. The majority of this change is due to the increase of loan originations as compared to the sale of loans in the mortgage banking segment during the six months ended June 30, 2001. The decrease in cash flow is also due to an increase in other assets of $1.5 million in the first six months of 2001 as compared to an increase of $494,000 for the same period in 2000. The decrease in cash flow is also attributable to a decrease of $939,000 in accrued interest payable for the six months ended June 30, 2001 as compared to an increase in accrued interest payable of $87,000 in the same period in 2000. The decrease in cash flow was partially offset by a decrease in accrued interest receivable of $322,000 for the six months ended June 30, 2001 as compared to an increase in accrued interest receivable of $356,000 for the same period in 2000.

Net cash used in investing activities was $56.6 million for the six months ended June 30, 2001 compared to $39.7 million for the six months ended June 30, 2000, representing a $16.9 million change, which was largely due to the banking segment. The increase in the change in net loans was $39.3 million for the first six months of 2001 compared to $27.6 million in the first six months of 2000. The change in the net investment portfolio also increased from $8.7 million for the six months ended June 30, 2000 to $16.9 million for the six months ended June 30, 2001. Federal funds sold decreased $614,000 for the six months ended June 30, 2001 compared to an increase of $541,000 for the same period in 2000.

Net cash provided by financing activities was $55.5 million for the first six months of 2001 compared to $39.6 million for the same period in 2000, a $15.8 million increase. The increase between periods is primarily due to an increase in deposits of $57.6 million in the first six months of 2001 compared to an increase of $31.7 million for the same period in 2000. The increase is offset partially due to a decrease of $19,000 in other borrowings for the six months ended June 30, 2001 compared to a increase of $9.6 million for the same period in the preceding year.

Equity capital exceeded regulatory requirements at June 30, 2001, at 6.7% of average assets. The Company and the Bank's minimum capital requirements and compliance with the same are shown in the following table.

              LEVERAGE CAPITAL         TIER 1 CAPITAL     TOTAL RISK-BASED CAPITAL
            --------------------    --------------------  ------------------------

            REGULATORY              REGULATORY              REGULATORY
             MINIMUM      ACTUAL     MINIMUM      ACTUAL     MINIMUM      ACTUAL
            ----------    ------    ----------    ------    ----------    ------

Company         3.0%        6.7%        4.0%       10.5%        8.0%       12.7%

Bank            3.0%        7.1%        4.0%       11.0%        8.0%       12.4%

RESULTS OF OPERATIONS

The Company had net income of $1.4 million in the second quarter and $2.8 million for the first six months of 2001 compared to net income of $1.2 million and $2.4 million for the same periods in 2000. Net income for the second quarter and six months ended June 30, 2001 increased $191,000, or 15.4%, and $419,000, or 17.7%, respectively.

Total interest income increased $2.6 million, or 26.0%, in the three months ended June 30, 2001 and $5.5 million, or 28.7%, for the six months ended June 30, 2001 compared to the same periods in 2000. Total interest expense increased $1.6 million, or 28.9%, for the three months ended June 30, 2001 and $4.2 million, or 39.5%, for the six months ended June 30, 2001 compared to the same periods in 2000. The increase in total interest income is primarily attributable to the increase in average earning assets of $166.0 million, or 39.2%, for the first six months of 2001 compared to 2000 offset partially by a decrease in interest rates. The increase in total interest income is primarily due to the banking segment. The increase in total interest expense is primarily due to an increase in average interest-bearing liabilities of $153.8 million, or 39.2%, at June 30, 2001 as compared to the same period in 2000. The banking segment continues to experience strong deposit rate competition.

The provision for loan losses was $310,000 and $150,000 for the three months ended June 30, 2001 and 2000, respectively. The year-to-date provision is $590,000 for the six months ended June 30, 2001 as compared to $330,000 for the same period in 2000. While the Bank's asset quality remains good, provisions for loan losses continue to be needed as a result of growth in the Bank's loan portfolio. Net charge-offs were $38,000, or .01%, of loans outstanding at June 30, 2001 compared to net charge-offs of $16,000, or .01%, of loans outstanding at June 30, 2000.

Total other income of $2.0 million in the second quarter of 2001 increased $869,000, or 77.7%, from $1.1 million for the same period in 2000. The increase was largely attributable to an increase of $515,000, or 171%, in loan origination fees related to the mortgage banking segment, an increase of $117,000, or 22.9%, in service charges on deposit accounts and an increase of $284,000, or 1578%, in the gain on the sale of investment securities in the banking segment. Total other income of $4.1 million for the six months ended June 30, 2001 increased $2.1 million, or 101%, from $2.1 million for the six months ended June 30, 2000. The increase is primarily attributable to an increase of $969,000, or 173%, in loan origination fees related to the mortgage banking segment, an increase of $277,000, or 30.0%, in service charges on deposit accounts and an increase of $786,000, or 4367%, in the gain on the sale of investment securities in the banking segment. Mortgage servicing rights income contributed $326,000 and $101,000 for the six months ended June 30, 2001 and 2000, respectively, to the mortgage banking segment. Other service charges and fees increased $103,000, or 32.8%, during the first six months of 2001 compared to the first six months of 2000, primarily due to the receipt of $131,000 in call option fees related to covered calls written on Treasury Notes. Income from the Bank's securities subsidiary decreased $69,000, or 26.6%, to $174,000 during the six months ended June 30, 2001 compared to $243,000 during the same period in 2000. The decrease is due to uncertainty in overall economic conditions. Gain on sale of investment securities increased $786,000 for the six months ended June 30, 2001 compared to the same period in 2000 due to sales in the Bank's investment portfolio.

Total other expenses increased $1.3 million, or 37.6%, during the second quarter of 2001 as compared to the same period in 2000. Total other expenses increased $2.3 million, or 34.6%, for the six months ended June 30, 2001 as compared to the same period in 2000. Salaries and employee benefits increased $1.3 million, or 33.4%, primarily due to the hiring of additional personnel for the four new branch locations in the banking segment and the hiring of internal audit and loan review staff by the Company. Salaries and employee benefits expense for the mortgage banking segment was $747,000 for the six months ended June 30, 2001 compared to $578,000 for the same period in 2000. The increase is attributable to a increase in commission expense from $68,000 in 2000 to $286,000 in 2001 due to the increase in mortgage loan originations. Occupancy expense increased $252,000, or 32.1%, for the six months ended June 30, 2001 compared to the same period in 2000. The increase is attributable to the costs associated with the opening of the Cool Springs, Fieldstone Farms, Green Hills and downtown Nashville branch facilities and overall Bank growth. Mortgage banking expenses increased $222,000, or 83.8%, from the first six months of 2000 to the first three months of 2001 primarily due to a increase in mortgage correspondent pricing related to the increase in loan originations. Other expenses have increased as a result of the overall growth of the banking segment.

ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133, as amended, was effective for the Company on January 1, 2001. The Company had no covered call options or other derivative instruments outstanding on January 1, 2001 and June 30, 2001, therefore the effect of the adoption of SFAS No. 133 had no impact on the financial position of the Company.

In October 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of SFAS No. 125. SFAS No. 140 is effective for the Company for the quarter ended June 30, 2001. The adoption of SFAS No. 140 had no impact on the financial position of the Company.

In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No.
141 addresses financial accounting and reporting for business combinations initiated after June 30, 2001. At June 30, 2001, the Company has no plans to initiate a business combination and, therefore, the adoption of SFAS No. 141 is not expected to have a material impact on the financial position of the Company.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets for fiscal years beginning after December 15, 2001. Management has not assessed the impact of the adoption of SFAS No. 142 on the financial position of the Company.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-bearing liabilities subject to repricing over a specified period and the amount of change in individual interest rates. The liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable net interest income levels. An increasing interest rate environment negatively impacts earnings as the Company's rate sensitive liabilities generally reprice faster than its rate sensitive assets. Conversely, in a decreasing interest rate environment, earnings are positively impacted. This potential asset/liability mismatch in pricing is referred to as "gap" and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of
1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one-year time horizon between .7 and 1.3. At June 30, 2001, the Company had a gap ratio of .7 for the one-year period ending June 30, 2002. Thus, over the next twelve months, slightly more rate sensitive liabilities will reprice than rate sensitive assets.

A 200 basis point decrease in interest rates spread evenly during the next twelve months is estimated to cause an increase in net interest income of $682,000 as compared to net interest income if interest rates were unchanged during the next twelve months. In comparison, a 200 basis point increase in interest rates spread evenly during the next twelve months is estimated to cause a decrease in net interest income of $682,000 as compared to net interest income if rates were unchanged during the next twelve months. This level of variation is within the Company's acceptable limits. This simulation analysis assumed that savings and checking interest rates had a low correlation to changes in market rates of interest and that certain asset prepayments changed as refinancing incentives evolved. Further, in the event of a change in such magnitude in interest rates, the Company's asset and liability management committee would likely take actions to further mitigage its exposure to the change. However, given the uncertainty of specific conditions and corresponding actions which would be required, the analysis assumed no change in the Company's asset/liability composition.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 24, 2000, Jerrold S. Pressman filed a complaint in the U.S. District Court for the Middle District of Tennessee, against Franklin National Bank and Gordon E. Inman, Chairman of the Board of the Company and the Bank, alleging breach of contract, tortuous interference with contract, fraud and civil conspiracy in connection with the denial of a loan to a potential borrower involved in a real estate transaction. The Bank and Mr. Inman filed their answers in this matter on September 18, 2000 and a motion for Summary Judgment on October 10, 2000. The Court denied the Bank's motion for Summary Judgment on February 15, 2001. On July 27, 2001, the Bank and Mr. Inman filed their second motion for Summary Judgment. Mr. Pressman has not responded. Mr. Pressman seeks compensatory damages in an amount not to exceed $12 million and punitive damages in an amount not to exceed $24 million from each defendant. The Bank and Mr. Inman deny all of the allegations and will vigorously defend the action. Management further believes that the claims alleged by Mr. Pressman are frivolous and without merit and the chances for recovery by Mr. Pressman are remote.

There are also other pending legal proceedings in which the company and Bank are defendants. Management believes it has meritorious defenses against all such claims and intends to defend such actions vigorously. No provision has been made in the accompanying financial statements for the ultimate resolution of these matters.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 15, 2001 the Company held its 2001 Annual Meeting of Shareholders. At the meeting, the following persons were elected to serve on the company's Board of Directors for a term of one year and until their successors are elected and have qualified: Richard E. Herrington, Gordon E. Inman, Charles R. Lanier, D. Wilson Overton, Edward M. Richey, Edward P. Silva, Melody J. Smiley and James
W. Cross, IV. The number of votes cast for and withheld for the election of each nominee for director was as follows:

                                       Votes                   Votes
      Director                          For                  Withheld
      --------                          ---                  --------
Richard E. Herrington                7,113,552                 8,965

Gordon E. Inman                      7,112,327                10,190

Charles R. Lanier                    7,096,077                26,440

D. Wilson Overton                    7,113,552                 8,965

Edward M. Richey                     7,112,552                 9,965

Edward P. Silva                      7,112,327                10,190

Melody J. Smiley                     7,113,552                 8,965

James W. Cross, IV                   7,112,552                 9,965

In addition, the shareholders approved the adoption of the Company's 2001 by Employer Restricted Stock Plan. The number of votes cast for the Plan was 7,045,811 with 35,022 against and 41,684 abstaining.

No other matters were presented or voted upon at the Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits. No exhibits are filed with this report.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FRANKLIN FINANCIAL CORPORATION


Dated: August 14, 2001              By: /s/ Richard E. Herrington
       ---------------        --------------------------------------------------
                              Richard E. Herrington, President and Chief
                              Executive Officer (principal executive officer)


Dated: August 14, 2001              By: /s/ Lisa L. Musgrove
       ---------------        --------------------------------------------------
                              Lisa L. Musgrove, Senior Vice President and
                              Chief Financial Officer (principal financial
                              officer)