Form 10-Q
period 2001-09-30
FRANKLIN FINANCIAL CORP /TN/
filed 2001-11-14
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                              Commission File Number:
        September 30, 2001                                              0-24133

                         FRANKLIN FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Tennessee                                                       62-1376024
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

230 Public Square, Franklin, Tennessee                            37064
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (615)790-2265
                                                   -------------
Not applicable
-------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, No Par Value                                7,822,225
--------------------------                     --------------------------------
         Class                                 Outstanding at November 13, 2001

                         PART I. - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                               (In thousands)
                                                                                       September 30,         December 31,
                                                                                           2001                 2000
                           ASSETS
Cash and cash equivalents                                                               $   15,940               18,976
Federal funds sold                                                                           2,907               10,438
Investment securities available-for-sale, at fair value                                     53,898               76,272
Mortgage-backed securities available-for-sale, at fair value                               183,651              144,758
Investment securities held-to-maturity, fair value $2,834
  at September 30, 2001 and $2,791 December 31, 2000                                         2,724                2,732
Mortgage-backed securities held-to-maturity, fair value
  $290 at September 30, 2000 and $377 at December 31, 1999                                     279                  328
Federal Home Loan Bank and Federal Reserve Bank stock                                        3,904                3,728
Loans held for sale                                                                         10,940                9,783
Loans                                                                                      391,934              321,946
Allowance for loan losses                                                                   (3,901)              (3,025)
                                                                                        ----------             --------
                        Loans, net                                                         388,033              318,921
                                                                                        ----------             --------
Premises and equipment , net                                                                10,635               10,714
Accrued interest receivable                                                                  3,859                4,138
Mortgage servicing rights                                                                    1,709                1,481
Other assets                                                                                 4,756                2,677
                                                                                        ----------             --------
                                                                                        $  683,235              604,946
                                                                                        ----------             --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                                                                $   50,585               36,789
     Interest-bearing                                                                      509,620              455,191
                                                                                        ----------             --------
                          Total deposits                                                   560,205              491,980
   Repurchase agreements                                                                     3,200                1,521
   Other borrowings                                                                         76,291               76,318
   Accrued interest payable                                                                  2,162                3,131
   Other liabilities                                                                         5,190                1,266
                                                                                        ----------             --------
                          Total liabilities                                                647,048              574,216
                                                                                        ----------             --------
Stockholders' equity:
   Common stock, No par value. Authorized 500,000,000 shares; issued 7,822,225 and 7,799,931 at September 30, 2001 and December 31, 2000,
   respectively                                                                             11,522               11,479
   Accumulated other comprehensive income, net of tax                                        2,601                  588
   Retained earnings                                                                        22,064               18,663
                                                                                        ----------             --------
                          Total stockholders' equity                                        36,187               30,730
                                                                                        ----------             --------
                                                                                        $  683,235              604,946
                                                                                        ==========             ========

See Notes to Consolidated Financial Statements

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited and in thousands except for per share data)

                                                                             Three Months Ended            Nine Months Ended
                                                                               September 30,                 September 30,
                                                                           2001             2000          2001          2000
                                                                           ----             ----          ----          ----
Interest income:
   Interest and fees on loans                                           $   8,700          8,017         25,488        22,644
   Taxable securities                                                       3,847          2,969         11,326         7,184
   Tax-exempt securities                                                      147            293            530           722
   Federal funds sold                                                          69             12            268            46
                                                                        ---------        -------       --------       -------
                     Total interest income                                 12,763         11,291         37,612        30,596
                                                                        ---------        -------       --------       -------
Interest expense:
   Certificates of deposit over $100,000                                    2,570          2,229          8,210         6,263
   Other deposits                                                           2,817          3,745          9,458         9,565
   Federal Home Loan Bank advances                                            886            440          2,679           677
   Other borrowed funds                                                       373            640          1,248         1,266
                                                                        ---------        -------       --------       -------
                     Total interest expense                                 6,646          7,054         21,595        17,771
                                                                        ---------        -------       --------       -------
                     Net interest income                                    6,117          4,237         16,017        12,825
Provision for loan losses                                                     360            190            950           520
                                                                        ---------        -------       --------       -------
                     Net interest income after
                     provision for loan losses                              5,757          4,047         15,067        12,305
Other income:
   Service charges on deposit accounts                                        601            520          1,801         1,443
   Mortgage banking activities                                                686            366          2,214           925
   Other service charges, commissions and fees                                166            179            583           493
   Commissions on sale of annuities and brokerage activity                     91            170            265           407
   Gain on sale of investment securities                                      281             49          1,085            67
                                                                        ---------        -------       --------       -------
                      Total other income                                    1,825          1,284          5,948         3,335
                                                                        ---------        -------       --------       -------
Other expenses:
   Salaries and employee benefits                                           2,636          2,058          7,679         5,837
   Occupancy expense                                                          516            452          1,552         1,236
   Mortgage banking                                                           300            123            787           388
   Furniture and equipment                                                    357            397          1,049           902
   Communications and supplies                                                161            143            503           397
   Advertising and marketing                                                   98             99            293           276
   FDIC and regulatory assessments                                             59             44            170           143
   (Gain) loss on sale of mortgage loans                                      (18)           (39)           140            56
   Other                                                                      557            356          1,581         1,150
                                                                        ---------        -------       --------       -------
                      Total other expenses                                  4,666          3,633         13,754        10,385
                                                                        ---------        -------       --------       -------
                      Income before income taxes                            2,916          1,698          7,261         5,255
Income taxes                                                                1,074            553          2,629         1,739
                                                                        ---------        -------       --------       -------
                      NET INCOME                                        $   1,842          1,145          4,632         3,516
                                                                        ---------        -------       --------       -------
 NET INCOME PER SHARE - BASIC                                           $    0.24           0.15           0.59          0.45
                                                                        ---------        -------       --------       -------
 NET INCOME PER SHARE - DILUTED                                         $    0.22           0.14           0.56          0.42
                                                                        ---------        -------       --------       -------
Dividends declared per share                                               0.0525           0.05         0.1575          0.15
Weighted average shares outstanding:
Basic                                                                       7,821          7,799          7,813         7,787
Diluted                                                                     8,435          8,370          8,328         8,366

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                (In thousands)
                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                           2001                   2000
                                                                                        -----------           -----------
Cash flows from operating activities:
   Net income                                                                           $     4,632                 3,516
   Adjustments to reconcile net income to net cash (used in)
     provided  by operating activities:
     Depreciation, amortization and accretion                                                   341                  (216)
     Provision for loan losses                                                                  950                   520
     Loans originated for sale                                                              (89,172)              (29,876)
     Proceeds from sale of loans                                                             87,876                31,879
     Gain on sale of investment securities                                                   (1,085)                  (67)
     Loss on sale of loans                                                                      140                    50
     Loss (gain) on sale of other real estate owned                                               5                    (7)
     Gain on sale of premises and equipment                                                      (8)                   --
     Decrease (increase) in accrued interest receivable                                         279                (1,376)
     (Decrease) increase in accrued interest payable                                           (969)                  936
     Increase (decrease) in other liabilities                                                 2,722                  (172)
     Increase in other assets                                                                (2,668)               (1,014)
                                                                                        -----------           -----------
                   Net cash provided by operating activities                                  3,043                 4,173
                                                                                        -----------           -----------
Cash flows from investing activities:
   Decrease (increase) in federal funds sold                                                  7,531                  (282)
   Proceeds from maturities of securities available-for-sale                                 47,050                12,102
   Proceeds from sale of securities available-for-sale                                      140,953                25,488
   Proceeds from maturities of securities held-to-maturity                                       63                   122
   Purchases of securities available-for-sale                                              (199,271)             (125,084)
   Purchase of Federal Home Loan and Federal Reserve stock                                     (176)               (1,537)
   Net increase in loans                                                                    (70,063)              (43,131)
   Purchases of premises and equipment, net                                                    (856)               (3,026)
                                                                                        -----------           -----------
                    Net cash used in investing activities                                   (74,769)             (135,348)
                                                                                        -----------           -----------
Cash flows from financing activities
   Net proceeds from issuance of common stock                                                    43                   108
   Dividend paid                                                                             (1,230)               (1,168)
   Increase in deposits                                                                      68,225                67,638
   Increase (decrease) in repurchase agreements                                               1,679                  (900)
   (Decrease) increase in other borrowings                                                      (27)               66,569
                                                                                        -----------           -----------
                    Net cash provided by financing activities                                68,690               132,247
                                                                                        -----------           -----------

                    Net (decrease) increase in cash and cash equivalents                     (3,036)                1,072
Cash and cash equivalents at beginning of period                                             18,976                12,701
                                                                                        -----------           -----------

Cash and cash equivalents at end of period                                              $    15,940                13,773
                                                                                        -----------           -----------
Cash payments for interest                                                              $    22,564                16,835
Cash payments for income taxes                                                          $     2,076                 2,386
                                                                                        -----------           -----------

See Notes to Consolidated Financial Statements

                         FRANKLIN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Financial Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accounting principles accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B - COMPREHENSIVE INCOME

Comprehensive income as defined by Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" includes net income and other comprehensive income which includes non-owner related transactions in equity. The following table sets forth the amounts in thousands of other comprehensive income included in equity for the nine months ended September 30, 2001 and 2000.

                                                                                September 30, 2001      September 30, 2000
                                                                                ------------------      ------------------
                                                                                             (in thousands)
Total comprehensive income                                                           $ 5,207                   $ 4,601
Net unrealized gain on securities available for sale                                 $ 2,013                   $ 1,817

NOTE C - DIVIDENDS

In September 2001, the Company's Board of Directors declared a $.0525 per share cash dividend payable on October 3, 2001.

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

                                                           NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                          MORTGAGE
(In thousands)                                               BANK          BANKING      ALL OTHER     ELIMINATIONS    CONSOLIDATED
                                                          ----------      ---------     ---------     ------------    ------------
Total interest income                                     $   37,036      $     740     $   2,385      $   (2,549)     $   37,612
Total interest expense                                        20,611            354         2,313          (1,683)         21,595
                                                          ----------      ---------     ---------      ----------      ----------
Net interest income                                           16,425            386            72            (866)         16,017
Provision for loan losses                                        950             --            --              --             950
                                                          ----------      ---------     ---------      ----------      ----------
Net interest income
   after provision                                            15,475            386            72            (866)         15,067
                                                          ----------      ---------     ---------      ----------      ----------
Total noninterest income                                       3,248          2,219         5,516          (5,035)          5,948
Total noninterest expense                                     10,706          2,431         1,503            (886)         13,754
                                                          ----------      ---------     ---------      ----------      ----------
Income before taxes                                            8,017            174         4,085          (5,015)          7,261
Provision for income taxes                                     3,034             32          (437)             --           2,629
                                                          ----------      ---------     ---------      ----------      ----------
Net income                                                $    4,983      $     142     $   4,522      $   (5,015)     $    4,632
                                                          ==========      =========     =========      ==========      ==========

OTHER SIGNIFICANT ITEMS
   Total assets                                           $  666,832      $  13,423     $  76,711      $  (73,731)     $  683,235
   Depreciation, amortization
    and accretion                                               (118)           373            86              --             341

REVENUES FROM EXTERNAL CUSTOMERS
   Total interest income                                      36,872            740            --              --          37,612
   Total noninterest income                                    3,248          2,219           481              --           5,948
                                                          ----------      ---------     ---------      ----------      ----------
     Total income                                         $   40,120      $   2,959     $     481              --      $   43,560
                                                          ==========      =========     =========      ==========      ==========

REVENUES FROM AFFILIATES
   Total interest income                                         164             --         2,385          (2,549)             --
   Total noninterest income                                       --             --         5,035          (5,035)             --
                                                          ----------      ---------     ---------      ----------      ----------
     Total income                                         $      164             --     $   7,420      $   (7,584)             --
                                                          ==========      =========     =========      ==========      ==========

                                                           NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                          MORTGAGE
(In thousands)                                               BANK          BANKING       ALL OTHER     ELIMINATIONS    CONSOLIDATED
                                                          ----------      ---------      ---------     ------------    ------------
Total interest income                                     $   30,036      $     653      $   1,085      $   (1,178)     $   30,596
Total interest expense                                        17,132            385            792            (538)         17,771
                                                          ----------      ---------      ---------      ----------      ----------
Net interest income                                           12,904            268            293            (640)         12,825
Provision for loan losses                                        520             --             --              --             520
                                                          ----------      ---------      ---------      ----------      ----------
Net interest income
   after provision                                            12,384            268            293            (640)         12,305
                                                          ----------      ---------      ---------      ----------      ----------
Total noninterest income                                       1,749            897          4,180          (3,491)          3,335
Total noninterest expense                                      8,193          1,633          1,156            (597)         10,385
                                                          ----------      ---------      ---------      ----------      ----------
Income before taxes                                            5,940           (468)         3,317          (3,534)          5,255
Provision for income taxes                                     2,118           (159)          (220)             --           1,739
                                                          ----------      ---------      ---------      ----------      ----------
Net income (loss)                                         $    3,822      $    (309)     $   3,537      $   (3,534)     $    3,516
                                                          ==========      =========      =========      ==========      ==========

OTHER SIGNIFICANT ITEMS
   Total assets                                           $  553,168      $  12,706      $  67,552      $  (64,682)     $  568,744
   Depreciation, amortization
     and accretion                                              (561)           306             39              --            (216)

REVENUES FROM EXTERNAL CUSTOMERS
   Total interest income                                      29,943            653             --              --          30,596
   Total noninterest income                                    1,749            897            689              --           3,335
                                                          ----------      ---------      ---------      ----------      ----------
     Total income                                         $   31,692      $   1,550      $     689              --      $   33,931
                                                          ==========      =========      =========      ==========      ==========

REVENUES FROM AFFILIATES
   Total interest income                                          93             --          1,085          (1,178)             --
   Total noninterest income                                       --             --          3,491          (3,491)             --
                                                          ----------      ---------      ---------      ----------      ----------
     Total income                                         $       93             --      $   4,576      $   (4,669)             --
                                                          ==========      =========      =========      ==========      ==========

NOTE E - TRUST PREFERRED SECURITIES

On June 6, 2000, the Company filed a Form S-2 Registration Statement, Reg. No. 333-38674, with the Securities and Exchange Commission to register up to $16 million in aggregate principal amount of floating rate trust preferred securities (the "Trust Preferred Securities"). The Trust Preferred Securities were offered and sold through Franklin Capital Trust I, a Delaware business trust and wholly owned subsidiary of the Company, on a best efforts basis with a minimum of $10.0 million and a maximum of $16.0 million to be sold in the offering. The Trust Preferred Securities pay cumulative cash distributions accumulating from the date of issuance at an annual rate of three-month LIBOR plus 3.50% of the liquidation amount of $1,000 per preferred security on a quarterly basis beginning October 15, 2000. The Trust Preferred Securities have a thirty-year maturity and may be redeemed by the Company upon the earlier of five years or the occurrence of certain other conditions. On July 17, 2000 and August 11, 2000 the Company completed the sale of $11.0 million and $5.0 million, respectively, in aggregate principal amount of the Trust Preferred Securities. The Company received net proceeds of $15.2 million from the offering, which it used to repay approximately $5.0 million of indebtedness under its line of credit, purchase investment securities as part of a leverage program to offset the interest expense associated with the Trust Preferred Securities, and for general corporate purposes, including capital investments in the Bank. Subject to certain limitations, the Trust Preferred Securities qualify as Tier 1 capital and are carried in Other Borrowings on the Company's Balance Sheet. As a result of the Trust Preferred Securities offering, which was completed in August 2000, the Company initiated a leverage program to enhance margins and offset the interest expense associated with the Trust Preferred Securities. During the third quarter of 2000, the Company purchased approximately $81.3 million in investment securities as part of the leverage program. The leverage program was funded by $52.0 million in Federal Home Loan Bank advances, $10.5 million received in the Trust Preferred Securities offering and $18.8 million in deposit growth. The Company plans to utilize cashflow from the investment securities to assist with future loan growth.

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

FINANCIAL CONDITION

Total assets have increased $78.3 million, or 12.9%, since December 31, 2000, to a total of $683.2 million at September 30, 2001. The growth in assets has been funded by a $68.2 million increase in deposits and net income of $4.6 million. Total deposits were $560.2 million at September 30, 2001.

The Bank continues to experience excellent loan demand as demonstrated by the growth in net loans of $69.1 million, or 21.7%, since December 31, 2000. Loans held for sale increased $1.2 million, or 11.8%, since December 31, 2000. The increase is predominately due to an increase in mortgage loan originations in the mortgage banking segment. The allowance for loan losses increased $876,000, or 29.0%, since December 31, 2000, to a total of $3.9 million or approximately 0.96% of total loans. The increase is primarily the result of loan growth in the loan portfolio and not because of a decline in asset quality. The Company has seen significant growth in construction and commercial real estate loans, which carry a higher reserve factor. Management believes that the level of the allowance for loan losses is adequate at September 30, 2001. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. The allowance is below the Bank's peer group average as a percentage of loans. However, the level of allowance for loan losses is primarily due to the fact that the Bank's past due loans, at 0.7% of total loans at September 30, 2001, are substantially below the peer group average. At September 30, 2001, the Bank had nonaccrual loans of $479,000. At September 30, 2001, the Bank had loans that were specifically classified as impaired of approximately $14.5 million. The allowance for loan losses related to impaired loans was $423,000 at September 30, 2001. The average carrying value of impaired loans was approximately $8.6 million for the nine-month period ended September 30, 2001. Interest income of approximately $848,000 was recognized on these impaired loans during the nine-month period ended September 30, 2001.

At September 30, 2001 the fair value of securities classified as available-for-sale exceeded the cost of the securities by $4.2 million. At December 31, 2000 the fair value of securities classified as available-for-sale exceeded the cost of the securities by $980,000. As a result, unrealized gain net of taxes of $2.6 million and $588,000 at September 30, 2001 and December 31, 2000, respectively, is included in "Other Comprehensive Income" in the stockholders' equity section of the balance sheet. The unrealized gain is primarily due to economic market conditions and decreases in interest rates during the last quarter of 2000 and for the nine months ended September 30, 2001.

Securities available-for-sale increased $16.5 million, or 7.0%, during the nine months ended September 30, 2001 due to overall Bank growth. Premises and equipment decreased by $79,000 since December 31, 2000 primarily due to costs related to leasehold improvements and fixtures for the Green Hills and downtown Nashville branch facilities which opened in the first quarter of 2001 and software and equipment costs related to the implementation of a check imaging system offset by depreciation expense. Accrued interest receivable decreased $279,000, or 6.7%, since December 31, 2000. This decrease is due to significantly lower interest rates, offset partially by the combined increase of $87.6 million in loans and securities since December 31, 2000. Other assets increased $2.1 million, or 77.8%, during the nine months ended September 30, 2001. The increase is primarily due to $1.5 million of unsettled securities sales.

Accrued interest payable decreased $969,000, or 30.9%, since December 31, 2000. The decrease is due to a significant decrease in interest rates during the first nine months of 2001 offset partially by an increase in deposits. Other liabilities increased $3.9 million, or 310%, during the nine months ended September 30, 2001. The increase is due to $2.0 million of unsettled securities purchases and an increase of $1.2 million in deferred taxes related to the market valuation of available for sale securities. Stockholders' equity increased $5.5 million, or 17.8%, from December 31, 2000 to September 30, 2001. The increase is primarily attributable to $4.6 million in net income and a $2.0 million increase in other comprehensive income offset by $1.2 million in dividends declared.

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

Management believes that liquidity is at an adequate level with cash and due from banks of $15.9 million at September 30, 2001. Loans and securities scheduled to mature within one year exceeded $227.2 million at September 30, 2001, which should provide further liquidity. In addition, approximately $237.5 million of securities are classified as available-for-sale to help meet liquidity needs should they arise. The Company has lines of credit of $10.0 million with lending institutions and the Bank is approved to borrow up to $10.0 million in funds from the Federal Home Loan Bank through overnight advances and $52.0 million in federal funds lines to assist with capital and liquidity needs. The Company has $1.6 million in borrowings against its line of credit and the Bank had no federal funds purchased at September 30, 2001. In February and August, 1998 the Bank entered into long term convertible Federal Home Loan Bank advances with a ten year maturity and one year call option totaling $6.0 million. During the fourth quarter of 1999, these advances converted to variable rate advances, which reprice quarterly based on 90-day LIBOR. As part of the leverage program, during the third quarter of 2000 the Bank entered into three long-term convertible Federal Home Loan Bank advances. One advance of $25.0 million has a ten year maturity with a three year call option. The other two advances totaling $27.0 million have a five year maturity with a one year call option. After the three and one year call options, these advances may be converted by the Federal Home Loan Bank from a fixed to a variable rate. The Bank has the right to repay the advances on the date of conversion to a variable rate without penalty. The Bank has $3.2 million outstanding in repurchase agreements to further develop its relationship with customers. The Bank has approximately $63.6 million in brokered deposits at September 30, 2001 to help fund strong loan demand. The majority of these brokered deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank's core deposit base.

Approximately $33.0 million in loan commitments are expected to be funded within the next six months. Furthermore, the Bank has approximately $67.5 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded.

As discussed in Note E to the Consolidated Financial Statements included herein, in August 2000, the Company completed the sale of $16.0 million of Trust Preferred Securities. The Company received net proceeds of $15.2 million which it used to repay approximately $5.0 million of indebtedness on its line of credit, purchase investment securities as part of a leverage program to offset the interest expense associated with the Trust Preferred Securities and for general corporate purposes.

Management monitors the Company's asset and liability positions in order to maintain a balance between rate sensitive assets and rate sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company's liquidity is adequate at September 30, 2001. Other than as set forth above, there are no known trends, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities, which if they were to be implemented, would have a material adverse effect on the Company's liquidity, capital resources or results of operations.

Net cash flow provided by operating activities was $3.0 million for the first nine months of 2001. Loans originated for sale exceeded the sale of loans by $1.3 million for the nine months ended September 30, 2001. The majority of this increase in cash flow is due to the increase of loan originations as compared to the sale of loans in the mortgage banking segment during the nine months ended September 30, 2001. The increase in cash flow is also due to an increase in other liabilities of $2.7 million in the first nine months of 2001. The increase in cash flow is also attributable to a decrease of $279,000 in accrued interest receivable for the nine months ended September 30, 2001. The increase in cash flow was partially offset by an increase in other assets of $2.7 million and a decrease in accrued interest payable of $969,000 for the nine months ended September 30, 2001.

Net cash used in investing activities was $74.8 million for the nine months ended September 30, 2001, which was largely due to the banking segment. The increase in the change in net loans was $70.1 million for the first nine months of 2001. The change in the net investment portfolio also increased $11.2 million for the nine months ended September 30, 2001. Federal funds sold decreased $7.5 million for the nine months ended September 30, 2001.

Net cash provided by financing activities was $68.7 million for the first nine months of 2001. The increase in cash flow is primarily due to an increase in deposits of $68.2 million in the first nine months of 2001 and an increase of $1.7 million in repurchase agreements offset partially by $1.2 million of dividends paid.

Equity capital exceeded regulatory requirements at September 30, 2001, at 6.7% of average assets. The Company and the Bank's minimum capital requirements and compliance with the same are shown in the following table.

                                 LEVERAGE CAPITAL                  TIER 1 CAPITAL                 TOTAL RISK-BASED CAPITAL
                               ---------------------            ---------------------            -------------------------
                               REGULATORY                       REGULATORY                       REGULATORY
                                MINIMUM      ACTUAL              MINIMUM       ACTUAL             MINIMUM           ACTUAL
                               ----------    ------             ----------     ------            ----------         ------
Company                          3.0%         6.7%                 4.0%         10.1%               8.0%             12.0%

Bank                             3.0%         7.0%                 4.0%         10.5%               8.0%             11.8%

RESULTS OF OPERATIONS

The Company had net income of $1.8 million in the third quarter and $4.6 million for the first nine months of 2001 compared to net income of $1.1 million and $3.5 million for the same periods in 2000. Net income for the third quarter and nine months ended September 30, 2001 increased $697,000, or 60.9%, and $1.1 million, or 31.7%, respectively.

Total interest income increased $1.5 million, or 13.0%, in the three months ended September 30, 2001 and $7.0 million, or 22.9%, for the nine months ended September 30, 2001 compared to the same periods in 2000. Total interest expense decreased $408,000, or 5.8%, for the three months ended September 30, 2001 and increased $3.8 million, or 21.5%, for the nine months ended September 30, 2001 compared to the same periods in 2000. The increase in total interest income is primarily attributable to the increase in average earning assets of $159.0 million, or 35.7%, for the first nine months of 2001 compared to 2000 offset partially by a significant decrease in interest rates. The increase in total interest income is primarily due to the banking segment. The increase in total interest expense is primarily due to an increase in average interest-bearing liabilities of $147.9 million, or 35.6%, at September 30, 2001 as compared to the same period in 2000. The banking segment continues to experience strong deposit rate competition. The Company had a net interest margin of 3.86% for the third quarter of 2001 compared to 3.42% for the same period in 2000. The net interest margin for the nine months ended September 30, 2001 was 3.54% compared to 3.85% in 2000. The decrease in net interest margin is due to the leverage program related to the Trust Preferred Securities Offering in the third quarter of 2000 and significant decreases in short-term interest rates. As short-term interest rates decrease, a significant portion of the Bank's loan portfolio reprices immediately. The Bank currently has a relatively short-term certificate of deposit portfolio which has supported the net interest margin in the declining rate environment.

The provision for loan losses was $360,000 and $190,000 for the three months ended September 30, 2001 and 2000, respectively. The provision for loan losses was $950,000 for the nine months ended September 30, 2001 as compared to $520,000 for the same period in 2000. While the Bank's asset quality remains good, increases in the provisions for loan losses continue to be needed as a result of growth in the Bank's loan portfolio. Net charge-offs were $75,000, or.01%, of average loans outstanding at September 30, 2001 compared to net charge-offs of $139,000, or .05%, of average loans outstanding at September 30, 2000.

Total other income of $1.8 million in the third quarter of 2001 increased $541,000, or 42.1%, from $1.3 million for the same period in 2000. The increase was largely attributable to an increase of $320,000, or 87.4%, in loan origination fees related to the mortgage banking segment, an increase of $81,000, or 15.6%, in service charges on deposit accounts and an increase of $232,000, or 473%, in the gain on the sale of investment securities in the banking segment. Total other income of $5.9 million for the nine months ended September 30, 2001 increased $2.6 million, or 78.4%, from $3.3 million for the nine months ended September 30, 2000. The increase is primarily attributable to an increase of $1.3 million, or 139%, in loan origination fees related to the mortgage banking segment, an increase of $358,000, or 24.8%, in service charges on deposit accounts and an increase of $1.0 million, or 1519%, in the gain on the sale of investment securities in the banking segment. Mortgage servicing rights income contributed $554,000 and $164,000 for the nine months ended September 30, 2001 and 2000, respectively, to the total income for the mortgage banking segment. Other service charges and fees increased $90,000, or 18.3%, during the first nine months of 2001 compared to the first nine months of 2000, primarily due to the receipt of $159,000 in call option fees related to covered calls written on Treasury Notes. Income from the Bank's securities subsidiary decreased $142,000, or 34.9%, to $265,000 during the nine months ended September 30, 2001 compared to $407,000 during the same period in 2000. The decrease is due to less transaction volume because of uncertainty in overall economic conditions. Gain on sale of investment securities increased $1.0 million for the nine months ended September 30, 2001 compared to the same period in 2000 due to sales in the Bank's investment portfolio.

Total other expenses increased $1.0 million, or 28.4%, during the third quarter of 2001 as compared to the same period in 2000. Total other expenses increased $3.4 million, or 32.4%, for the nine months ended September 30, 2001 as compared to the same period in 2000. Salaries and employee benefits increased $1.8 million, or 31.6%, primarily due to the hiring of additional personnel for the four new branch locations in the banking segment and the hiring of internal audit and loan review staff by the Company. Salaries and employee benefits expense for the mortgage banking segment was $1.1 million for the nine months ended September 30, 2001 compared to $861,000 for the same period in 2000. The increase is attributable to a increase in commission expense from $120,000 in 2000 to $431,000 in 2001 due to the increase in mortgage loan originations. Occupancy expense increased $316,000, or 25.6%, for the nine months ended September 30, 2001 compared to the same period in 2000. The increase is attributable to the costs associated with the opening of the Cool Springs, Fieldstone Farms, Green Hills and downtown Nashville branch facilities and overall Bank growth. Mortgage banking expenses increased $399,000, or 103%, from the first nine months of 2000 to the first nine months of 2001 primarily due to an increase in mortgage correspondent pricing related to the increase in loan originations. Other expenses have increased as a result of the overall growth of the banking segment.

ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133, as amended, was effective for the Company on January 1, 2001. The Company had no covered call options or other derivative instruments outstanding on January 1, 2001 and September 30, 2001, therefore the effect of the adoption of SFAS No. 133 had no impact on the financial position of the Company.

In October 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125. SFAS No. 140 is effective for the Company for the quarter ended June 30, 2001. The adoption of SFAS No. 140 had no impact on the financial position of the Company.

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

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management has not assessed the impact of the adoption of SFAS No. 143 on the financial position of the Company.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after June 15, 2002. Management has not assessed the impact of the adoption of SFAS No. 144 on the financial position of the Company.

In July 2001, the Office of the Chief Accountant and the Division of Corporation Finance of the Securities and Exchange Commission (the "Commission") released Staff Accounting Bulletin No. 102, ("SAB 102"), Selected Loan Loss Allowance Methodology and Documentation Issues, which provides certain views of the staff on the development, documentation, and application of a systematic loan loss allowance methodology.

SAB 102 does not change any of the accounting profession's existing rules on accounting for loan loss provision or allowances. Rather, the SAB draws upon existing guidance, Commission rules and interpretations, generally accepted accounting principles, and generally accepted auditing standards, and explains certain views of the staff in applying existing guidance related to loan loss allowance methodologies and supporting documentation. SAB 102 is effective immediately. The Company does not expect SAB 102 to have a significant impact on its financial statements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-bearing liabilities subject to repricing over a specified period and the amount of change in individual interest rates. The liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable net interest income levels. An increasing interest rate environment negatively impacts earnings as the Company's rate sensitive liabilities generally reprice faster than its rate sensitive assets. Conversely, in a decreasing interest rate environment, earnings are positively impacted. This potential asset/liability mismatch in pricing is referred to as "gap" and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of
1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one-year time horizon between .7 and 1.3. At September 30, 2001, the Company had a gap ratio of .7 for the one-year period ending September 30, 2002. Thus, over the next twelve months, slightly more rate sensitive liabilities will reprice than rate sensitive assets.

A 200 basis point decrease in interest rates spread evenly during the next twelve months is estimated to cause an increase in net interest income of $642,000 as compared to net interest income if interest rates were unchanged during the next twelve months. In comparison, a 200 basis point increase in interest rates spread evenly during the next twelve months is estimated to cause a decrease in net interest income of $642,000 as compared to net interest income if rates were unchanged during the next twelve months. This level of variation is within the Company's acceptable limits. This simulation analysis assumed that savings and checking interest rates had a low correlation to changes in market rates of interest and that certain asset prepayments changed as refinancing incentives evolved. Further, in the event of a change in such magnitude in interest rates, the Company's asset and liability management committee would likely take actions to further mitigage its exposure to the change. However, given the uncertainty of specific conditions and corresponding actions which would be required, the analysis assumed no change in the Company's asset/liability composition.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 24, 2000, Jerrold S. Pressman filed a compliant in the U.S. District Court for the Middle District of Tennessee, against Franklin National Bank and Gordon E. Inman, Chairman of the Board of the Company and the Bank, alleging breach of contract, tortuous interference with contract, fraud and civil conspiracy in connection with the denial of a loan to a potential borrower involved in a real estate transaction. The Bank and Mr. Inman filed their answers in this matter on September 18, 2000 and a motion for Summary Judgment on October 10, 2000. The Court denied the Bank's motion for Summary Judgment on February 15, 2001. On July 27, 2001, the Bank and Mr. Inman filed their second motion for Summary Judgment. On October 5, 2001, the Court granted in part, and denied in part the Bank's motion for Summary Judgment. Mr. Pressman seeks compensatory damages in an amount not to exceed $12 million and punitive damages in an amount not to exceed $24 million from each defendant. The Bank and Mr. Inman deny all allegations and will vigorously defend the action. Management further believes that the claims alleged by Mr. Pressman are frivolous and without merit and the chances for recovery by Mr. Pressman are remote.

There are also other pending legal proceedings in which the Company and Bank are defendants. Management believes it has meritorious defenses against all such claims and intends to defend such actions vigorously. No provision has been made in the accompanying financial statements for the ultimate resolution of these matters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. No exhibits are filed with this report.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FRANKLIN FINANCIAL CORPORATION



Dated: November 14, 2001             By: /s/ Richard E. Herrington
       -----------------                 --------------------------------------
                                         Richard E. Herrington, President and
                                         Chief Executive Officer (principal
                                         executive officer)



Dated: November 14, 2001             By: /s/ Lisa L. Musgrove
       -----------------                 --------------------------------------
                                         Lisa L. Musgrove, Senior Vice President
                                         and Chief Financial Officer (principal
                                         financial officer)