Form 10-K405
period 2001-12-31
FRANKLIN FINANCIAL CORP /TN/
filed 2002-04-01
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2001

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

                      Common Stock, no par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (3,206,657 shares) on March 15, 2002 was approximately $64,165,207 on the closing price of the registrant's common stock as reported on the NASDAQ National Market on March 15, 2002. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock, as of March 15, 2002: 7,857,724 shares of no par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on May 21, 2002 are incorporated by reference to Items 10, 11, 12 and 13 of this Report.

                                     PART I

          SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                               REFORM ACT OF 1995

         Certain statements in this Annual Report on Form 10-K contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2002 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 1.  BUSINESS.

GENERAL

         Franklin Financial Corporation (the "Company") is a registered financial holding company under the Gramm-Leach-Bliley Financial Services Modernization Act, and owns 100% of the outstanding capital stock of Franklin National Bank, a national banking association headquartered in Franklin, Tennessee (the "Bank"). The Company was incorporated under the laws of the State of Tennessee on December 27, 1988, as a mechanism to enhance the Bank's ability to serve its future customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through the acquisition of other financial institutions and the provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

         Franklin National Bank. The Bank commenced business operations on December 1, 1989 in a permanent facility located at 230 Public Square, Franklin, Tennessee 37064. The approximately 12,000 square foot facility is being leased from Gordon E. Inman, the Chairman of the Board of the Company. The Bank has eight full service branches: one located in the Williamson Square Shopping Center, which opened in April 1994; one located in Spring Hill, Tennessee, which opened in January 1995; one located in Brentwood, Tennessee, which opened in April 1995; one located in Fairview, Tennessee, which opened in May 1997; one located in the Cool Springs area of Franklin, which opened in May 2000; one located in the Fieldstone Farms area of Franklin, which opened in June 2000; one in Green Hills, Tennessee, which opened in January 2001; and one in downtown Nashville, Tennessee, which opened in February 2001. The Bank also leases 9,000, 4,000 and 3,000 square foot facilities from Mr. Inman, which house its mortgage banking subsidiary, financial services subsidiary and insurance subsidiary sales functions.

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

         Insurance Agency. In August 1996, the Bank opened an insurance subsidiary, Franklin Financial Insurance. The insurance subsidiary sells property, business and life insurance and provides products and services to both bank and nonbank customers. A large portion of its' sales are generated by referrals from bank employees. Bank employees are trained to recognize cross-selling opportunities for insurance products. Management of the agency has 23 years of combined experience in the insurance industry. The insurance subsidiary has four full-time and one part-time sales agents.

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

         Mortgage Company. Franklin Financial Mortgage opened in December 1997 to originate and service mortgage loans. Since the Bank's inception, we have focused on real estate lending. The mortgage subsidiary intends to capitalize on this lending expertise. The mortgage subsidiary primarily originates conforming residential mortgages that are then sold to certain other mortgage companies and government entities such as Freddie Mac on a service-retained basis. The mortgage subsidiary has offices in Williamson and Hamilton Counties in Tennessee. There are approximately 34 employees of the mortgage subsidiary.

MARKET AREA AND COMPETITION

         The primary service area for the Bank encompasses Williamson, Maury and Davidson Counties in Tennessee. There are 62 banking offices within the primary service area of the Bank. Most of these offices are affiliated with major bank holding companies.

         The Bank competes with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities, which have recently been invading the traditional banking markets. Due to the rapid growth of the Bank's market area, it is anticipated that additional competition will continue from new entrants to the market.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

         The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2001, 2000 and 1999. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities.

                           AVERAGE CONSOLIDATED ASSETS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------------------
                                                                               2001              2000               1999
                                                                             ----------        ----------        ----------
                                                                                             (In thousands)
Cash and due from banks .............................................        $   14,180        $   11,583        $   10,550
                                                                             ----------        ----------        ----------
Securities ..........................................................           240,560           173,327            90,366

Federal funds sold and reverse repurchases ..........................             6,695             3,679             3,805

Gross loans .........................................................           377,714           296,251           256,206
                                                                             ----------        ----------        ----------
         Total earning assets .......................................           624,969           473,257           350,377
                                                                             ----------        ----------        ----------
Other assets ........................................................            15,371            19,124            12,974
                                                                             ----------        ----------        ----------
         Total assets ...............................................        $  654,519        $  503,964        $  373,901
                                                                             ==========        ==========        ==========

            AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------------------
                                                                               2001              2000               1999
                                                                             ----------        ----------        ----------
                                                                                             (In thousands)
Non interest-bearing deposits .......................................        $   40,558        $   34,053        $   32,116

NOW deposits, including MMDA ........................................           146,412           109,897            82,091

Savings deposits ....................................................            14,500            12,500            11,520

Time deposits .......................................................           335,137           271,161           208,113

Repurchase agreements ...............................................             1,733             1,629             2,594

Other borrowings ....................................................            78,409            47,532            13,829

Other liabilities ...................................................             4,167             3,004               388
                                                                             ----------        ----------        ----------
         Total liabilities ..........................................           620,916           479,776           350,651
                                                                             ----------        ----------        ----------
Stockholders' equity ................................................            33,603            24,188            23,250
                                                                             ----------        ----------        ----------
         Total liabilities and stockholders' equity .................        $  654,619        $  503,964        $  373,901
                                                                             ==========        ==========        ==========

INTEREST RATES AND INTEREST DIFFERENTIAL

         The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                                                                       YEAR ENDED DECEMBER 31, 2001

                      ASSETS                               AVERAGE             INTEREST          AVERAGE       NET
                      ------                               AMOUNT               EARNED            YIELD       YIELD
                                                          ----------           ---------         -------      -----
                                                                           (Dollars in thousands)
Securities .......................................        $  240,560           $  15,791(3)       6.56%

Federal funds sold and reverse repurchases .......             6,695                 286          4.27

Gross loans ......................................           377,714(1)           34,068(2)       9.02
                                                          ----------           ---------
         Total earning assets ....................        $  624,969           $  50,145          8.02%        3.69 %
                                                          ==========           =========

                    LIABILITIES                            AVERAGE          INTEREST          AVERAGE
                    -----------                             AMOUNT            PAID           RATE PAID
                                                          ----------        ---------        ---------
                                                                     (Dollars in thousands)
NOW deposits, including MMDA .....................        $  146,412        $   4,437           3.03%

Savings deposits .................................            14,500              271           1.87

Time deposits ....................................           335,137           17,275           5.15

Other borrowings .................................            80,142            5,123           6.39
                                                          ----------        ---------
            Total interest-bearing liabilities ...        $  576,191        $  27,106           4.70%
                                                          ==========        =========


(1)      Includes non-accrual loans of $682.
(2) Interest earned on net loans includes $2,471 in loan fees and loan service fees.
(3)      Includes interest earned on tax-exempt securities of $713.


                                                                       YEAR ENDED DECEMBER 31, 2000

                      ASSETS                                AVERAGE            INTEREST          AVERAGE        NET
                      ------                                AMOUNT              EARNED            YIELD        YIELD
                                                          ----------           ---------         -------       -----
                                                                             (Dollars in thousands)
Securities .......................................        $  173,327           $  11,811(3)       6.81%

Federal funds sold and reverse repurchases .......             3,679                 246          6.69

Gross loans ......................................           296,251(1)           31,167(2)      10.52
                                                          ----------           ---------
         Total earning assets ....................        $  473,257           $  43,224          9.13%          3.65%
                                                          ==========           =========

                    LIABILITIES                       AVERAGE          INTEREST         AVERAGE
                    -----------                        AMOUNT            PAID           RATE PAID
                                                     ----------        ---------        ---------
                                                               (Dollars in thousands)
NOW deposits, including MMDA ................        $  109,897        $   5,157        4.69%

Savings deposits ............................            12,500              324        2.59

Other time deposits .........................           271,161           16,927        6.24

Other borrowings ............................            49,161            3,519        7.16
                                                     ----------        ---------
           Total interest-bearing liabilities        $  442,719        $  25,927        5.86%
                                                     ==========        =========

(1)      Includes non-accrual loans of $0.
(2) Interest earned on net loans includes $2,399 in loan fees and loan service fees.
(3)      Includes interest earned on tax-exempt securities of $1,043.


                                                                         YEAR ENDED DECEMBER 31, 1999

                      ASSETS                               AVERAGE             INTEREST          AVERAGE        NET
                      ------                                AMOUNT              EARNED            YIELD        YIELD
                                                          ----------           ---------         -------       -----
                                                                                (Dollars in thousands)
Securities .......................................        $   90,366               5,311(3)        5.88%

Federal funds sold and reverse repurchases .......             3,805                 195           5.12

Gross loans ......................................           256,206(1)           25,185(2)        9.83
                                                          ----------           ---------
         Total earning assets ....................        $  350,377           $  30,691           8.76%        4.43%
                                                          ==========           =========


                    LIABILITIES                             AVERAGE         INTEREST       AVERAGE
                    -----------                             AMOUNT            PAID        RATE PAID
                                                          ----------        ---------     ---------
                                                                    (Dollars in thousands)
NOW deposits, including MMDA .....................        $   82,091        $   2,925        3.56%

Savings deposits .................................            11,520              298        2.59
Other time deposits ..............................           208,113           11,100        5.33

Other borrowings .................................            16,423              861        5.24
                                                          ----------        ---------
            Total interest-bearing liabilities ...        $  318,147        $  15,184        4.77%
                                                          ==========        =========

(1)      Includes non-accrual loans of $ 0.
(2) Interest earned on net loans includes $2,321 in loan fees and loan service fees.
(3)      Includes interest earned on tax-exempt securities of $698.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

         The effect on interest income, interest expense and net interest income in the periods indicated, of changes in average balance and rate from the corresponding prior period is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. The effect of a change in rate has been determined by applying the average balance in the earlier period to the change in average rate in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances have been determined by applying the change in average balance to the change in average rate in the later period, as compared with the earlier period. The changes attributable to the combined impact of balance and rate have all been allocated to the changes due to volume.


                          YEAR ENDED DECEMBER 31, 2001
                                  COMPARED WITH
                          YEAR ENDED DECEMBER 31, 2000
                           INCREASE (DECREASE) DUE TO:

                                                 VOLUME             RATE              TOTAL
                                                ---------        ---------         ---------
                                                               (In thousands)
Interest earned on:
Securities .............................        $   4,413        $    (433)        $   3,980

Federal funds sold .....................              129              (89)               40

Net loans ..............................            7,101           (4,200)            2,901
                                                ---------        ---------         ---------
Total earning assets ...................           11,643           (4,722)            6,921
                                                ---------        ---------         ---------
Interest paid on:

NOW deposits, including MMDA ...........            1,107           (1,828)             (721)

Savings deposits .......................               38              (90)              (52)

Time deposits ..........................            3,297           (2,949)              348

Other borrowings .......................            1,979             (375)            1,604
                                                ---------        ---------         ---------
Total interest expense .................            6,421           (5,242)            1,179
                                                ---------        ---------         ---------
Change in net
    interest income ....................        $   5,222        $     520         $   5,742
                                                =========        =========         =========

                          YEAR ENDED DECEMBER 31, 2000
                                  COMPARED WITH
                          YEAR ENDED DECEMBER 31, 1999
                           INCREASE (DECREASE) DUE TO:

                                                  VOLUME           RATE              TOTAL
                                                ---------        ---------         ---------
                                                              (In thousands)
Interest earned on:

Securities .............................        $   5,653         $     847         $   6,500

Federal funds sold .....................               (8)               59                51

Net loans ..............................            4,213             1,769             5,982
                                                ---------         ---------         ---------
Total earning assets ...................            9,858             2,675            12,533
                                                ---------         ---------         ---------
Interest paid on:

NOW deposits ...........................            1,305               926             2,231

Savings deposits .......................               26                 1                27

Time deposits ..........................            3,936             1,892             5,828

Other borrowings .......................            2,343               314             2,657
                                                ---------         ---------         ---------
Total interest expense .................            7,610             3,133            10,743
                                                ---------         ---------         ---------
Change in net
    interest income ....................        $   2,248         $    (458)        $   1,790
                                                =========         =========         =========


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

         The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                   YEAR ENDED
                                DECEMBER 31, 2001
                                -----------------

                  DEPOSIT CATEGORY             AVERAGE AMOUNT           AVERAGE RATE PAID
                  ----------------             --------------           -----------------
                                                        (Dollars in thousands)
Non interest-bearing ...................        $   40,558               Not Applicable
     demand deposits

NOW deposits, including MMDA ...........        $  146,412                    3.03%

Savings deposits .......................        $   14,500                    1.87%

Time deposits ..........................        $  335,137                    5.15%



                                   YEAR ENDED
                                DECEMBER 31, 2000
                                -----------------

           DEPOSIT CATEGORY                    AVERAGE AMOUNT           AVERAGE RATE PAID
           ----------------                    --------------           -----------------
                                                         (Dollars in thousands)
Non interest-bearing
     demand deposits ...................        $   34,053              Not Applicable

NOW deposits ...........................        $  109,897                  4.69%

Savings deposits .......................        $   12,500                  2.59%

Time deposits ..........................        $  271,161                  6.24%

                                   YEAR ENDED
                                DECEMBER 31, 1999
                                -----------------

           DEPOSIT CATEGORY                     AVERAGE AMOUNT        AVERAGE RATE PAID
           ----------------                     --------------        -----------------
                                                        (Dollars in thousands)
Non interest-bearing
     demand deposits ...................        $   32,116             Not Applicable

NOW deposits ...........................        $   82,091                  3.56%

Savings deposits .......................        $   11,520                  2.59%

Time deposits ..........................        $  208,113                  5.33%


         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2001:

                                      TIME
                                  CERTIFICATES
                                   OF DEPOSIT
                                 (In thousands)

               3 months or less............... $173,955
               3-6 months.....................   46,162
               6-12 months....................   27,555
               Over 12 months.................    9,754
                                               --------
                    Total....................  $257,426
                                               ========

LOAN PORTFOLIO

         The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans.

         Commercial lending is directed principally towards businesses whose demands or funds fall within the Bank's legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Bank's real estate loans consist of residential and commercial first and second mortgage loans, as well as real estate construction loans and real estate acquisition and development loans.

         The Bank's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including education and automobile loans to individuals and pre-approved lines of credit.

         At December 31, 2001, loans within four broad categories exceeded 10% of total loans: single family residential real estate loans ($93,647,000 or 21% of total loans), commercial real estate loans ($117,628,000 or 27% of total loans), commercial and industrial loans ($63,796,000 or 14% of total loans) and residential construction loans ($69,264,000 or 16% of total loans). Management believes that there is material borrower diversification within the single family residential real estate, commercial and commercial real estate loan categories. The vast majority of these loans are secured by properties located in the primary services area of the Bank (Williamson County and surrounding counties).

         The following table presents various categories of loans and loans held for sale contained in the Bank's loan portfolio for the periods indicated and the total amount of all loans for such period:

                                                                              DECEMBER 31,
                                      -------------------------------------------------------------------------------------------
    TYPE OF LOAN                         2001                 2000               1999                 1998                1997
    ------------                      -----------         -----------         -----------         -----------         -----------
Domestic:                                                                   (In thousands)
Commercial, financial
   and agricultural ..........        $   109,470         $    93,618         $    82,288         $    60,418         $    44,824

Real estate-construction .....             71,210              58,518              38,982              29,335              33,708

Real estate-mortgage .........            241,795             159,439             130,483             132,327             100,989

Consumer loans ...............             20,878              20,703              19,670              18,006              15,001
                                      -----------         -----------         -----------         -----------         -----------

   Total loans ...............            443,353             332,278             271,423             240,086             194,522

Less: deferred loan fees .....               (764)               (549)               (512)               (516)               (440)

   Allowance for possible
       loan losses ...........             (4,269)             (3,025)             (2,480)             (2,194)             (1,828)
                                      -----------         -----------         -----------         -----------         -----------
Total (net of allowance) .....        $   438,320         $   328,704         $   268,431         $   237,376         $   192,254
                                      ===========         ===========         ===========         ===========         ===========

         The following is a presentation of an analysis of maturities of loans as of December 31, 2001:

                                        DUE IN 1        DUE AFTER 1 TO    DUE AFTER
TYPE OF LOAN                          YEAR OR LESS         5 YEARS         5 YEARS           TOTAL
------------                          ------------      --------------    ---------        ----------
                                                              (In thousands)
Commercial, financial
   and agricultural ..........        $   76,307        $   32,222        $     940        $  109,470

Real estate-construction .....            64,996             4,699            1,515            71,210

Real estate-mortgage .........           100,292           114,736           26,768           241,795

Consumer loans ...............            11,638             9,217               22            20,878
                                      ----------        ----------        ---------        ----------
Total ........................        $  253,233        $  160,874        $  29,245        $  443,353
                                      ==========        ==========        =========        ==========

         The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2001 (dollars in thousands):

Loans due after 1 year with
         Predetermined interest rates .....        $  164,552

Loans due after 1 year with
         Floating interest rates ..........        $   25,567

         The following table presents information regarding non-accrual, past due and restructured loans at the dates indicated (dollars in thousands):

                                                                               DECEMBER 31,
                                                        -------------------------------------------------------------
                                                         2001           2000         1999         1998          1997
                                                        -------        -------      -------      ------        ------
Loans accounted for on a non-accrual basis:

         Number ................................               3             0           0           0           0

         Amount ................................        $  1,023       $    --      $   --       $  --         $--

Accruing loans which are
contractually past due 90
days or more as to principal
and interest payments:

         Number ................................               7            26           4           4           0

         Amount ................................        $    245      $  1,986      $  769      $  195         $--

Loans defined as "troubled debt restructurings":

         Number ................................               1             0           0           0           0

         Amount ................................        $    160      $     --      $   --      $   --         $--


         As of December 31, 2001, there were no loans classified by the regulators as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

         Additional interest income of approximately $14,000 would have been recorded in the year ended December 31, 2001 if all loans accounted for on a non-accrual basis had been current in accordance with their original terms.

No interest income was recognized for the year ended December 31, 2001, on loans that have been accounted for on a non-accrual basis.

         As of December 31, 2001, management has identified other possible credit problems as follows (in thousands):

          Special mention..................        $   2,893
          Substandard .....................            9,860
          Doubtful ........................              905
          Loss ............................               --
                                                   ---------
          Total ...........................        $  13,658
                                                   =========

         These loans are performing loans but are classified due to payment history, decline in the borrower's financial position or decline in collateral value. Loans categorized as "special mention" are currently protected but are potentially weak. These loans constitute an undue and unwarranted credit risk but not to the point of justifying a classification of substandard. Loans classified as "substandard" are inadequately protected by the current net worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weakness that jeopardizes the liquidation of the debt. Loans classified as "doubtful" have all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as "loss" are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. Management has provided specific allocations of the allowance for possible loan losses of $733,000 relating to such loans. There are no other loans which are not disclosed above, but where known information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms.

SUMMARY OF LOAN LOSS EXPERIENCE

         An analysis of the Bank's loss experience is furnished in the following table for the year indicated, as well as a breakdown of the allowance for possible loan losses:


                                                                            YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------------------------------------
                                                  2001              2000              1999             1998              1997
                                                --------          --------          --------         --------          --------
                                                                          (Dollars in thousands)
Balance at beginning
of year ................................        $  3,025          $  2,480          $  2,194         $  1,828          $  1,472

Charge-offs:

Commercial, financial &
   Agricultural ........................             274                31                25              112                36

Consumer loans .........................              86               157                66               47                40

Real estate-mortgage ...................              --                --                --               --                --
                                                --------          --------          --------         --------          --------
   Total charge-offs ...................             360               188                91              159                76
                                                --------          --------          --------         --------          --------
Recoveries:

Commercial, financial &
   Agricultural ........................               2                19                 9                2                 1

Consumer loans .........................              27                27                18                8                11
                                                --------          --------          --------         --------          --------
   Total recoveries ....................              29                46                27               10                12
                                                --------          --------          --------         --------          --------

Net charge-offs ........................            (331)             (142)              (64)            (149)              (64)
                                                --------          --------          --------         --------          --------
Additions charged to operations ........           1,575               687               350              515               420
                                                --------          --------          --------         --------          --------
Balance at end of year .................        $  4,269          $  3,025          $  2,480         $  2,194          $  1,828
                                                --------          --------          --------         --------          --------
Ratio of net charge-offs during the
   period to average loans outstanding
   during the year .....................             .09%              .05%            .02 %              .07%              .04%
                                                ========          ========          ========         ========          ========

         The allocation of the allowance for loan losses by loan category at December 31 for each of the years indicated is presented below, along with percentage of loans in each category to total loans:


                                  2001              2000                 1999                 1998               1997
                         -------------------  -----------------    ----------------    -----------------   -----------------
                         AMOUNT      PERCENT  AMOUNT    PERCENT    AMOUNT   PERCENT    AMOUNT    PERCENT   AMOUNT    PERCENT
                         ------      -------  ------    -------    ------   -------    ------    -------   ------    -------
                                                             (Dollars in Thousands)
Commercial, financial    $ 1,485      24.7%    $  999     28.2%    $  882     30.3%    $  686     25.2%    $  489     23.1%
   and agricultural

Real estate - .......        560      16.1        612     17.6        449     14.4        352     12.2        377     17.3
   construction

Real estate-mortgage       1,908      54.5      1,107     48.0        886     48.1        840     55.1        813     51.9

Consumer loans ......        325       4.7        280      6.2        255      7.2        211      7.5        109      7.7

Unallocated .........         (9)      N/A         27      N/A          8      N/A        105      N/A         40      N/A
                         -------     -------   ------    -------   ------    ------    ------    ------    ------    ------

Total ...............    $ 4,269     100.0 %   $3,025    100.0 %   $2,480    100.0%    $2,194    100.0%    $1,828    100.0%
                         =======     =====     ======    =====     ======    =====     ======    =====     ======    =====


LOAN LOSS RESERVE

         In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 2001, 25% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, approximately 89% of these commercial loans at December 31, 2001 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces the risk of loss inherently present in commercial loans.

         The Company's consumer loan portfolio is also well secured. The majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than other categories of loans.

         As of December 31, 2001, real estate mortgage loans constituted 55% of outstanding loans. Approximately $93,647,000, or 39%, of this category represents first mortgage residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. While the national real estate market has declined due to current economic factors, the Company's market area has seen a softening in real estate, but not as significant a decline as on the national level. The Company does not anticipate losses in relation to the decline in the real estate market. The remaining portion of this category consists primarily of commercial real estate loans. Risk of loss for these loans is generally higher than residential loans. Therefore, management has allocated a significant portion of the allowance for loan losses to this category.

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

INVESTMENTS

         As of December 31, 2001, investment securities, including mortgage-backed securities, comprised approximately 34% of the Bank's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. The majority of the mortgage-backed securities are instruments of U.S. Government agencies. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank. Since the Bank has been in a taxable position for the past several years and expects to be in a taxable position in the future, more tax exempt securities have been purchased.

         The following tables present, for the periods indicated, the carrying amount of the Bank's investment securities, including mortgage-backed securities, separated by those available-for-sale and those held-to-maturity. The Bank does not currently maintain a trading portfolio.


                                                                    December 31,
                                                     --------------------------------------------
INVESTMENT                                             2001              2000              1999
                                                     --------          --------          --------
CATEGORY
        Available-for-sale:
        Obligations of U.S. Treasury and ..          $ 30,696          $ 43,622          $ 43,488
           other U.S. Agencies
        Obligations of States and Political
           Subdivisions ...................            16,577            23,766            14,149
        Mortgage-backed securities ........           176,340           144,758            69,526
           Other securities ...............            12,691             8,884               187
                                                     --------          --------          --------

                 Total ....................          $236,304          $221,030          $127,350
                                                     ========          ========          ========


                                                                   December 31,
                                                     ---------------------------------------
INVESTMENT                                             2001            2000            1999
                                                     -------          ------          ------
CATEGORY
        Held-to-maturity:
        Obligations of U.S. Treasury and ..          $ 7,095          $   --          $   --
           other U.S. Agencies
        Obligations of States and Political
           Subdivisions ...................            2,800           2,733           2,809
        Mortgage-backed securities ........              282             328             380
           Other securities ...............               --              --              --
                                                     -------          ------          ------
                 Total ....................          $10,177          $3,061          $3,189
                                                     =======          ======          ======

         The following tables indicate for the year ended December 31, 2001, the amount of investments due in (i) one year or less, (ii) one to five years,
(iii) five to ten years, and (iv) over ten years:


                                                                              WEIGHTED AVERAGE
INVESTMENT                                                       AMOUNT           YIELD (1)
                                                                --------      ----------------
CATEGORY
                                                                  (Dollars in thousands)
Available-for-sale:
           Obligations of U.S. Treasury and
                other U.S. Agencies:
Less than 1 Yr .....................................            $    154            6.15%
Over 1 through 5 Yrs ...............................               3,042            3.52
Over 5 through 10 Yrs ..............................               3,567            4.16
Over 10 Yrs ........................................              23,933            7.43

Obligations of States and Political Subdivisions:
Less than 1 Yr .....................................            $     36            7.25%
Over 1 through 5 Yrs ...............................                 100            6.62
Over 5 through 10 Yrs ..............................                 921            6.70

Over 10 Yrs ........................................              15,520            7.18

Other Securities:
Less than 1 Yr .....................................                  --              --
Over 1 through 5 Yrs ...............................               2,511            8.76

Over 5 through 10 Yrs ..............................               2,354            7.86
Over 10 Yrs ........................................               7,826            7.38
Mortgage-backed securities .........................             176,340            6.71
                                                                --------            ----
   Total available-for-sale ........................            $236,304            6.79%
                                                                ========            ====

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

                                                                              WEIGHTED AVERAGE
INVESTMENT                                                    AMOUNT             YIELD (1)
                                                             -------          ----------------
CATEGORY
                                                                 (Dollars in thousands)
Held-to-maturity:
           Obligations of U.S. Treasury and
                other U.S. Agencies:
Over 10 Yrs .....................................            $ 7,190               7.16%

Obligations of States and Political Subdivisions:
Less than I Yr ..................................                200               8.77
Over 1 through 5 Yrs ............................              1,219               7.65
Over 5 through 10 Yrs ...........................              1,267               7.52
Over 10 Yrs .....................................                 40               8.03

Mortgage-backed securities ......................                270               7.93
                                                             -------               ----

   Total held-to-maturity .......................            $10,186               7.32%
                                                             =======               ====


(1) The Company has invested in tax exempt obligations. Yields on tax exempt obligations have been computed on a tax equivalent basis. Income from tax exempt obligations is exempt from federal income tax only, therefore only the federal statutory rate of 34% has been used to compute the tax equivalent yield.

SELECTED FINANCIAL RATIOS

         Selected financial ratios for the periods indicated are as follows:


                                                    Years Ended December 31,
                                            -----------------------------------------
                                            2001               2000             1999
                                            -----             -----             -----

Return on average assets ....                1.06%              .94%             1.20%
Return on average equity ....               20.55%            19.59%            19.23%
Average equity to average ...                5.13%             4.80%             6.22%
     assets ratio
Dividend payout ratio .......               25.60%            35.53%            31.48%

ASSET/LIABILITY MANAGEMENT

         It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain of the officers of the Bank are responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in commercial, consumer and real estate loans.

         The Bank's asset/liability mix is monitored on a daily basis with a quarterly report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

         During the third quarter of 2000, the Company purchased approximately $82.0 million of investment securities in a leverage program to gain immediate income benefits and offset interest expense of the Trust Preferred Securities offering which was completed in August 2000. This leverage program was funded through proceeds from the Trust Preferred Securities, $52.0 million of Federal Home Loan Bank advances and brokered certificates of deposit. The objectives of the leverage program are to realize 120 basis point spread between investment yields and borrowings, to utilize cash flow from the investments purchased to help fund future loan demand and to limit rate shock exposure in the up 100 rate scenario. See "MD&A".

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

FACILITIES

         The Bank subleases a two-story commercial facility (approximately 12,000 square feet) located in Franklin, Tennessee from the Company, which houses the Bank's main office. The facility includes a main banking floor with 6 teller stations and 9 offices, and has an ATM and 2 drive-in windows. The second floor of the facility consists of the marketing department, the call center, 4 executive offices and the compliance, loan review and internal audit offices. The Company leases these facilities from Gordon E. Inman, the Chairman of the Board of the Company.

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

EMPLOYEES

         The Company presently employs 233 persons on a full-time basis, including 81 officers. The Company will hire additional persons as needed, including additional tellers and financial service representatives.

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

SUPERVISION AND REGULATION

BANKING ACTIVITIES AND FINANCIAL HOLDING COMPANY REGULATION

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

         The Company is regulated by the Federal Reserve Board under the federal Bank Holding Company Act of 1956, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of any bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, the Company may be required to provide financial support to the Bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the Company or any other bank holding company may acquire a bank located in a state other than the state in which the company is located, subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies may consolidate their multistate bank operations into a single bank subsidiary and branch interstate through acquisitions.

         As a national bank, the Bank is subject to the supervision of the OCC and, to a limited extent, the FDIC and the Federal Reserve Board. The Bank is also subject to state banking and usury laws restricting the amount of interest which may be charged in making loans or other extensions of credit. In addition, the Bank, as a subsidiary of the Company, is subject to restrictions under federal law when dealing with the Company and its other affiliates. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

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

Gramm-Leach-Bliley

         The Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act of 1999 ("GLBA"), enacted in 1999, enables bank holding companies to acquire insurance companies and securities firms and effectively repeals depression-era laws that prohibited the affiliation of banks and these other financial services entities under a single holding company. Bank holding companies, and other types of financial services entities, may elect to become financial holding companies under the new law allowing them to offer virtually any type of financial service, or services incident to financial services, including banking, securities underwriting, merchant banking and insurance (both underwriting and agency services). The Company has elected financial holding company status. The new financial services authorized by the GLBA also may be engaged in by a "financial subsidiary" of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted under the financial holding company.

         The GLBA establishes a system of functional regulation, under which the Federal Reserve Board regulates the banking activities of financial holding companies and other federal banking regulators regulate banks' financial subsidiaries. The SEC regulates securities activities of financial holding companies and state insurance regulators regulate their insurance activities. The GLBA also provides new protections against the transfer and use by financial institutions of consumers' non-public, personal information.

         The implementation of the GLBA increases competition in the financial services sector by allowing many different entities, including banks and bank holding companies, to affiliate and/or to merge with other financial services entities and cross-sell their financial products in order to better serve their current and prospective customers.

Capital Adequacy Requirements

         Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the OCC. The Federal Reserve Board and the OCC have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in the risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, on a consolidated basis, with the banks owned by the holding company, as well as to state member banks. The OCC's risk capital guidelines apply directly to any national bank regardless of whether it is a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to at least 8.0% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the risk level of a particular asset, it is assigned to a risk category.

         For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one-to-four family residential mortgages, provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are then added together to determine total risk-weighted assets.

         The Federal Reserve Board and the OCC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions must maintain a ratio of at least 3.0% "Tier 1" capital to total weighted risk assets (net of goodwill, certain intangible assets, and certain deferred tax assets). Tier 1 capital includes common shareholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

         Both the risk-based capital guidelines and the leverage ratio are minimum requirements. They are applicable to all banking institutions unless the applicable regulating authority determines that different minimum capital ratios are appropriate for a particular institution based upon its circumstances. Institutions operating at or near these ratios are expected to have well-diversified risks, excellent control systems, high asset quality, high liquidity, good earnings, and in general must be considered strong banking organizations, (rated composite 1 under the CAMELS rating system of banks or the BOPEC rating system of bank holding companies). The OCC requires that all but the most highly-rated banks and all banks with high levels of risk or experiencing or anticipating significant growth maintain ratios of at least 4.0% Tier 1 capital to total assets. The Federal Reserve Board also requires bank holding companies without a BOPEC-1 rating to maintain a ratio of at least 4.0% Tier 1 capital to total assets; furthermore, banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the 3.0% and 4.0% minimum levels.

         The FDIC has also adopted a rule substantially similar to that issued by the Federal Reserve Board, that establishes a minimum leverage ratio of 3.0% and provides that FDIC-regulated banks with anything less than a CAMELS-1 rating must maintain a ratio of at least 4.0%. In addition, the FDIC rule specifies that a depository institution operating with less than the applicable minimum leverage capital requirement will be deemed to be operating in an unsafe and unsound manner unless the institution is in compliance with a plan, submitted to and approved by the FDIC, to increase the ratio to an appropriate level. Finally, the FDIC requires any insured depository institution with a leverage ratio of less than 2.0% to enter into and be in compliance with a written agreement between it and the FDIC (or the primary regulator, with the FDIC as a party to the agreement). Such an agreement should contemplate immediate efforts to acquire the capital required to increase the ratio to an appropriate level. Institutions that fail to enter into or maintain compliance with such an agreement will be subject to enforcement action by the FDIC.

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

         The OCC, the Federal Reserve Board and the FDIC have added a provision to the risk-based capital guidelines that supplements and modifies the usual risk-based capital calculations to ensure that institutions with significant exposure to market risk maintain adequate capital to support that exposure. Market risk is the potential loss to an institution resulting from changes in market prices. The modifications are intended to address two types of market risk: general market risk, which includes changes in general interest rates, equity prices, exchange rates, or commodity prices, and specific market risk, which includes particular risks faced by the individual institution, such as event and default risks. The provision defines a new category of capital, Tier 3, which includes certain types of subordinated debt. The provision automatically applies only to those institutions whose trading activity, on a worldwide consolidated basis, equals either (i) 10% or more of total assets or
(ii) $1 billion or more, although the agencies may apply the provision's requirements to any institution for which application of the new standard is deemed necessary or appropriate for safe banking practices. For institutions to which the modifications apply, Tier 3 capital may not be included in the calculation rendering the 8.0% credit risk ratio; the sum of Tier 2 and Tier 3 capital may not exceed 100% of Tier 1 capital; and Tier 3 capital is used in both the numerator and denominator of the normal risk-based capital ratio calculation to account for the estimated maximum amount that the value of all positions in the institution's trading account, as well as all foreign exchange and commodity positions, could decline within certain parameters set forth in a model defined by the statute. Furthermore, covered institutions must "backtest," comparing the actual net trading profit or loss for each of its most recent 250 days against the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measure and must then apply a statutory multiplication factor based on that number for the next quarter's capital charge for market risk.

Prompt Corrective Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), provided a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One element of the FDICIA provides for the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. The FDICIA created five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

         As an institution's capital levels decline, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

         The OCC, the Federal Reserve Board and the FDIC have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by FDICIA. The following table reflects the capital thresholds:

                                                           Total Risk-Based     Tier 1 Risk-Based       Tier 1
                                                             Capital Ratio        Capital Ratio     Leverage Ratio
                                                             -------------        -------------     --------------
       Well capitalized(1)                                       >10%                 > 6%               > 5%
                                                                 -                    -                  -

       Adequately Capitalized(1)                                 > 8%                 > 4%               > 4%(2)
                                                                 -                    -                  -

       Undercapitalized(4)                                       < 8%                 < 4%               < 4%(3)

       Significantly Undercapitalized(4)                         < 6%                 < 3%               < 3%

       Critically Undercapitalized                                --                   --                < 2%(5)
                                                                                                         -


---------------------------
(1)      An institution must meet all three minimums.

(2) >3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

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

Reporting Requirements

         As a national bank, the Bank is subject to examination and review by the OCC. These examinations are typically completed on-site at least every eighteen months and the Bank is subject to off-site review upon request. The OCC, at will, can access quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

         As a financial holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

         The scope of regulation and permissible activities of the Company and the Bank are subject to change by future federal and state legislation. In addition, regulators sometimes require higher capital levels on a case-by-case basis based on such factors as the risk characteristics or management of a particular institution. The Company and the Bank are not aware of any attributes of their operating plan that would cause regulators to impose higher requirements.

ITEM 2.  PROPERTIES.

Main Office
         On January 5, 1989, the organizers of the Company entered into an agreement with Gordon E. Inman, the Chairman of the Board of the Company, to lease a two-story commercial building to house the Bank's office. Additional space in this building was leased by the Company from Mr. Inman in May 1991 and in June 1993. The two floors contain an aggregate of approximately 12,000 square feet. The building is situated on approximately one-tenth acre located at 230 Public Square, Franklin, Tennessee 37064. On May 1, 1997 the Company amended the original lease to include a 9,300 square foot building adjacent to the current facility. The building, Franklin Financial Center, is located at 216 East Main Street, Franklin, Tennessee 37064. On April 6, 1998 the Company again amended the original lease to include a 4,000 square foot building, which backs up to the original property. This building, which houses the Bank's mortgage operations and facilities department, is located at 110 3rd Avenue, Franklin, TN 37064. On January 5, 1989, the organizers of the Company also entered into a ground lease with Mr. Inman for the lease of approximately .05 acres located adjacent to the proposed bank office. The Company is using this parcel to accommodate the Banks drive-in teller and bank window facility. Both leases provide for a term of 20 years, with three five-year renewal options, with the lease terms commencing on May 15, 1989. The current monthly rental under these leases total $39,288. The Company is subleasing the permanent facility and the adjacent parcel to the Bank at a rate, which includes reimbursement to the Company for payment of rent, taxes, insurance, repairs and maintenance of the properties.

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

Green Hills Branch

         In July 2000, the Bank assumed a lease with an unrelated third party on a 5,000 square foot facility in the Green Hills area of Davidson County. The branch facility opened in January 2001. The monthly lease payments are $9,465.

Fourth and Union Branch

         In January 2001, the Bank leased from an unrelated third party a 6,900 square foot facility at the corner of Fourth Street and Union Street in downtown Nashville. The branch facility opened in February 2001 with monthly lease payments of $14,631.

Administrative Offices

         In December 1993, the Bank entered into a six and one-half year lease with Mr. Inman for office/warehouse space on Main Street in Franklin, Tennessee. This lease was amended in January 1996 to include an additional 3,000 square feet. The lease was amended in September 1998 to extend the term of the lease to fifteen and one-half years. In August 1999, the lease was further amended to include an additional 2,600 square feet. The lease, as amended, covers approximately 9,600 square feet and, provides for monthly payments to Mr. Inman of $10,019. The office space houses "back office" functions for the Bank, including data processing, check and document imaging, bookkeeping, and accounting.

         The Bank also leases a building from Mr. Inman, the Home Loan Center, which houses its mortgage origination functions. The lease provides for monthly payments to Mr. Inman of approximately $4,382.

         The Bank is leasing an office building from an unrelated third party in downtown Franklin which houses the Human Resources department and a training facility. The monthly lease payments are approximately $2,975.

ITEM 3.  LEGAL PROCEEDINGS.

         On August 24, 2000, Jerrold S. Pressman filed a complaint in the U.S. District Court for the Middle District of Tennessee, against Franklin National Bank and Gordon E. Inman, Chairman of the Board of the Company and the Bank, alleging breach of contract, tortious interference with contract, fraud, and civil conspiracy in connection with the denial of a loan to a potential borrower involved in a real estate transaction. The Bank and Mr. Inman filed their answers in this matter on September 18, 2000, and a motion for Summary Judgment on October 10, 2000. The Court denied the Bank's motion for Summary Judgment on February 15, 2001. On July 27, 2001, the Bank and Mr. Inman filed a second motion for Summary Judgment. The Court granted in part and denied in part the Bank and Mr. Inman's motion for Summary Judgment on October 5, 2001. The case was set for trial to begin on March 5, 2002; however, on February 22, 2002, the Court, on its own Motion, continued the trial until September 10, 2002. Mr. Pressman's amended complaint seeks compensatory damages in an amount not to exceed $20 million and punitive damages in an amount not to exceed $40 million from each defendant. The Bank and Mr. Inman deny all of the allegations and will vigorously defend the action. Management believes that the claims alleged by Mr. Pressman are frivolous and without merit, the Company has meritorious defenses against these actions, and the chances for recovery by Mr. Pressman are remote. Legal counsel believes each of the Company's defenses has factual and legal merit and each is supported by competent and admissable evidence.

         On September 1, 2000, Highland Capital, Inc. filed a complaint in the U.S. District Court for the Middle District of Tennessee, against Franklin National Bank alleging that the Bank required Highland Capital, Inc. to purchase stock in Franklin Financial Corporation, the Bank's holding parent holding company, in conjunction with Highland Capital, Inc.'s efforts to obtain a loan from the Bank in violation of 12 U.S.C. ss. 1972, which prohibits certain tying arrangements. Highland Capital, Inc. is seeking an unspecified amount of damages in an amount not to exceed $2 million, plus attorney's fees and costs. The bank filed an answer in the matter on September 19, 2000. On July 20, 2001, the Bank filed a motion for Summary Judgment. On November 19, 2001, the Magistrate Judge to whom the case has been assigned, issued a report regarding the Bank's motion for Summary Judgment recommending that the Motion be granted and the complaint be dismissed. On March 21, 2002, the Court granted the Bank's motion for Summary Judgment and dismissed Highland Capital, Inc.'s case with prejudice.

         Except as set forth above, there are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer, or affiliate or any principle security holder of the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company or the Bank.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                      No matter was submitted during the fourth quarter ended December 31, 2001 to a vote of security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Market Information and Dividends. The Company's common stock began trading on the NASDAQ National Market under the symbol "FNFN" in May 2001. From November 2000 until May 2001 the Company's common stock was traded on the Over-the-Counter Bulletin Board. Prior to this time, the Company's common stock was quoted in the "Pink Sheets," an inter-broker quotation medium and no organized trading market existed. The market for the Company's common stock must be characterized as a limited market due to its relatively low trading volume and analyst coverage. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. The Company has paid a quarterly cash dividend to its shareholders over the past two fiscal years as set forth in the table below.

                                                                                                   Dividends
                                                                High              Low                Paid
                                                            --------------    -------------      --------------
Fiscal year ended December 31, 2001
First Quarter..........................                        $11.75           $ 9.75             $  .05
Second Quarter.........................                        $11.39           $ 9.75             $  .05
Third Quarter..........................                        $15.37           $11.11             $  .05
Fourth Quarter.........................                        $16.00           $12.88             $  .05
Fiscal year ended December 31, 2000
First Quarter..........................                        $ N/A            $ N/A              $  .0525
Second Quarter.........................                        $ N/A            $ N/A              $  .0525
Third Quarter..........................                        $ N/A            $ N/A              $  .0525
Fourth Quarter.........................                        $14.00           $10.50             $  .0525


         Holders of Common Stock. As of March 15, 2002, the approximate number of holders of record of the Company's common stock was 858.


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

         Recent Sales of Unregistered Securities.

         There were no sales of unregistered securities during the fourth quarter of 2001.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                    At or for the Year Ended December 31,
                                                   -----------------------------------------------------------------
                                                      2001          2000           1999          1998          1997
                                                                    (Dollars in thousands)

Earnings

Interest income                                    $50,144       $43,224       $30,691        $26,438       $22,521

Interest expense                                    27,106        25,927        15,185         13,142        10,896

Net interest income                                 23,038        17,298        15,506         13,296        11,625

Provision for loan losses                            1,575           687           350            515           420

Other income                                         8,432         4,935         4,665          5,124         2,774

Other expense                                       19,062        14,457        13,006         10,251         7,841

Net income                                           6,907         4,739         4,470          4,886         3,888

Net income per share (basic)                       $   .88          $.61          $.58           $.69          $.56

Net income per share (diluted)                     $   .83          $.57          $.54           $.62          $.48


Average Balances



Assets                                            $654,519      $503,964      $373,901       $308,287      $251,333

Deposits                                           536,607       427,611       333,840        273,863       227,073

Loans, net                                         377,714       296,251       256,206        214,792       178,047

Earning assets                                     624,969       473,257       350,377        288,447       235,271

Shareholders' equity                                33,603        24,188        23,250         21,271        15,970



Balance Sheet Data



Assets                                            $735,851      $604,946      $430,400       $349,867      $274,433

Deposits                                           617,251       491,980       383,857        312,397       247,572

Loans, net                                         417,789       318,921       257,284        213,734       188,517

Earning assets                                     693,030       569,985       403,057        326,473       256,225

Long-term obligations                               74,681        74,708         6,722          6,744           750

Shareholders' equity                                35,410        30,730        22,859         23,589        17,790

Book value per share                                  4.51          3.94          2.94           3.08          2.56

Dividends per share                                  .2125         .2025           .17            .04            --



Diluted Shares outstanding (weighted)                8,352         8,357         8,322          7,889         8,153



Key Ratios



Return on average assets                             1.06%         0.94%         1.20%          1.59%         1.55%

Return on average shareholders'                     20.55%        19.59%        19.23%         22.97%        24.35%
equity

Shareholders' equity to total                        5.13%         5.08%         5.31%          6.74%         6.48%
assets

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         Details regarding the Company's financial performance are presented in the following discussion, which should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

GENERAL

         Franklin National Bank represents virtually all the assets of Franklin Financial Corporation. The Bank, headquartered in Franklin, Tennessee, was opened in December of 1989 and continues to experience substantial growth. The Bank has nine full service branches located throughout Williamson, Davidson and Maury Counties. In August 1996, the Bank opened an insurance subsidiary, Franklin Financial Insurance. In October 1997, the Bank opened a financial services subsidiary, Franklin Financial Securities. The financial services subsidiary offers financial planning and securities brokerage services through Legg Mason Financial Partners. In December 1997, the Bank began operating its mortgage division as a separate subsidiary, Franklin Financial Mortgage. Also in January 1998, the mortgage subsidiary began a wholesale mortgage operation and in August 1998, opened a retail mortgage origination office in Chattanooga, Tennessee. Franklin Financial Mortgage originates, sells and services mortgage loans. In June 2000, the Company formed Franklin Capital Trust I, a Delaware business trust and wholly owned subsidiary of the Company, for the purpose of issuing Trust Preferred Securities to the public. In December 2000, the Company received approval from the Federal Reserve Bank to convert from a bank holding company to a financial holding company to allow the Company additional avenues for growth opportunities. In May 2001, The Company's common stock began trading on the NASDAQ National Market under the symbol "FNFN".

CRITICAL ACCOUNTING POLICIES

         Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified two policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate the methodology for the determination of our allowance for loan losses and to the valuation of our mortgage servicing rights.

         The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. A loan is considered impaired when management has determined it is possible that all amounts due according to the contractual terms of the loan agreement will not be collected. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

         Servicing assets on loans sold are measured by allocating the previous carrying amount between the assets sold and the retained interests based on their relative fair values at the date of transfer. Our mortgage servicing rights are related to in-house originations serviced for others. The initial amount recorded as mortgage servicing rights is essentially the difference between the amount that can be realized when loans are sold, servicing released, as compared to loans sold, servicing retained. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights.

         These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis and in Note 1 to the consolidated financial statements included herein. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in actual results differing from those estimates.

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

         Management believes liquidity is at an adequate level with cash and due from banks of $23.7 million at December 31, 2001. Loans and securities scheduled to mature within one year exceeded $253.6 million at December 31, 2001, which should provide further liquidity. In addition, approximately $236.3 million of securities are classified as available for sale to help meet liquidity needs should they arise. Based on the current interest rate environment, the Bank anticipates $40.4 million in cash flow from its investment portfolio over the next year as a source of liquidity to help fund loan demand. The Company has a line of credit of $10.0 million with a lending institution and the Bank is approved to borrow up to $10.0 million in funds from the Federal Home Loan Bank and $52.0 million in federal funds lines to assist with capital and liquidity needs. At December 31, 2001, the Company had $1.8 million in borrowings against its line of credit and the Bank had $88,000 in federal funds purchased outstanding.

         In February and August 1998, the Bank entered into long-term convertible Federal Home Loan Bank advances with a ten-year maturity and one-year call option totaling $6.0 million. During the fourth quarter of 1999 these advances converted to variable rate advances, which reprice quarterly based on LIBOR. On July 17, 2000 and August 11, 2000 the Company completed the sale of $11.0 million and $5.0 million, respectively, of the Trust Preferred Securities. The Company received net proceeds of $15.2 million from the offering, which it used to repay approximately $5.0 million of indebtedness under its line of credit, purchase investments as part of a leverage program to offset the interest expense associated with the Trust Preferred Securities and for general corporate purposes, including capital investments in the Bank. The Trust Preferred Securities pay cumulative cash distributions accumulating from the date of issuance at an annual rate of three-month LIBOR plus 3.50% of the liquidation amount of $1,000 per preferred security on a quarterly basis beginning October 15, 2000. The Trust Preferred Securities have a thirty-year maturity and may be redeemed by the Company upon the earlier of five years or the occurrence of certain other conditions. Subject to certain limitations, the Trust Preferred Securities qualify as Tier 1 capital and are carried in Other Borrowings on the Company's Balance Sheet. The Company purchased approximately $81.3 million of investment securities in a leverage program to gain immediate income benefits and offset interest expense of the Trust Preferred Securities. This leverage program was funded through proceeds from the offering of the Trust Preferred Securities, $52.0 million of Federal Home Loan Bank advances and brokered certificates of deposit. The objectives of the leverage program are to realize a 120 basis point spread between investment yields and borrowings, to utilize cash flow from the investments purchased to help fund future loan demand and to limit interest rate shock exposure in the up 100 basis point rate shock scenario. As part of a leverage program to offset interest expense associated with the Trust Preferred Securities offering, during the third quarter of 2000, the Bank entered into three long-term convertible Federal Home Loan Bank advances. One advance of $25.0 million has a ten-year maturity with a three-year call option. The other two advances totaling $27.0 million have a five-year maturity with a one-year call option. After the three and one-year call options, these advances may be converted by the FHLB from a fixed rate to a variable rate. The Bank has $3.2 million outstanding in repurchase agreements to further develop its relationship with a customer. The Bank had approximately $77.2 million in brokered deposits at December 31, 2001 to help fund strong loan demand. The majority of these deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank's core deposit base.

         Approximately $32.3 million in loan commitments are expected to be funded within the next six months. Furthermore, the Bank has approximately $62.5 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded.

         Capital Expenditures. Other than expenditures relating to the normal course of business, the Company does not have any capital expenditures planned for 2002.

         Management monitors the Company's asset and liability positions in order to maintain a balance between rate sensitive assets and rate sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company's liquidity is adequate at December 31, 2001. Other than as set forth above, there are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which if they were to be implemented would have a material effect on the Company's liquidity, capital resources, or results of operations.

         Cash Flows. Net cash flow used in operating activities was $8.9 million in 2001. Loans originated for sale exceeded proceeds from the sale of loans by $10.9 million in 2001. The majority of this loan origination volume is due to the increase in loans originated in the mortgage banking segment. Accrued interest payable decreased $1.5 million and other assets increased $5.3 million creating additional uses of funds by operating activities. The use of cash flow is offset slightly by net income of $6.9 million.

         Net cash used in investing activities was $112.1 million in 2001 which was largely due to the banking segment. The increase in the change in net loans was $100.4 million in 2001. The net change in the investment portfolio also increased $20.8 million in 2001. Growth in the investment portfolio has slowed due to cashflow from the investment portfolio being redeployed to loan portfolio fundings. This liquidity shift was one of the strategic objectives of the leverage program related to the Trust Preferred Securities offering in 2000 as previously discussed. The use of cash flow in investing activities is slightly offset by a decrease in federal funds of $10.4 million.

         Net cash provided by financing activities was $125.7 million in 2001. The increase in cash flow is primarily due to an increase in deposits of $125.3 million in 2001 and an increase in repurchase agreements of $1.7 million. Cash provided by financing activities is offset partially by $1.6 million of dividends paid.

         Interest Rate Sensitivity. The following is an analysis of rate sensitive assets and liabilities as of December 31, 2001:


                                          0-3 MOS.         3-12 MOS.        1-5 YRS.      5 OR MORE YRS.    TOTAL
------------------------------------------------------------------------------------------------------------------
Securities....................          $   10,020      $   30,507       $ 143,478           $66,436       $250,441
Loans.........................             241,732          48,285         143,196             9,376        442,589
Federal funds sold............                  --              --              --                --             --
                                        ----------      ----------       ---------           -------       --------
Total rate sensitive assets...             251,752          78,792         286,674            75,812        693,030

NOW deposits..................              56,715              --              --                --         56,715
Savings deposits..............             141,387              --              --                --        141,387
Time deposits.................             221,616         124,608          20,067                 6        366,297
Repurchase agreements.........                 100           3,100              --                --          3,200
Other borrowings..............              24,569              --              --            52,000         76,569
                                        ----------      ----------       ---------           -------       --------
Total rate sensitive
   Liabilities................             444,387         127,708          20,067            52,006        644,168

Excess (deficiency) of rate
   sensitive assets less
   rate sensitive liabilities.           $(192,635)      $ (48,916)       $ 266,607           $23,806       $ 48,862
                                         =========       =========        =========           =======       ========

Excess (deficiency) as a
   percentage of earning
   assets.....................              (27.8)%          (7.1)%           38.5%              3.4%           7.1%
Cumulative excess
   (deficiency)...............          $(192,635)      $(241,551)         $25,056           $48,862        $48,862
                                        =========       =========          =======           =======        =======

Cumulative excess
   (deficiency) as a
   percentage of earnings
   assets.....................              (27.8)%         (34.9)%            3.6%              7.1%           7.1%

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

         Capital Adequacy. Stockholders' equity at December 31, 2001, was $35.4 million or 4.8% of total assets compared to $30.7 million or 5.1% of total assets at December 31, 2000. See Note 15 to the consolidated financial statements. As set forth in the following table, equity capital of the Company and the Bank exceeded regulatory requirements as of December 31, 2001:



                                                         MINIMUM
                                       FOR CAPITAL       FOR "WELL         COMPANY
                                       ADEQUACY          CAPITALIZED"    CONSOLIDATED        BANK'S
                                       PURPOSES          CATEGORY          ACTUAL            ACTUAL
                                       --------          --------          ------            ------
         Leverage ratio                  4.00%             5.00%             6.7%             6.8%

         Tier 1 risk-based ratio         4.00%             6.00%             9.7%             9.9%

         Total risk-based ratio          8.00%            10.00%            11.5%            11.2%

FINANCIAL CONDITION

         Total assets have grown $130.9 million, or 21.6%, since December 31, 2000 to a total of $735.9 million at December 31, 2001. The growth during 2001 has been funded by a $125.3 million increase in deposits and net income of $6.9 million. Total deposits were $617.3 million at December 31, 2001.

         The Company continues to experience excellent loan demand as demonstrated by the growth in net loans of $98.9 million, or 31.0%, since December 31, 2000. The allowance for loan losses increased $1.2 million, or 41.0%, from the level at December 31, 2000, to a total of $4.3 million or approximately 0.96% of total loans. The increase in the allowance for loan losses is primarily the result of growth in the loan portfolio as opposed to a significant deterioration in credit quality. The Company has seen significant growth in construction and commercial real estate loans, which carry a higher reserve factor. Management believes that the level in the allowance for loan losses is adequate at December 31, 2001. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. In addition, during 2001 the Company hired an internal loan review analyst. This internal position allows for more frequent and a higher volume of loan review. The allowance is below the Bank's peer group average as a percentage of loans. The level of allowance for loan losses is primarily due to the fact that the Bank's past due loans, at 0.6% of total loans at December 31, 2001, are substantially below the peer group average. At December 31, 2001, the Bank had nonaccrual loans of $1.0 million. At December 31, 2001, the Bank had loans that were specifically classified as impaired of approximately $10.4 million. The allowance for loan losses specifically related to impaired loans was $714,000 at December 31, 2001. The average carrying value of impaired loans was approximately $7.0 million at December 31, 2001. Interest income of approximately $800,000 was recognized on these impaired loans during the year ended December 31, 2001. Loans held-for-sale increased $10.7 million, or 109.9%, since December 31, 2000. This increase is primarily due to an increase in loan production in the mortgage banking segment. Loans held-for-sale are carried at fair value.


         At December 31, 2001 the cost of securities classified as available-for-sale exceeded the fair value of the securities by $157,000. At December 31, 2000, fair value of the securities classified as available-for-sale exceeded the cost of securities by $980,000. As a result, unrealized (loss) gain net of taxes of $(94,000) and $588,000 for the years ended December 31, 2001 and 2000, respectively, is included in "Other Comprehensive Income" in the stockholders' equity section of the balance sheet. The change in unrealized
(loss) gain is due to economic market conditions and slight increases in long-term interest rates during late 2001. See Notes 1 and 3 to the consolidated financial statements.

         Available-for-sale securities increased $15.3 million, or 6.9%, during 2001 due to overall Bank growth. Held-to-maturity securities increased $7.1 million, or 232.5%, due to the placing of securities purchased with more market volatility in the held-to-maturity category. Premises and equipment decreased $169,000 during 2001 primarily due to depreciation expense offset by costs related to furniture and fixtures for the Green Hills and downtown Nashville branch facilities which opened in the first quarter of 2001 and software and equipment costs related to the implementation of a check imaging system. Accrued interest receivable decreased $518,000 during 2001 due to significant decreases in interest rates in 2001 offset by increases of $133.3 million in the Bank's loan and securities portfolios. Foreclosed assets increased $3.0 million in 2001 primarily due to one property with a fair value of $2.4 million at December 31, 2001. Accrued interest payable decreased $1.5 million, or 46.9%, during 2001. The decrease is due to the significant decreases in interest rates during 2001. Stockholders' equity increased $4.7 million, or 15.2% from December 31, 2000 to December 31, 2001. The increase in stockholders' equity is primarily attributable to $6.9 million in net income, partially offset by a $683,000 decrease in other comprehensive income and $1.7 million in dividends declared.

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED WITH FISCAL 2000

         The Company had net income of $6.9 million in 2001 compared to $4.7 million in 2000. The Company had income before taxes of $10.8 million in 2001, representing a 52.8% increase from the $7.1 million recorded in 2000.

         Total interest income increased $6.9 million, or 16.0%, in 2001 as compared to 2000, while total interest expense increased $1.2 million, or 4.5%, in 2001 as compared to 2000. The increase in total interest income is attributable to an increase in average earning assets of $151.7 million, or 32.1%, in 2001, offset significantly by a decrease in rates. During 2001, the Federal Reserve Bank lowered interest rates eleven times resulting in the same reductions in the prime rate, which the Bank primarily uses to price loans. A large portion of the Bank's loans are variable rate which causes interest income to decrease faster in a rapid declining rate environment. The increase in total interest income is primarily due to the banking segment. The increase in interest expense is attributable to an increase in average interest bearing liabilities of $133.5 million, or 30.2%, in 2001 offset by decreases in interest rates. The Bank's deposits are relatively short term in nature, which allows them to reprice faster. In a decreasing rate environment, as in 2001, this asset/liability structure was beneficial as deposits were repricing which help to offset the variable rate loan repricing. This short-term deposit portfolio has supported the net interest margin in the declining rate environment as net yield held steady from 3.65% in 2000 to 3.69% in 2001.

         The provision for loan losses was $1.6 million in 2001 as compared to $687,000 in 2000. While asset quality remains good, increases in the provision for loan losses have been necessary due to growth in the Bank's loan portfolio. Net charge-offs were $331,000 or .09% of average loans outstanding in 2001, as compared to $142,000, or .05%, of average loans outstanding in 2000.

         Total other income of $8.4 million in 2001 increased $3.5 million, or 70.9%, from 2000. The increase was largely attributable to an increase of $2.0 million, or 131.1%, in loan origination fees related to the mortgage banking segment. The increase was also attributable to a $521,000, or 26.5%, increase in service charges on deposit accounts at the Bank and an increase of $1.1 million, or 579%, in the gain on sale of investment securities in the banking segment. Mortgage servicing rights income contributed $1.2 million and $239,000 in 2001 and 2000, respectively, to the total income of the mortgage banking segment. The increase in service charges on deposit accounts is the result of continued strong growth in new deposit accounts. The increase in the gain on sale of investment securities resulted from gain opportunities taken in the unstable rate environment of 2001 while conserving yield. Income from the Bank's securities subsidiary decreased $138,000, or 26.7%, to $378,000 in 2001 as compared to $515,000 in 2000. The decrease is due to less transaction volume because of uncertainty in overall economic conditions.

         Total other expenses increased $4.6 million, or 31.9%, during 2001 as compared to 2000. Salaries and employee benefits increased $2.5 million, or 31.5%, primarily due to the hiring of additional personnel in the banking segment. The Bank had 233 full time equivalent employees at December 31, 2001 as compared to 198 a year earlier. The additional personnel in the banking segment is primarily the result of the opening of four new branch locations over the past two years. Salaries and employee benefits for the mortgage banking segment was $1.6 million in 2001 as compared to $1.2 million in 2000. The increase is primarily due to an increase in commissions as a result of the increase in mortgage loan originations. Included in salaries and employee benefits are commissions related to the mortgage banking segment of $687,000 in 2001 compared to $188,000 in 2000. Occupancy expense and furniture and equipment expense increased $365,000, or 21.5%, and $283,000, or 24.7%, respectively, from 2000 to
2001 primarily due to the opening of the new facilities and overall Bank growth. Mortgage banking segment expenses increased $666,000, or 124%, in 2001 as compared to 2000. The increase is primarily due to an increase in mortgage correspondent loan pricing fees on wholesale loans originated. Loss on the sale of mortgage loans was a realized loss of $252,000 in 2001 compared to $163,000 in 2000. The primary reasons for the loss are interest rate fluctuations and the increase in mortgage loan originations. Other expenses have increased as a result of the overall growth of the Bank.

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

         The provision for loan losses was $687,000 in 2000 as compared to $350,000 in 1999. Provisions for loan losses have been necessary due to growth in the Bank's loan portfolio. Net charge-offs were $142,000, or .05%, of average loans outstanding in 2000, as compared to $64,000, or .02%, of average loans outstanding in 1999.

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

SELECTED QUARTERLY FINANCIAL DATA

The following table sets forth certain unaudited quarterly financial data for each of the last eight quarters of the Company. The information has been derived from unaudited financial statements that we believe reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of such quarterly financial information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. All references to per share data have been restated to reflect the reverse stock split effected by the Company during 2000.



                                                   2001
                                  Fourth     Third      Second     First
                                 Quarter    Quarter    Quarter    Quarter
                                 (In thousands, except per share data)
Interest income                  $12,532    $12,763    $12,561    $12,288
Interest expense                   5,511      6,646      7,242      7,707
Net interest income                7,021      6,117      5,319      4,581
Provision for loan losses            625        360        310        280
Income before income taxes         3,572      2,916      2,250      2,095
Net income                         2,275      1,842      1,431      1,359
Net income per share
      Basic                         0.29       0.24       0.18       0.17
      Diluted                       0.28       0.22       0.17       0.16



                                              2000
                                  Fourth     Third      Second     First
                                Quarter    Quarter    Quarter    Quarter
                                 (In thousands, except per share data)

Interest income                  $12,628    $11,291     $9,967     $9,338
Interest expense                   8,156      7,054      5,619      5,098
Net interest income                4,472      4,237      4,348      4,240
Provision for loan losses            167        190        150        180
Income before income taxes         1,834      1,698      1,868      1,689
Net income                         1,223      1,145      1,241      1,130
Net income per share
      Basic                         0.16       0.15       0.15       0.15
      Diluted                       0.15       0.14       0.14       0.14

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended, was effective for the Company on January 1, 2001. The Company had no covered call options (see Note 8 to the consolidated financial statements) or other derivative financial instruments outstanding on January 1, 2001, therefore, the effect of the adoption of SFAS No. 133, as amended, had no impact on the financial position or results of operations of the Company. In addition, the Company had no covered call options or other derivative financial instruments outstanding on December 31, 2001.

         In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which supersedes similarly titled SFAS No. 125. SFAS No. 140 is effective for transfers of financial assets occurring after March 31, 2001, with its disclosure and reclassification requirements relating to securitization transactions and collateral effective for fiscal years ending after December 15, 2000. The Company adopted SFAS No. 140 on April 1, 2001 and the disclosure and reclassification requirements of SFAS No. 140 on December 31, 2000. The adoption of SFAS No. 140 did not have a significant effect on the financial position or results of operations of the Company.


         In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain other intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. In the opinion of management, SFAS Nos. 141 and 142 are not expected to have a material impact on the Company's financial position and results of operations, as the Company does not anticipate entering into any business combinations.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss on settlement. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company has not yet determined the impact, if any, the adoption of SFAS No. 143 will have on its financial position and results of operations.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used; and (ii) measurement of the impairment of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact, if any, the adoption of SFAS No. 144 will have on its financial position and results of operations.

         In July 2001, the Office of the Chief Accountant and the Division of Corporation Finance of the Securities and Exchange Commission (the "Commission") released Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues, ("SAB No. 120") which provides certain views of the staff on the development, documentation, and application of a systematic loan loss allowance methodology. SAB No. 102 does not change any of the accounting profession's existing rules on accounting for loan loss provisions or allowances. Rather, SAB No. 102 draws upon existing guidance, Commission rules and interpretations, accounting principles generally accepted in the United States of America and generally accepted auditing standards, and explains certain views of the Commission in applying existing guidance related to loan loss allowance methodologies and supporting documentation. SAB No. 102 was effective upon issuance. The adoption of SAB No. 102 did not have a material impact on the financial position or results of operations of the Company.

         In December 2001, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. SOP 01-6 clarifies accounting and financial reporting practices for lending and finance activities, eliminates distinctions between what constitutes a finance company and financing activities and conforms differences among the accounting and financial reporting guidance provided in various AICPA Audit and Accounting Guides. The objective of SOP 01-6 is to improve the consistency in accounting and reporting by banks, savings institutions, credit unions, finance companies, mortgage companies and certain activities of insurance companies. SOP 01-6 is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact, if any, the adoption of SOP 01-6 will have on its financial position and results of operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-bearing liabilities subject to repricing over a specified period and the amount of change in individual interest rates. The liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable net interest income levels. An increasing interest rate environment negatively impacts earnings as the Company's rate-sensitive liabilities generally reprice faster than its rate-sensitive assets. Conversely, in a decreasing interest rate environment, earnings are positively impacted. This potential asset/liability mismatch in pricing is referred to as "gap" and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of
1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one-year time horizon of between .7 and 1.3. At December 31, 2001, the Company had a gap ratio of .9 for the one-year period ending December 31,

2002. Thus, over the next twelve months, slightly more rate-sensitive liabilities will reprice than rate-sensitive assets.

         A 200 basis point decrease in interest rates spread evenly during 2001 is estimated to cause a decrease in net interest income of $73,000 as compared to net interest income if interest rates were unchanged during 2001. In comparison, a 200 basis point increase in interest rates spread evenly during 2000 is estimated to cause a decrease in net interest income of $2.0 million as compared to net interest income if rates were unchanged during 2001. This level of variation is within the Company's acceptable limits. This simulation analysis assumes that savings and checking interest rates have a low correlation to changes in market rates of interest and that certain asset prepayments change as refinancing incentives evolve. The analysis takes into account the call features of certain investment securities based on the 200 basis point rate shock scenario. Further, in the event of a change of such magnitude in interest rates, the Company's asset and liability management committee would likely take actions to further mitigate its exposure to the change. However, given the uncertainty of specific conditions and corresponding actions which would be required, the analysis assumes no change in the Company's asset/liability composition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are filed with this report:
Independent Auditors' Report-Deloitte & Touche LLP
Consolidated Balance Sheets - December 31, 2001 and 2000
Consolidated Statements of Income - Years ended December 31, 2001, 2000 and 1999 Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


Board of Directors
Franklin Financial Corporation and Subsidiaries
Franklin, Tennessee

We have audited the consolidated balance sheets of Franklin Financial Corporation and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Financial Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.





/s/ DELOITTE & TOUCHE LLP

Nashville, Tennessee
March 19, 2002

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
------------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                           2001                    2000
Cash and cash equivalents (Notes 1 and 2)                                                    $  23,664,888           $  18,975,825
Federal funds sold                                                                                      --              10,438,000
Investment securities available-for-sale, at fair value (Notes 1 and 3)                         59,964,081              76,271,563
Mortgage-backed securities available-for-sale, at fair value (Notes 1 and 3 )                  176,340,113             144,758,477
Investment securities held-to-maturity, at amortized cost (Notes 1 and 3)                        9,916,337               2,732,427
Mortgage-backed securities held-to-maturity, at amortized cost (Notes 1 and 3)                     269,911                 328,468
Federal Home Loan and Federal Reserve Bank stock                                                 3,950,800               3,727,500
Loans held for sale (Notes 1 and 4)                                                             20,530,498               9,782,755

Loans (Notes 1 and 4)                                                                          422,058,045             321,946,048
Allowance for loan losses (Notes 1, 4 and 5)                                                    (4,269,071)             (3,025,138)
                                                                                             -------------           -------------
            Net loans                                                                          417,788,974             318,920,910

Premises and equipment, net  (Notes 1 and 9)                                                    10,545,321              10,714,029
Accrued interest receivable                                                                      3,619,446               4,137,667
Mortgage servicing rights, net (Notes 1 and 7)                                                   2,254,279               1,480,561
Foreclosed assets (Notes 1 and 6)                                                                3,036,706                   6,500
Other assets (Notes 4 and 13)                                                                    3,970,024               2,671,032
                                                                                             -------------           -------------
TOTAL                                                                                        $ 735,851,378           $ 604,945,714
                                                                                             =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS (Note 10):
  Noninterest-bearing                                                                        $  52,852,177           $  36,788,450
  Interest-bearing                                                                             564,398,898             455,191,333
                                                                                             -------------           -------------
            Total deposits                                                                     617,251,075             491,979,783
Repurchase agreements (Note 1)                                                                   3,200,000               1,520,936
Long-term debt and other borrowings (Note 11)                                                   76,568,565              76,318,282
Accrued interest payable                                                                         1,661,010               3,130,789
Other liabilities (Note 13)                                                                      1,761,041               1,265,748
                                                                                             -------------           -------------
            Total liabilities                                                                  700,441,691             574,215,538

COMMITMENTS AND CONTINGENCIES (Notes 8 and 12)

STOCKHOLDERS' EQUITY (Notes 1, 14 and 15):
  Common stock, no par value - authorized, 500,000,000 shares; issued 7,843,241 and
    7,799,931 shares at December 31, 2001 and 2000, respectively                                11,596,758              11,478,717
  Retained earnings                                                                             23,907,374              18,663,127
  Accumulated other comprehensive (loss) income, net of tax                                        (94,445)                588,332
                                                                                             -------------           -------------
            Total stockholders' equity                                                          35,409,687              30,730,176
                                                                                             -------------           -------------
TOTAL                                                                                        $ 735,851,378           $ 604,945,714
                                                                                             =============           =============

See notes to consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------------------------------------------------
                                                                     2001                  2000                1999
INTEREST INCOME:
  Interest and fees on loans                                       $34,067,746          $31,167,353          $25,184,997
  Taxable securities                                                15,078,451           10,768,075            4,612,768
  Tax-exempt securities                                                712,890            1,042,534              698,134
  Federal funds sold                                                   285,592              246,448              195,290
                                                                   -----------          -----------          -----------
            Total interest income                                   50,144,679           43,224,410           30,691,189

INTEREST EXPENSE:
  Certificates of deposit over $100,000                             10,294,209            8,654,439            5,601,123
  Other deposits                                                    11,689,496           13,753,905            8,722,758
  Federal Home Loan Bank advances                                    3,551,725            1,617,597              334,507
  Other borrowed funds                                               1,570,862            1,900,800              526,791
                                                                   -----------          -----------          -----------
            Total interest expense                                  27,106,292           25,926,741           15,185,179
                                                                   -----------          -----------          -----------

NET INTEREST INCOME                                                 23,038,387           17,297,669           15,506,010

PROVISION FOR LOAN LOSSES (Note 5)                                   1,575,000              686,992              350,498
                                                                   -----------          -----------          -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 21,463,387           16,610,677           15,155,512

OTHER INCOME:
  Service charges on deposit accounts                                2,491,975            1,970,498            1,715,541
  Mortgage banking activities                                        3,482,375            1,506,685            1,945,402
  Gain on sale of investment securities                              1,282,587              188,952              103,650
  Other service charges, commissions and fees                          797,901              753,742              507,972
  Commissions on sale of annuities and brokerage activity              377,659              515,495              392,140
                                                                   -----------          -----------          -----------
            Total other income                                       8,432,497            4,935,372            4,664,705

OTHER EXPENSES:
  Salaries and employee benefits (Note 17)                          10,506,797            7,991,135            6,842,369
  Occupancy (Notes 9 and 12)                                         2,060,786            1,695,658            1,279,074
  Mortgage banking                                                   1,203,309              537,191            1,060,295
  Furniture and equipment                                            1,427,952            1,144,885              947,828
  Communications and supplies                                          631,668              527,890              491,675
  Advertising and marketing                                            444,047              382,349              276,246
  FDIC and regulatory assessments                                      230,095              193,467              133,729
  Loss on sale of mortgage loans                                       252,722              163,842              447,077
  Other (Note 6)                                                     2,305,014            1,820,572            1,527,908
                                                                   -----------          -----------          -----------
            Total other expenses                                    19,062,390           14,456,989           13,006,201
                                                                   -----------          -----------          -----------
INCOME BEFORE INCOME TAXES                                          10,833,494            7,089,060            6,814,016
PROVISION FOR INCOME TAXES (Note 13)                                 3,926,407            2,350,426            2,343,569
                                                                   -----------          -----------          -----------
NET INCOME                                                         $ 6,907,087          $ 4,738,634          $ 4,470,447
                                                                   ===========          ===========          ===========
NET INCOME PER SHARE (Notes 1 and 16):
  Basic                                                            $      0.88          $      0.61          $      .058
                                                                   ===========          ===========          ===========
  Diluted                                                          $      0.83          $      0.57          $      0.54
                                                                   ===========          ===========          ===========
WEIGHTED AVERAGE SHARES OUTSTANDING (Note 16):
  Basic                                                              7,816,634            7,789,844            7,657,160
                                                                   ===========          ===========          ===========
  Diluted                                                            8,352,068            8,357,434            8,321,552
                                                                   ===========          ===========          ===========

See notes to consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Accumulated
                                                           Common Stock                                      Other
                                                     -----------------------  Comprehensive  Retained    Comprehensive
                                                       Shares       Amount    Income (Loss)  Earnings    Income (Loss)    Total

BALANCE, DECEMBER 31, 1998                             30,470,803 $ 11,091,517              $ 12,338,051  $    159,208 $ 23,588,776
Comprehensive income:
  Net income                                                                   $  4,470,447    4,470,447                  4,470,447
  Other comprehensive income, net of tax:
    Unrealized holding losses on securities arising
        during the year (net of tax of $2,791,350)                               (4,215,414)
    Less:  Reclassification adjustment for gains
      included in net income (net of tax of $35,241)                                (68,409)
                                                                               ------------
  Other comprehensive loss                                                       (4,147,005)                (4,147,005)  (4,147,005)
                                                                               ------------
Comprehensive income                                                           $    323,442
                                                                               ============
Exercise of stock options/warrants and issuance of
      common stock                                        581,880      236,988                                              236,988
Tax benefit of stock options exercised                                  16,339                                               16,339
Cash dividend declared; $0.03 per share                                                         (917,899)                  (917,899)
Cash dividend declared; $0.0125 per share                                                       (388,288)                  (388,288)
                                                     ------------ ------------              ------------  ------------ ------------
BALANCE, DECEMBER 31, 1999                             31,052,683   11,344,844                15,502,311    (3,987,797)  22,859,358
Comprehensive income:
  Net income                                                                   $  4,738,634    4,738,634                  4,738,634
  Other comprehensive income, net of tax:
    Unrealized holding gains on securities arising
        during the year (net of tax of $3,122,495)                                4,693,279
    Less:  Reclassification adjustment for gains
      included in net income (net of tax of $71,802)                               (117,150)
                                                                               ------------
Other comprehensive income                                                        4,576,129                  4,576,129    4,576,129
                                                                               ------------
Comprehensive income                                                           $  9,314,763
                                                                               ============
One-for-four reverse stock split                      (23,289,613)
Exercise of stock options and issuance of
      common stock                                         36,861      110,706                                              110,706
Tax benefit of stock options exercised                                  23,167                                               23,167
Cash dividend declared; $0.15 per share                                                       (1,168,121)                (1,168,121)
Cash dividend declared; $0.0525 per share                                                       (409,697)                  (409,697)
                                                     ------------ ------------              ------------  ------------ ------------
BALANCE, DECEMBER 31, 2000                              7,799,931   11,478,717                18,663,127       588,332   30,730,176
Comprehensive income:
  Net income                                                                   $  6,907,087    6,907,087                  6,907,087
  Other comprehensive income, net of tax:
    Unrealized holding gains on securities arising
        during the year (net of tax of $74,951)                                     112,427
    Less:  Reclassification adjustment for gains
      included in net income (net of tax of $487,383)                              (795,204)
                                                                               ------------
Other comprehensive loss                                                           (682,777)                  (682,777)    (682,777)
                                                                               ------------
Comprehensive income                                                           $  6,224,310
                                                                               ============
Exercise of stock options and issuance
      of common stock                                      43,310      108,605                                              108,605
Tax benefit of stock options exercised                                   9,436                                                9,436
Cash dividend declared; $0.1575 per share                                                     (1,231,513)                (1,231,513)
Cash dividend declared; $0.055 per share                                                        (431,327)                  (431,327)
                                                     ------------ ------------              ------------  ------------ ------------
BALANCE, DECEMBER 31, 2001                              7,843,241 $ 11,596,758              $ 23,907,374  $    (94,445)$ 35,409,687
                                                     ============ ============              ============  ============ ============




                See notes to consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                        2001                      2000                   1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $   6,907,088           $   4,738,634           $  4,470,447
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Depreciation, amortization and accretion                            331,198                (162,247)               934,473
      Provision for loan losses                                         1,575,000                 686,992                350,498
      Deferred income taxes                                              (175,053)               (416,352)                30,331
      Loans originated for sale                                      (146,482,562)            (44,769,799)           (79,450,194)
      Proceeds from sale of loans                                     135,552,372              47,063,217             93,132,239
      Gain on sale of investment securities                            (1,282,587)               (188,952)              (103,650)
      Loss on sale of loans                                               182,447                 154,730                447,077
      Gain on sale of fixed assets                                         (8,088)                (17,266)                    --
      Gain on sale of other real estate owned                              (3,084)                 (6,608)               (18,675)
      Decrease (increase) in accrued interest receivable                  518,221              (1,323,493)              (687,810)
      (Decrease) increase in accrued interest payable                  (1,469,779)              1,808,960                234,970
      Increase in other liabilities                                       690,770                 255,076                 47,056
      Increase in other assets                                         (5,254,556)             (1,214,342)              (776,945)
      Tax benefit of stock options exercised                                9,436                  23,167                 16,339
                                                                    -------------           -------------           ------------
            Net cash (used in) provided by operating activities        (8,909,178)              6,631,717             18,626,156
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in federal funds sold                            10,438,000             (10,438,000)             8,229,000
  Proceeds from sales of securities available-for-sale                170,154,035              99,974,164             10,529,143
  Proceeds from maturities of securities available-for-sale            64,621,336              18,547,821             13,744,394
  Proceeds from maturities of securities held-to-maturity                  70,352                 135,191              1,570,736
  Purchases of securities available-for-sale                         (248,525,309)           (202,823,583)           (85,635,662)
  Purchases of securities held-to-maturity                             (7,133,260)                     --                     --
  Purchases of Federal Home Loan and Federal Reserve Bank stock          (223,300)             (2,119,500)              (237,500)
  Net increase in loans                                              (100,443,064)            (63,407,708)           (45,534,208)
  Proceeds from sale of foreclosed assets                                  48,084                 582,484                 91,100
  Purchases of premises and equipment, net                             (1,076,665)             (3,036,476)            (1,873,812)
                                                                    -------------           -------------           ------------
            Net cash used in investing activities                    (112,069,791)           (162,585,607)           (99,116,809)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits                                                125,271,292             108,122,744             71,460,070
  Increase (decrease) in repurchase agreements                          1,679,064                (900,000)            (1,000,000)
  Increase in other borrowings                                            250,283              57,266,669             10,627,773
  Dividends paid                                                       (1,641,212)             (1,556,410)            (1,222,607)
  Net proceeds from issuance of common stock                              108,605                 110,706                236,988
  Debt issue costs                                                             --                (814,733)                    --
                                                                    -------------           -------------           ------------
            Net cash provided by financing activities                 125,668,032             162,228,976             80,102,224
                                                                    -------------           -------------           ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    4,689,063               6,275,086               (388,429)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           18,975,825              12,700,739             13,089,168
                                                                    -------------           -------------           ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                              $  23,664,888           $  18,975,825           $ 12,700,739
                                                                    =============           =============           ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for income taxes                        $   4,248,627           $   2,935,500           $  1,844,453
                                                                    =============           =============           ============
  Cash paid during the year for interest                            $  28,576,071           $  24,117,781           $ 14,950,209
                                                                    =============           =============           ============

See notes to consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

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

         CONSOLIDATED SUBSIDIARIES - The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries, Franklin National Bank (the "Bank"), Franklin Financial Insurance and Franklin Capital Trust I. The Bank has three subsidiaries, Hometown Loan Company (inactive), Franklin Financial Mortgage and Franklin Financial Securities. Significant intercompany transactions and balances have been eliminated.

         OPERATING SEGMENTS - The Company manages its business in two primary reporting segments, the Bank and Franklin Financial Mortgage ("FFM") (see Note 20).

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

         Unrealized holding gains and losses from available-for-sale securities are excluded from earnings and reported, net of any income tax effect, in accumulated other comprehensive income (loss). Realized gains and losses for securities classified as either available-for-sale or held-to-maturity are reported in earnings based on the adjusted cost of the specific security sold.

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

         Loans are generally placed on nonaccrual status when payment of principal or interest is delinquent for 90 days or more. Any interest previously accrued and unpaid on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on nonaccrual loans is recognized only to the extent of interest payments received.

         The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. A loan is considered impaired when management has determined it is possible that all amounts due according to the contractual terms of the loan agreement will not be collected. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

         LOANS HELD FOR SALE - Loans held for sale are carried at the lower of aggregate cost or market value. Adjustments to reflect market value and realized gains and losses upon ultimate sale of the loans are classified as other expenses.

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

         MORTGAGE BANKING ACTIVITIES - The Company originates, purchases and sells residential mortgage loans. Generally, such loans are sold at origination. Any loans held for sale are carried at the lower of cost or market value in the aggregate with respect to the entire portfolio.

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

         PREMISES AND EQUIPMENT - Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method, based on the estimated useful lives of the respective assets. Estimated useful lives are 30 to 40 years for buildings and three to seven years for furniture and equipment. Leasehold improvements are amortized over the shorter of their estimated useful life or the lease term on a straight-line basis. Accelerated depreciation methods are used for tax purposes.

         FORECLOSED ASSETS - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, thereby establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Gains and losses from the sale of foreclosed assets are included in other income, and expenses to maintain such assets and changes in the valuation allowance, if any, are included in other expenses.

         INCOME TAXES - The Company files a consolidated tax return. Income taxes are allocated to members of the consolidated group on a separate return basis. Income taxes have been provided using the asset and liability method.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE - Securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at the amounts at which the securities will subsequently be repurchased. It is the Company's policy to maintain collateral with a market value equal to or in excess of the principal amount borrowed under repurchase agreements. The Company monitors the market value of the underlying securities which collateralize the related liability on repurchase agreements, including accrued interest, and provides additional collateral when considered appropriate.

         EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the year plus additional potentially dilutive shares calculated for stock options and warrants using the treasury stock method.

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

         RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended, was effective for the Company on January 1, 2001. The Company had no covered call options (see Note 8) or other derivative financial instruments outstanding on January 1, 2001, therefore, the effect of the adoption of SFAS No. 133, as amended, had no impact on the financial position or results of operations of the Company. In addition, the Company had no covered call options or other derivative financial instruments outstanding on December 31, 2001.

         In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which supersedes similarly titled SFAS No. 125. SFAS No. 140 is effective for transfers of financial assets occurring after March 31, 2001, with its disclosure and reclassification requirements relating to securitization transactions and collateral effective for fiscal years ending after December 15, 2000. The Company adopted the accounting requirements of SFAS No. 140 on April 1, 2001 and the disclosure and reclassification requirements of SFAS No. 140 on December 31, 2000. The adoption of SFAS No. 140 did not have a significant effect on the financial position or results of operations of the Company.

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain other intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. In the opinion of management, SFAS Nos. 141 and 142 are not expected to have a material impact on the Company's financial position and results of operations, as the Company does not anticipate entering into any business combinations.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss on settlement. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company has not yet determined the impact, if any, the adoption of SFAS No. 143 will have on its financial position and results of operations.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used; and (ii) measurement of the impairment of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact, if any, the adoption of SFAS No. 144 will have on its financial position and results of operations.

         In July 2001, the Office of the Chief Accountant and the Division of Corporation Finance of the Securities and Exchange Commission (the "Commission") released Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues ("SAB No. 102"), which provides certain views of the staff on the development, documentation, and application of a systematic loan loss allowance methodology. SAB No. 102 does not change any of the existing rules on accounting for loan loss provisions or allowances. Rather, SAB No. 102 draws upon existing guidance, Commission rules and interpretations, accounting principles generally accepted in the United States of America and generally accepted auditing standards, and explains certain views of the Commission in applying existing guidance related to loan loss allowance methodologies and supporting documentation. SAB No. 102 was effective upon issuance. The adoption of SAB No. 102 did not have a material impact on the financial position or results of operations of the Company.

         In December 2001, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables)

         That Lend to or Finance the Activities of Others. SOP 01-6 clarifies accounting and financial reporting practices for lending and finance activities, eliminates distinctions between what constitutes a finance company and financing activities and conforms differences among the accounting and financial reporting guidance provided in various AICPA Audit and Accounting Guides. The objective of SOP 01-6 is to improve the consistency in accounting and reporting by banks, savings institutions, credit unions, finance companies, mortgage companies and certain activities of insurance companies. SOP 01-6 is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact, if any, the adoption of SOP 01-6 will have on its financial position and results of operations.

         RECLASSIFICATIONS - Certain reclassifications have been made in the 1999 and 2000 financial statements to conform to the 2001 classifications.

2.       RESTRICTED CASH BALANCES

         The Bank is required to maintain reserves, in the form of cash and deposits, with the Federal Reserve Bank against its deposit liabilities. Aggregate reserves of approximately $3,390,000 and $1,649,000 were maintained to satisfy federal regulatory requirements at December 31, 2001 and 2000, respectively.

3.       INVESTMENT AND MORTGAGE-BACKED SECURITIES

         The following tables reflect the amortized cost and estimated fair values of debt, equity and mortgage-backed securities held at December 31, 2001 and 2000.

                                                                               2001
                                              --------------------------------------------------------------------------
                                                                      GROSS               GROSS
                                              AMORTIZED            UNREALIZED          UNREALIZED               FAIR
         Available-for-Sale                     COST                  GAINS               LOSSES                VALUE
         U.S. Treasury obligations           $  4,365,125          $    4,767          $  (125,128)          $  4,244,764
         Obligations of U.S.
           government agencies                 26,464,914             262,054             (275,633)            26,451,335
         Obligations of state and
           political subdivisions              17,144,619              75,689             (643,691)            16,576,617
         Corporate bonds                       12,979,861             153,432             (441,928)            12,691,365
                                             ------------          ----------          -----------           ------------
         Investment securities                 60,954,519             495,942           (1,486,380)            59,964,081

         Mortgage-backed securities           175,507,088           1,856,685           (1,023,660)           176,340,113
                                             ------------          ----------          -----------           ------------
         TOTAL AVAILABLE-FOR-SALE            $236,461,607          $2,352,627          $(2,510,040)          $236,304,194
                                             ============          ==========          ===========           ============

                                                                    2001
                                    --------------------------------------------------------------------
                                                         GROSS              GROSS
                                     AMORTIZED         UNREALIZED         UNREALIZED            FAIR
Held-to-Maturity                       COST              GAINS              LOSSES              VALUE
U.S. Treasury obligations           $        --          $    --          $     --           $        --
Obligations of U.S.
  government agencies                 7,189,925              127           (95,406)            7,094,646
Obligations of state and
  political subdivisions              2,726,412           73,228                --             2,799,640
Corporate bonds                              --               --                --                    --
                                    -----------          -------          --------           -----------
Investment securities                 9,916,337           73,355           (95,406)            9,894,286

Mortgage-backed securities              269,911           11,868               (38)              281,741
                                    -----------          -------          --------           -----------
TOTAL HELD-TO-MATURITY              $10,186,248          $85,223          $(95,444)          $10,176,027
                                    ===========          =======          ========           ===========

                                                                      2000
                                    ----------------------------------------------------------------------------
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
                                    ============          ==========          ===========           ============

                                                                             2000
                                               ---------------------------------------------------------------
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
                                               ==========          =======          =====           ==========

         Gross gains of $1,433,560, $250,263, and $105,444 and gross losses of $150,973, $61,311, and $1,794 were realized on sales of securities available for sale in 2001, 2000 and 1999, respectively.

         The amortized cost and fair value of debt and equity securities at December 31, 2001, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                             AVAILABLE-FOR-SALE                         HELD-TO-MATURITY
                                    ----------------------------------          --------------------------------
                                        AMORTIZED                               AMORTIZED
                                          COST             FAIR VALUE              COST              FAIR VALUE
         Due in one year or less    $    184,686          $    190,327          $   200,000          $   207,034
         Due one to five years         5,721,696             5,653,188            1,218,952            1,254,455
         Due five to ten years         6,869,446             6,841,854            1,267,459            1,297,327
         Due after ten years          48,178,691            47,278,712            7,229,926            7,135,470
                                    ------------          ------------          -----------          -----------
                                      60,954,519            59,964,081            9,916,337            9,894,286
         Mortgage-backed securities  175,507,088           176,340,113              269,911              281,741
                                    ------------          ------------          -----------          -----------

                                    $236,461,607          $236,304,194          $10,186,248          $10,176,027
                                    ============          ============          ===========          ===========

         Fair value of securities is established by an independent pricing service as of the approximate dates indicated. Securities carried at $184,359,905 and $152,632,205 at December 31, 2001 and 2000,
         respectively, were pledged to secure deposits and for other purposes.

         The following table reflects securities pledged at December 31, 2001 and 2000.

                                                                         2001                  2000

              Investment securities available-for-sale               $ 32,330,044          $ 31,319,223
              Investment securities held-to-maturity                    3,830,030             1,975,044
              Mortgage-backed securities available-for-sale           148,199,831           119,024,018
              Mortgage-backed securities held-to-maturity                      --               313,920
                                                                     ------------          ------------

                         Total                                       $184,359,905          $152,632,205
                                                                     ============          ============

         At December 31, 2001 and 2000, the Company did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.

4.       LOANS

         Loans at December 31, 2001 and 2000 are summarized as follows:

                                                                          2001                     2000

                      Commercial, financial and agricultural          $ 109,469,927           $  93,617,899
                      Real estate - construction                         71,209,803              58,517,536
                      Real estate - mortgage                            241,795,430             159,439,154
                      Consumer                                           20,877,548              20,703,166
                                                                      -------------           -------------
                                                                        443,352,708             332,277,755
                      Deferred loan fees                                   (764,165)               (548,952)
                      Allowance for loan losses                          (4,269,071)             (3,025,138)
                                                                      -------------           -------------

                      Total loans                                     $ 438,319,472           $ 328,703,665
                                                                      =============           =============

          Direct and indirect loans to officers and directors during 2001 and 2000 are as follows:

                                                                              2001                  2000

                                    Balance at beginning of year          $ 2,756,084           $ 2,853,088
                                      New loan disbursements                  696,743               769,833
                                      Repayments                           (2,474,753)             (866,837)
                                                                          -----------           -----------

                                    Balance at end of year                $   978,074           $ 2,756,084
                                                                          ===========           ===========


         In addition, there were approximately $466,205 and $599,000 of undisbursed loan commitments to such parties at December 31, 2001 and 2000, respectively.

         The Company capitalizes servicing rights on certain commercial loans originated and sold with servicing retained. Commercial servicing rights, net of amortization, totaled $110,892 and $134,700 at December 31, 2001 and 2000, respectively. Commercial servicing rights in the amount of $5,578, $11,493 and $28,325 were recognized during 2001, 2000 and 1999, respectively. The total amount capitalized for these servicing rights was $232,216 and $226,638 in 2001 and 2000, respectively. Amortization of the servicing rights amounted to $29,386, $41,513 and $38,677 during 2001, 2000 and 1999, respectively.

5.       ALLOWANCE FOR LOAN LOSSES

         Transactions in the allowance for loan losses were as follows:

                                                                    2001                  2000                  1999

            Balance at beginning of year                        $ 3,025,138           $ 2,479,619           $ 2,193,614
            Provisions charged to operating expense               1,575,000               686,992               350,498
            Loans charged off                                      (361,293)             (187,927)              (91,694)
            Recoveries on previously charged off loans               30,226                46,454                27,201
                                                                -----------           -----------           -----------

            Balance at end of year                              $ 4,269,071           $ 3,025,138           $ 2,479,619
                                                                ===========           ===========           ===========

         The following is a summary of information pertaining to loans specifically classified as impaired at December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001:

                                                                                           2001                2000

              Impaired loans without a specific allowance for loan losses               $   670,242          $1,449,807
              Impaired loans with a specific allowance for loan losses                    9,725,663           2,254,195
                                                                                        -----------          ----------

                    Total impaired loans                                                $10,395,905          $3,704,002
                                                                                        ===========          ==========

              Allowance for loan losses specifically related to impaired loans          $   714,058          $   66,828
                                                                                        ===========          ==========

                                                                      2001                   2000                1999

             Average investment in impaired loans                  $  7,049,953          $  2,851,659          $2,623,737
                                                                   ============          ============          ==========

             Interest income recognized on impaired loans          $    804,155          $    350,405          $  200,211
                                                                   ============          ============          ==========

6.       FORECLOSED ASSETS

         Foreclosed assets are presented net of any allowance for losses. In the opinion of management, at December 31, 2001 and 2000, an allowance for losses related to foreclosed assets was not considered necessary. Expenses (income) applicable to foreclosed assets for each of the three years in the period ended December 31, 2001 include the following:

                                                         2001              2000              1999

             Net gain on sales of real estate          $(3,084)          $ (6,608)          $(18,675)
             Provision for losses                           --                 --                 --
             Operating expenses                          6,614             16,531                345
                                                       -------           --------           --------

             Total                                     $ 3,530           $  9,923           $(18,330)
                                                       =======           ========           ========


7.       MORTGAGE BANKING

         The unpaid principal balances of mortgage loans serviced for others were approximately $163,485,394 and $126,905,777 at December 31, 2001
         and 2000, respectively.

         Custodial balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $2,939,000 and $2,321,000 at December 31, 2001 and 2000, respectively.

         Mortgage servicing rights, net of amortization, totaled $2,254,279 and $1,480,561 at December 31, 2001 and 2000, respectively. Mortgage servicing rights in the amount of $1,236,616, $239,029 and $624,831 were recognized during 2001, 2000 and 1999, respectively. Amortization of servicing rights amounted to $462,898, $343,047, and $296,846 during 2001, 2000 and 1999, respectively.

         For purposes of measuring impairment, the servicing rights are stratified based on the predominant risk characteristics of loan type and loan term. The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value. In the opinion of management, a valuation allowance against the net mortgage servicing rights was not considered necessary at December 31, 2001 and 2000.

8.       OTHER FINANCIAL INSTRUMENTS, COMMITMENTS AND CONTINGENCIES

         OTHER FINANCIAL INSTRUMENTS:

         The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuation in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, mortgage loans sold subject to repurchase provisions and commitments to sell mortgage loans. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments.

         The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card commitments, standby letters of credit and loans sold subject to certain repurchase provisions is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company controls the risks related to such commitments through credit approvals, limits, and monitoring procedures. For commitments to originate and sell mortgages, the contract or notional amounts do not represent exposure to credit loss.

         The Company writes covered call options on U.S. Treasury Securities, which are contracts for delayed delivery of securities in which the Company agrees to make delivery at a specified future date of a specified instrument at a specified price or yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. The Company uses such contracts in connection with its asset/liability management program in improving yield and managing interest rate exposure arising out of non-trading assets and liabilities. There were no outstanding covered call options at December 31, 2001 and 2000.

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

         Credit card commitments include credit card lines to customers extended by a correspondent bank in which the Bank guarantees the extension of credit. These commitments also include overdraft protection lines of credit issued by the Bank to cover potential overdrafts on customer checking accounts. These commitments are generally unsecured.

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

         The Bank sells essentially all of its originated and purchased mortgage loans to governmental agencies and private investors. The Bank has entered into various commitments to sell these mortgage loans.

         The Bank primarily serves customers located in the Tennessee counties of Williamson, Maury and Davidson. As such, the majority of the Bank's loans, commitments and stand-by letters of credit have been granted to customers in that area. Concentration of credit by type of loan is presented in Note 4.

                                                                                     CONTRACT OR
                                                                                   NOTIONAL AMOUNT
             Financial instruments as of December 31, 2001:
               Commitments to extend credit                                          $76,448,873
               Credit card commitments                                                   596,095
               Standby letters of credit                                               9,590,910
               Commitments to originate mortgage loans                                 8,150,995
               Commitments to sell mortgage loans                                     24,603,645
               Mortgage loans sold subject to repurchase provisions                   35,406,316

         CONTINGENCIES:

         The Company is involved in various legal proceedings in the normal course of business. On August 24, 2000, the Company was served with a suit alleging breach of contract, tortuous interference with contract, fraud and civil conspiracy in connection with the denial of a loan to a potential borrower involved in a real estate transaction. The plaintiff seeks compensatory damages not to exceed $20 million and punitive damages not to exceed $40 million. The Company made an offer of settlement in the amount of $75,000 calculated on a cost-of-defense basis. The plaintiff responded by offering to settle for $10 million. The Company denied the plaintiff's offer and increased its settlement offer to $76,500. The case is scheduled for trial on September 10, 2002. Management and legal counsel believe the claims are frivolous and without merit and the Company has meritorious defenses against these actions. No provision has been made in the accompanying financial statements for the ultimate resolution of this matter.

         There are also other legal actions in which the Company is a defendant. Management and legal counsel believe the Company also has meritorious defenses against these claims and intends to defend such actions vigorously. No provision has been made in the accompanying financial statements for the ultimate resolution of these matters.

9.       PREMISES AND EQUIPMENT

         Premises and equipment at December 31, 2001 and 2000 are summarized as follows:

                                                                          2001                    2000
              Land                                                    $  1,822,249           $  1,822,249
              Buildings                                                  4,210,785              4,231,217
              Leasehold improvements - buildings                         4,049,938              4,059,314
              Furniture and equipment                                    5,613,319              4,921,714
                                                                      ------------           ------------
                                                                        15,696,291             15,034,494
              Less accumulated depreciation and amortization            (5,150,970)            (4,320,465)
                                                                      ------------           ------------

                                                                      $ 10,545,321           $ 10,714,029
                                                                      ============           ============

10.      DEPOSITS

         A summary of deposits at December 31, 2001 and 2000 follows:

                                                                            2001                  2000
             Non-interest bearing demand                                $ 52,852,177          $ 36,788,450
             Interest-bearing demand                                     181,588,880           138,384,819
             Savings                                                      16,512,845            12,733,023
             Certificates of deposit of $100,000 or more                 257,426,386           228,084,800
             Other time deposits                                         108,870,787            75,988,691
                                                                        ------------          ------------

                                                                        $617,251,075          $491,979,783
                                                                        ============          ============

         At December 31, 2001, the scheduled maturities of certificates of deposits and other time deposits are as follows:

                  2002                                                                          $346,225,928
                  2003                                                                            13,366,351
                  2004                                                                             2,873,626
                  2005                                                                             2,079,105
                  2006 and thereafter                                                              1,752,163
                                                                                                ------------

                                                                                                $366,297,173
                                                                                                ============

11.      LONG-TERM DEBT AND OTHER BORROWINGS

         Long-term debt and other borrowings at December 31, 2001 and 2000 are summarized as follows:

                                                     2001                  2000
         Line of credit                           $ 1,800,000          $ 1,610,000
         Federal funds                                 88,000                   --
         Note payable                                 680,565              708,282
         Federal Home Loan Bank advances           58,000,000           58,000,000
         Trust preferred securities                16,000,000           16,000,000
                                                  -----------          -----------

                                                  $76,568,565          $76,318,282
                                                  ===========          ===========

         The Company has a $10,000,000 line of credit established with a lending institution secured by all of the outstanding capital stock of the Bank. Interest floats at 90 day LIBOR plus 190 basis points (4.4925% and 7.915% at December 31, 2001 and 2000, respectively), and is payable quarterly. The line matures on July 3, 2002. The Bank also has federal funds lines (or the equivalent thereof) with correspondent banks totaling approximately $52,000,000 at December 31, 2001.

         The Company has a note payable with a lending institution in the amount of $753,639. Interest floats at the lending bank's base rate (3.10% and 7.66% at December 31, 2001 and 2000, respectively), and is payable monthly. The note is secured by the Williamson Square branch building.

         The Bank has a $10,000,000 line of credit with the Federal Home Loan Bank ("FHLB") secured by a blanket pledge of 1-4 family residential mortgage loans. The arrangement is structured such that the carrying value of the loans pledged amounts to 150% of the principal balance of advances from the FHLB. At December 31, 2001 and 2000, there were no borrowings under this line of credit.

         The Bank also has outstanding FHLB convertible advances of $27,000,000 maturing in four years and $31,000,000 maturing in six to nine years at December 31, 2001 and $27,000,000 maturing in five years and $31,000,000 maturing in seven to ten years at December 31, 2000. The interest rates on $27,000,000 and $25,000,000 of these advances are fixed (6.15% - 6.46% at December 31, 2001) during the first year and are subject to conversion to variable rates based on LIBOR at the option of the FHLB 1 year and 3 years, respectively, from the date of the advance and quarterly thereafter. The Company has the right to repay the advance on the date of conversion to a variable rate without penalty. The interest rates on the remaining $6,000,000 of these advances are variable based on LIBOR (2.13% and 6.75% at December 31, 2001 and 2000, respectively).

         During 2000, the Company issued $16,000,000 of trust preferred securities through Franklin Capital Trust I, a Delaware business trust and wholly owned subsidiary of the Company. These securities pay cumulative cash distributions at a quarterly variable rate of three-month LIBOR plus 3.50% of the liquidation amount of $1,000 per preferred security on a quarterly basis. These securities have a 30-year maturity and may be redeemed by the Company upon the earlier of five years or the occurrence of certain other events. Subject to certain limitations, these securities qualify as Tier 1 capital.

         The aggregate annual maturities of long-term debt and other borrowings during the five years ending December 31, 2006 and thereafter are as follows:

         YEAR ENDING DECEMBER 31,
         2002                                     $ 2,568,565
         2003                                              --
         2004                                              --
         2005                                      27,000,000
         2006                                              --
         2007 and thereafter                       47,000,000
                                                  -----------

         Total                                    $76,568,565
                                                  ===========

12.      RELATED PARTY AND OTHER LEASES

         The Company has entered into agreements with the chairman of the board of the Company to lease certain banking facilities. Increases in lease payments are made annually on property leased from the chairman based on the increase in the Consumer Price Index during the previous year. All but one of the leases provides for a term of twenty years with three, five year renewal options. The remaining lease provides for a term of six and one half years with four, five year renewal options. All leases are accounted for as operating leases. Net rent expense paid to the chairman amounted to $643,393 in 2001, $618,995 in 2000, and $548,771 in 1999. Rent expense paid to unrelated parties amounted to $622,992 in 2001, $396,274 in 2000, and $245,023 in 1999.

         Future minimum lease payments, exclusive of any increases related to the Consumer Price Index, under these leases as of December 31, 2001 are as follows:

                                       RELATED
                                        PARTY               OTHERS               TOTAL

         2002                         $  651,770          $  624,107          $1,275,877
         2003                            651,770             613,944           1,265,714
         2004                            651,770             584,132           1,235,902
         2005                            651,770             469,336           1,121,106
         2006                            651,770             458,311           1,110,081
         2007 and thereafter           1,602,268           1,298,208           2,900,476
                                      ----------          ----------          ----------

         Total                        $4,861,118          $4,048,038          $8,909,156
                                      ==========          ==========          ==========

13.      INCOME TAXES

         Income taxes consist of the following:

                                                          2001                  2000                 1999
         Current:
           Federal                                     $ 3,406,939           $ 2,208,275           $1,882,211
           State                                           694,521               558,503              431,027
                                                       -----------           -----------           ----------
             Total current expense                       4,101,460             2,766,778            2,313,238
         Deferred:
           Federal                                        (148,207)             (350,543)              29,518
           State                                           (26,846)              (65,809)                 813
                                                       -----------           -----------           ----------
             Total deferred (benefit) expense             (175,053)             (416,352)              30,331
                                                       -----------           -----------           ----------

         Total income taxes                            $ 3,926,407           $ 2,350,426           $2,343,569
                                                       ===========           ===========           ==========

         Net deferred income tax assets and liabilities are included in other assets and other liabilities, respectively, on the balance sheets. Significant temporary differences between tax and financial reporting that give rise to net deferred tax assets (liabilities) at December 31, 2001 and 2000 are as follows:


                                                                         2001                  2000

          Deferred tax assets:
            Allowance for loan losses                                 $ 1,595,811           $ 1,172,831
            Unrealized loss on securities available-for-sale               62,966                    --
            Other                                                          20,692                 5,967
                                                                      -----------           -----------
                     Total deferred tax assets                          1,679,469             1,178,798
                                                                      -----------           -----------

          Deferred tax liabilities:
            Mortgage servicing rights                                    (897,819)             (646,104)
            Accumulated depreciation                                       (2,009)              (52,486)
            FHLB stock dividends                                         (249,557)             (188,143)
            Unrealized gain on securities available-for-sale                   --              (392,160)
                                                                      -----------           -----------
                     Total deferred tax liabilities                    (1,149,385)           (1,278,893)
                                                                      -----------           -----------

          Net deferred tax asset (liability)                          $   530,084           $  (100,095)
                                                                      ===========           ===========

         Management believes that a valuation allowance against the deferred tax assets at December 31, 2001 and 2000 is not considered necessary because it is more likely than not such amounts will be fully realized.

         A reconciliation of income taxes with the amount of income taxes computed by applying the federal statutory rate (34%) to pretax income follows:

                                                                         2001                 2000                  1999
           Tax expense at statutory rate                             $ 3,683,388           $ 2,410,280           $ 2,316,765
           Increase (decrease) in taxes resulting from:
             Tax-exempt income                                          (239,608)             (354,462)             (237,366)
             State income taxes, net of federal tax benefit              439,199               221,689               220,950
             Disallowed interest expense                                  43,122                88,996                39,883
             Other, net                                                      306               (16,077)                3,337
                                                                     -----------           -----------           -----------

           Total income taxes                                        $ 3,926,407           $ 2,350,426           $ 2,343,569
                                                                     ===========           ===========           ===========

14.      STOCK BASED COMPENSATION PLANS

         Organizers of the Company received warrants in connection with the Company's initial public offering granting the holders thereof the option to purchase 2,354,304 shares of common stock at $0.31 per share. Additionally, the Company has a 1990 Stock Option Plan and a 2000 Stock Option Plan (the "Plans") which were adopted by the Company's Board of Directors on April 19, 1990 and April 10, 2000, respectively, authorizing up to 200,000 and 7,500,000 shares, respectively, for employees who are contributing significantly to the management or operation of the business of the Company as determined by the Company's Board of Directors or the committee administering the Plans. The Plans provide for the grant of options at the discretion of the Board of Directors of the Company or a committee designated by the Board of Directors to administer the Plans. The option exercise price must be at least 100% (110% in the case of a holder of 10% or more of the common stock) of the fair market value of the stock on the date the option is granted for qualified incentive stock options. There is no limit with respect to the exercise price for non-qualified stock options. The options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plans. Stock options granted pursuant to the Plans will expire on or before (1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company. All options granted prior to 1998 were immediately vested. In 1998, 1999, 2000 and 2001, certain options were granted and will vest evenly over five years. In 1996, an amendment to the 1990 Stock Option Plan increased the number of shares available for grant to 750,000 shares and provided for the granting of non-qualified options to eligible employees and directors. The Plans provide for stock splits which would adjust the options outstanding, the option prices and the number of shares authorized by the Plans according to the terms of the stock split. The Company declared a two-for-one stock split in January, 1998, a four-for-one stock split in March, 1998 and a one-for-four reverse stock split in August, 2000. Adjusted for these stock splits, the number of shares authorized under the Plans is currently 4,875,000.

         All options expire within ten years from the date of grant except for 226,000, 200,000, 50,000 and 50,000 options issued in 1997, 1998, 1999 and 2000, respectively, which expire in 15 years. The Company has continued to apply the intrinsic value based method in accounting for its Plans. Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined based on the fair value at the grant date for awards under those Plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           2001                     2000                   1999

            Net income:
              As reported                              $   6,907,087          $   4,738,634          $   4,470,447
              Pro forma                                    5,868,421              4,294,056              3,750,051
            Net income per share As reported:
                Basic                                  $        0.88          $        0.61          $        0.58
                Diluted                                         0.83                   0.57                   0.54
              Pro forma:
                Basic                                           0.75                   0.55                   0.49
                Diluted                                         0.70                   0.51                   0.45

         In calculating the pro forma disclosures, the fair value of the options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                     2001               2000                  1999

            Dividend yield                                               1.7%               1.5%              0.9%
            Expected volatility                                           33%                52%               56%
            Risk-free interest rate range                         4.8 to 5.1%        5.1 to 5.2%              6.2%
            Expected life                                          7-10 years         7-10 years        5-10 years

         The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2001, 2000 and 1999 is $4.11, $7.61 and $14.36 per share, respectively.

         A summary of the status of the Company's stock option plans and warrants for each of the three years in the period ended December 31, 2001, and the changes during those years is presented below.

                                                                                  WEIGHTED
                                                                OPTIONS/          AVERAGE
                                                                WARRANTS          EXERCISE
                                                              OUTSTANDING          PRICE
            Options and warrants outstanding
              at December 31, 1998                             1,481,638          $  4.96
                Options granted                                   80,869            23.00
                Options and warrants exercised                  (145,015)            1.56
                Options expired                                   (1,829)           11.84
                                                              ----------

            Options outstanding at December 31, 1999           1,415,663             6.64
                Options granted                                   94,175            14.00
                Options exercised                                (36,706)            2.95
                Options expired                                   (3,500)           16.89
                                                              ----------

            Options outstanding at December 31, 2000           1,469,632             7.10
                Options granted                                  407,266            10.25
                Options exercised                                (42,304)            2.26
                                                              ----------

            Options outstanding at December 31, 2001           1,834,594          $  7.74
                                                              ==========


      The following table summarizes information about the stock options outstanding under the Company's plans at December 31, 2001:

                                                             WEIGHTED          WEIGHTED
              RANGE OF                                       AVERAGE            AVERAGE
              EXERCISE                   NUMBER              EXERCISE          REMAINING          NUMBER
                PRICE                 OUTSTANDING             PRICE              LIFE           EXERCISABLE
             $ 1.37 - $ 3.00            458,779                    $ 2.76           3.71            458,779
             $ 3.01 - $ 4.50            482,100                    $ 4.50           7.31            482,100
             $ 4.51 - $11.00            722,296                    $10.58          10.92            630,384
             $11.01 - $14.00             91,800                    $14.00          10.72             82,160
               $   23.00                 79,619                    $23.00          10.14             73,698
                                      ---------                                                   ---------

                                      1,834,594                                                   1,727,121
                                      =========                                                   =========


         On April 17, 2001, the Company's Board of Directors adopted the Franklin Financial Corporation 2001 Key Employee Restricted Stock Plan ("Restricted Stock Plan"). The Restricted Stock Plan provides for the grant of up to an aggregate of 250,000 restricted shares of the Company's common stock. Under the terms of the Restricted Stock Plan, the Company's Board of Directors or a committee of the Board of Directors may award restricted shares of the Company's common stock to top executives or key management personnel of the Company. The shares issued pursuant to the Restricted Stock Plan are subject to restrictions on transfer and certain other conditions. During the restriction period, participants are entitled to vote and receive dividends on such shares, subject to any restrictions that may be placed on such dividends. No awards were made under the Restricted Stock Plan during 2001.

15.      CAPITAL

         Substantial restrictions are placed on the Bank with respect to payment of dividends without prior regulatory approval. The extent of dividends which may be paid by a national bank is generally limited to retained net profits for any given year combined with the retained net profits of the two preceding years. Retained earnings totaling $13,244,884 and $12,373,284 at December 31, 2001 and December 31, 2000, respectively, were subject to these restrictions with respect to payment of dividends. Cash dividends are also restricted, under the Company's line of credit, if the Bank's leverage capital ratio is less than 7%.

         The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to total average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Company and the Bank are in compliance with all capital adequacy requirements to which they are subject.

         As of December 31, 2001, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier I risk-based, and Tier I leverage ratios must be maintained as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

         Actual capital amounts and ratios at December 31, 2001 and 2000, are as follows:

                                                                       TO BE WELL CAPITALIZED
                                          FOR CAPITAL                 UNDER PROMPT CORRECTIVE
                                       ADEQUACY PURPOSES                 ACTION PROVISIONS                       ACTUAL
                                ---------------------------------  -------------------------------     -----------------------------
       DECEMBER 31, 2001            FRANKLIN                          FRANKLIN                          FRANKLIN
                                    NATIONAL                          NATIONAL                          NATIONAL
                                      BANK        CONSOLIDATED          BANK        CONSOLIDATED          BANK        CONSOLIDATED
       Amount:
         Tier I to average
           assets                   $ 28,011,280    $ 28,287,080      $ 35,014,100   $    35,358,850    $ 47,772,427    $ 47,102,326
         Tier I to risk-
           weighted assets            19,270,348      19,370,588        28,905,522        29,055,882      47,772,427      47,102,326
         Total capital to risk-
           weighted assets            38,540,696      38,741,176        48,175,870        48,426,470      54,074,008      55,536,686

       Ratios:
         Tier I to average
           assets                     4.0 %           4.0 %              5.0 %          5.0 %             6.8 %            6.7 %
         Tier I to risk-
           weighted assets            4.0 %           4.0 %              6.0 %          6.0 %             9.9 %            9.7 %
         Total capital to risk-
           weighted assets            8.0 %           8.0 %             10.0 %         10.0 %            11.2 %           11.5 %

                                                                     TO BE WELL CAPITALIZED
                                        FOR CAPITAL                 UNDER PROMPT CORRECTIVE
                                     ADEQUACY PURPOSES                 ACTION PROVISIONS                        ACTUAL
                              ---------------------------------  -------------------------------     ----------------------------
     DECEMBER 31, 2000            FRANKLIN                          FRANKLIN                          FRANKLIN
                                  NATIONAL                          NATIONAL                          NATIONAL
                                    BANK         CONSOLIDATED         BANK        CONSOLIDATED          BANK        CONSOLIDATED
     Amount:
       Tier I to average
         assets                   $ 23,559,800    $ 23,651,960      $ 29,449,750   $    29,564,950    $ 42,106,423    $ 39,972,772
       Tier I to risk-
         weighted assets            14,535,972      14,623,076        21,803,958        21,934,614      42,106,423      39,972,772
       Total capital to risk-
         weighted assets            29,071,944      29,246,152        36,339,930        36,557,690      47,164,071      49,004,717

     Ratios:
       Tier I to average
         assets                     4.0 %           4.0 %              5.0 %          5.0 %             7.1 %            6.8 %
       Tier I to risk-
         weighted assets            4.0 %           4.0 %              6.0 %          6.0 %            11.6 %           10.9 %
       Total capital to risk-
         weighted assets            8.0 %           8.0 %             10.0 %         10.0 %            13.0 %           13.4 %

16.      EARNINGS PER SHARE

         In the calculation of basic and diluted earnings per share, net income is identical. Below is a reconciliation for the three years in the period ended December 31, 2001, of the difference between basic weighted average shares outstanding and diluted weighted average shares outstanding.

                                                      2001                2000              1999

         Weighted average shares - basic            7,816,634          7,789,844          7,657,160
         Effect of dilutive securities:
           Stock options                              535,434            567,590            664,392
                                                    ---------          ---------          ---------

         Weighted average shares - diluted          8,352,068          8,357,434          8,321,552
                                                    =========          =========          =========

         During August 2000, the Company declared a one-for-four reverse stock split effective October 18, 2000, to shareholders of record on August 25, 2000. All references to per share and weighted average share information in the consolidated financial statements reflect this reverse stock split.

17.      EMPLOYEE BENEFITS

         The Company has a 401(k) savings plan for all employees who have completed ninety days of service and are twenty-one years of age or more. The Company generally matches fifty percent of employee contributions to the plan up to a maximum of six percent of gross wages. The Company's contributions to the plan are included in salaries and employee benefits expense on the consolidated statements of income and amounted to $160,645, $114,051, and $102,668, in 2001, 2000 and
         1999, respectively.

18.      FAIR VALUES OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments are as follows at December 31, 2001 and 2000:

                                                                  2001                              2000
                                                      ----------------------------------    ---------------------------
                                                        CARRYING           FAIR              CARRYING          FAIR
                                                         AMOUNT           VALUE               AMOUNT           VALUE
        Financial assets:
          Cash and cash equivalents                   $ 23,664,888     $ 23,664,888        $ 18,975,825    $ 18,975,825
          Federal funds sold                                     -                -          10,438,000      10,438,000
          Securities available-for-sale                236,304,194      236,304,194         221,030,040     221,030,040
          Securities held-to-maturity                   10,186,248       10,176,027           3,060,895       3,121,684
          Federal Home Loan and Federal
            Reserve Bank stock                           3,950,800        3,950,800           3,727,500       3,727,500
          Loans                                        422,058,045      423,788,692         321,946,048     322,993,527
          Loans held for sale                           20,530,498       20,530,498           9,782,755       9,782,755
          Total servicing rights                         2,365,171        2,724,261           1,615,261       1,822,198
          Accrued interest receivable                    3,619,446        3,619,446           4,137,667       4,137,667

        Financial liabilities:
          Deposits with defined maturities             366,297,173      368,064,301         304,073,491     304,396,311
          Deposits with undefined maturities           250,953,902      250,953,902         187,906,292     187,906,292
          Other borrowings and repurchase
            agreements                                  79,768,565       79,768,565          77,839,218      77,839,218
          Accrued interest payable                       1,661,010        1,661,010           3,130,789       3,130,789
          Off-balance sheet instruments                          -          107,166                   -          88,810

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. These fair values are provided for disclosure purposes only and do not impact carrying values of financial statement amounts.

         Cash and Cash Equivalents - The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values, which includes cash on hand and amounts due from banks.

         Federal Funds Sold - The carrying amount for federal funds sold approximates those assets' fair value.

         Investment Securities (including mortgage-backed securities) - Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

         Accrued Interest - The carrying amounts of accrued interest approximates fair value.

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

         Off-Balance Sheet Instruments - Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings. The fees charged for covered call options are representative of their fair value.

19.      PARENT COMPANY ONLY FINANCIAL INFORMATION

         Financial information for Franklin Financial Corporation, the parent company, as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 is as follows:

           CONDENSED BALANCE SHEETS                                                 2001                2000

           ASSETS
           Cash                                                                 $   109,244          $ 1,418,059
           Investment in subsidiaries                                            49,160,259           43,637,956
           Other                                                                  8,810,515            8,114,176
                                                                                -----------          -----------

           TOTAL                                                                $58,080,018          $53,170,191
                                                                                ===========          ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

           Liabilities                                                          $22,670,331          $22,472,524
           Stockholders' equity                                                  35,409,687           30,697,667
                                                                                -----------          -----------

           TOTAL                                                                $58,080,018          $53,170,191
                                                                                ===========          ===========

          CONDENSED STATEMENTS OF INCOME                  2001                  2000                  1999

          INCOME:
            Management fees and rental income          $ 1,206,587           $   841,357           $   442,868
            Interest income                                182,319               149,273                 1,827
            Other income                                        --                 1,318                    --
                                                       -----------           -----------           -----------
                                                         1,388,906               991,948               444,695
          EXPENSES:
            Interest expense                             1,609,990             1,352,612               258,267
            Salaries and employee benefits                 502,451               371,736               280,744
            Other                                          682,514               403,212               312,809
                                                       -----------           -----------           -----------
                                                         2,794,955             2,127,560               851,820
          LOSS BEFORE INCOME TAXES AND
            EQUITY IN UNDISTRIBUTED
            EARNINGS OF SUBSIDIARIES                    (1,406,049)           (1,135,612)             (407,125)

          INCOME TAX BENEFIT                               478,056               396,684               151,791
                                                       -----------           -----------           -----------

          LOSS BEFORE EQUITY IN
            UNDISTRIBUTED EARNINGS
            OF SUBSIDIARIES                               (927,993)             (738,928)             (255,334)

          EQUITY IN UNDISTRIBUTED
            EARNINGS OF SUBSIDIARIES                     7,835,080             5,477,562             4,725,781
                                                       -----------           -----------           -----------

          NET INCOME                                   $ 6,907,087           $ 4,738,634           $ 4,470,447
                                                       ===========           ===========           ===========

          CONDENSED STATEMENTS OF CASH FLOWS:                              2001                   2000                  1999

          CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income                                                  $ 6,907,087           $  4,738,634           $ 4,470,447
            Adjustments to reconcile net income
              to net cash used in operating activities:
                Depreciation and amortization                                78,428                 52,091                25,245
                Equity in undistributed earnings of subsidiary           (7,835,080)            (5,477,562)           (4,725,781)
                Increase in other assets                                   (742,258)            (1,951,707)             (230,227)
                Increase (decrease) in other liabilities                     78,684               (193,446)               65,213
                Tax benefit of stock options exercised                        9,436                 23,167                16,339
                                                                        -----------           ------------           -----------
                    Net cash used in operating activities                (1,503,703)            (2,808,823)             (378,764)

          CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchase of premises and equipment                                 --             (2,073,599)             (736,127)
                                                                        -----------           ------------           -----------
                    Net cash used in investing activities                        --             (2,073,599)             (736,127)

          CASH FLOWS FROM FINANCING ACTIVITIES:
              Dividends paid                                             (1,641,212)            (1,556,410)           (1,222,607)
              Dividends received from subsidiary                          2,155,000              1,435,000             1,100,000
              Net proceeds from issuance of common stock                    108,605                110,706               236,988
              Purchase of subsidiaries stock                               (525,000)            (5,525,000)           (5,200,000)
              Proceeds from borrowings, net                                  97,495             12,504,386             6,259,855
              Debt issue costs                                                   --               (814,733)                   --
                                                                        -----------           ------------           -----------
                     Net cash provided by financing activities              194,888              6,153,949             1,174,236
                                                                        -----------           ------------           -----------

          NET (DECREASE) INCREASE  IN CASH                               (1,308,815)             1,271,527                59,345
          CASH AT BEGINNING OF YEAR                                       1,418,059                146,532                87,187
                                                                        -----------           ------------           -----------
          CASH AT END OF YEAR                                           $   109,244           $  1,418,059           $   146,532
                                                                        ===========           ============           ===========

20.      SEGMENT REPORTING

         The Company's reportable segments are determined based on management's internal reporting approach, which is by operating subsidiaries. The reportable segments of the Company are comprised of the Bank segment, excluding its subsidiaries, and the Mortgage Banking segment, Franklin Financial Mortgage.

         The Bank segment provides a variety of banking services to individuals and businesses through its branches in Brentwood, Nashville, Franklin, Fairview and Spring Hill, Tennessee. Its primary deposit products are demand deposits, savings deposits, and certificates of deposit, and its primary lending products are commercial business, construction, real estate mortgage, and consumer loans. The Bank segment primarily earns interest income from loans and investments in securities. It earns other income primarily from deposit and loan fees.

         The Mortgage Banking segment originates, purchases and sells residential mortgage loans. It sells loan originations into the secondary market, but retains much of the applicable servicing. As a result of the retained servicing, the Mortgage Banking segment capitalizes mortgage servicing rights into income and amortizes these rights over the estimated lives of the associated loans. Its primary revenue is other income, but it also reports interest income earned on warehouse balances waiting for funding. The segment originates retail mortgage loans in the Nashville and Chattanooga, Tennessee metropolitan areas. It also purchases wholesale mortgage loans through correspondent relationships with other banks.

         "All Other" consists of the Bank's insurance and securities subsidiaries and the bank holding company operations which do not meet the quantitative threshold for separate disclosure. The revenue earned by the insurance and securities subsidiaries is reported in other income in the consolidated financial statements and the revenue earned by the bank holding company consists of intercompany transactions that are eliminated in consolidation.

         No transactions with a single customer contributed 10% or more of the Company's total revenue. The accounting policies for each segment are the same as those used by the Company. The segments include overhead allocations and intercompany transactions that were recorded at estimated market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results of the two reportable segments of the Company are included in the following table.

                                                                                   2001
                                         -----------------------------------------------------------------------------------------
                                                               MORTGAGE
                                              BANK              BANKING          ALL OTHER          ELIMINATIONS      CONSOLIDATED

Total interest income                    $  49,337,165        $ 1,009,166       $  3,604,315        $ (3,805,967)     $ 50,144,679
Total interest expense                      25,880,273            424,950          2,876,986          (2,075,917)       27,106,292
                                         -------------        -----------       ------------        ------------      ------------
Net interest income                         23,456,892            584,216            727,329          (1,730,050)       23,038,387
Provision for loan losses                    1,575,000                 --                 --                  --         1,575,000
                                         -------------        -----------       ------------        ------------      ------------
Net interest income after provision         21,881,892            584,216            727,329          (1,730,050)       21,463,387
                                         -------------        -----------       ------------        ------------      ------------
Total other income                           4,244,675          3,487,316          7,587,174          (6,886,668)        8,432,497
Total other expense                         14,553,017          3,589,535          2,126,425          (1,206,587)       19,062,390
                                         -------------        -----------       ------------        ------------      ------------
Income before taxes                         11,573,550            481,997          6,188,078          (7,410,131)       10,833,494
Provision for income taxes                   4,346,171            140,217           (559,981)                 --         3,926,407
                                         -------------        -----------       ------------        ------------      ------------
Net income                               $   7,227,379        $   341,780       $  6,748,059        $ (7,410,131)     $  6,907,087
                                         =============        ===========       ============        ============      ============

OTHER SIGNIFICANT ITEMS
Total assets                             $ 709,094,271        $23,747,374       $ 75,236,902        $(72,227,169)     $735,851,378
Depreciation, amortization and accretion      (341,364)           530,916            141,645                  --           331,197

Revenues from external customers
  Total interest income                     49,135,513          1,009,166                 --                  --        50,144,679
  Total other income                         4,244,675          3,487,316            700,506                  --         8,432,497
                                         -------------        -----------       ------------        ------------      ------------
    Total income                         $  53,380,188        $ 4,496,482       $    700,506        $         --      $ 58,577,176
                                         =============        ===========       ============        ============      ============
Revenues from affiliates
  Total interest income                  $     201,652        $        --       $  3,604,315        $ (3,805,967)     $         --
  Total other income                                --                 --          6,886,668          (6,886,668)               --
                                         -------------        -----------       ------------        ------------      ------------
    Total income                         $     201,652        $        --       $ 10,490,983        $(10,692,635)     $         --
                                         =============        ===========       ============        ============      ============


                                                                                   2000
                                             ----------------------------------------------------------------------------------
                                                                MORTGAGE
                                                 BANK            BANKING         ALL OTHER       ELIMINATIONS      CONSOLIDATED

Total interest income                        $  42,512,733     $    873,592     $  2,315,571     $ (2,477,486)    $  43,224,410
Total interest expense                          24,376,577          508,740        2,083,910       (1,042,486)       25,926,741
                                             -------------     ------------     ------------     ------------     -------------
Net interest income                             18,136,156          364,852          231,661       (1,435,000)       17,297,669
Provision for loan losses                          700,000               --               --          (13,008)          686,992
                                             -------------     ------------     ------------     ------------     -------------

Net interest income after provision             17,436,156          364,852          231,661       (1,421,992)       16,610,677
                                             -------------     ------------     ------------     ------------     -------------
Total other income                               2,533,761        1,506,685        5,765,776       (4,870,850)        4,935,372
Total other expense                             11,265,041        2,380,581        1,652,724         (841,357)       14,456,989
                                             -------------     ------------     ------------     ------------     -------------
Income before taxes                              8,704,876         (509,044)       4,344,713       (5,451,485)        7,089,060
Provision for income taxes                       2,914,831         (173,075)        (391,330)              --         2,350,426
                                             -------------     ------------     ------------     ------------     -------------
Net income                                   $   5,790,045     $   (335,969)    $  4,736,043     $ (5,451,485)    $   4,738,634
                                             =============     ============     ============     ============     =============

OTHER SIGNIFICANT ITEMS
Total assets                                 $ 590,470,931     $ 12,763,057     $ 70,111,561     $(68,399,835)    $ 604,945,714
Depreciation, amortization and accretion          (649,893)         415,716           71,930               --          (162,247)

Revenues from external customers
  Total interest income                         42,350,818          873,592               --               --        43,224,410
  Total other income                             2,533,761        1,506,685          894,926               --         4,935,372
                                             -------------     ------------     ------------     ------------     -------------
    Total income                             $  44,884,579     $  2,380,277     $    894,926     $         --     $  48,159,782
                                             =============     ============     ============     ============     =============
Revenues from affiliates
  Total interest income                      $     161,915     $         --     $  2,315,571     $ (2,477,486)    $          --
  Total other income                                    --               --        4,870,850       (4,870,850)               --
                                             -------------     ------------     ------------     ------------     -------------
    Total income                             $     161,915     $         --     $  7,186,421     $ (7,348,336)    $          --
                                             =============     ============     ============     ============     =============

                                                                                       1999
                                                  ----------------------------------------------------------------------------------
                                                                     MORTGAGE
                                                      BANK            BANKING        ALL OTHER       ELIMINATIONS      CONSOLIDATED

Total interest income                             $ 29,348,735     $  1,408,262     $  1,101,827     $ (1,167,635)     $ 30,691,189
Total interest expense                              14,994,547          876,803          258,267         (944,438)       15,185,179
                                                  ------------     ------------     ------------     ------------      ------------
Net interest income                                 14,354,188          531,459          843,560         (223,197)       15,506,010
Provision for loan losses                              370,000               --               --          (19,502)          350,498
                                                  ------------     ------------     ------------     ------------      ------------
Net interest income after provision                 13,984,188          531,459          843,560         (203,695)       15,155,512
                                                  ------------     ------------     ------------     ------------      ------------
Total other income                                   2,077,235        1,945,402        4,677,563       (4,035,495)        4,664,705
Total other expense                                  8,769,030        3,313,033        1,353,355         (429,217)       13,006,201
                                                  ------------     ------------     ------------     ------------      ------------
Income before taxes                                  7,292,393         (836,172)       4,167,768       (3,809,973)        6,814,016
Provision for income taxes                           2,824,309         (284,277)        (196,463)              --         2,343,569
                                                  ------------     ------------     ------------     ------------      ------------
Net income                                        $  4,468,084     $   (551,895)    $  4,364,231     $ (3,809,973)     $  4,470,447
                                                  ============     ============     ============     ============      ============
OTHER SIGNIFICANT ITEMS
Total assets                                      $415,805,650     $ 13,891,259     $ 33,054,898     $(32,351,864)     $430,399,943
Depreciation, amortization and accretion               548,410          345,821           40,242               --           934,473
Revenues from external customers
  Total interest income                             29,282,927        1,408,262               --               --        30,691,189
  Total other income                                 2,077,235        1,945,402          642,068               --         4,664,705
                                                  ------------     ------------     ------------     ------------      ------------
    Total income                                  $ 31,360,162     $  3,353,664     $    642,068               $-      $ 35,355,894
                                                  ============     ============     ============     ============      ============
Revenues from affiliates
  Total interest income                           $     65,808     $         --     $  1,101,827     $ (1,167,635)     $         --
  Total other income                                        --               --        4,035,495       (4,035,495)               --
                                                  ------------     ------------     ------------     ------------      ------------
    Total income                                  $     65,808     $         --     $  5,137,322     $ (5,203,130)     $         --
                                                  ============     ============     ============     ============      ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There has been no occurrence requiring a response to this item.

                                    PART III

         The information relating to Items 10, 11, 12 and 13 of this Report will be filed as an amendment to this Report on or before April 29, 2002 or the Company will otherwise have filed a definitive proxy statement involving the election of directors pursuant to Regulation 14A, which definitive proxy statement will contain such information.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1).  Financial Statements and Auditors' Report.

         The following financial statements are filed with this report:

                  Independent Auditor's Report - Deloitte & Touche LLP

                  Consolidated Balance Sheets - December 31, 2001 and 2000

                  Consolidated Statements of Income - Years ended
                           December 31, 2001, 2000 and 1999

                  Consolidated Statements of Changes in Stockholders' Equity -
                           Years ended December 31, 2001, 2000 and 1999

                  Consolidated Statements of Cash Flows - Years ended December
                           31, 2001, 2000 and 1999

                  Notes to Consolidated Financial Statements

         (2)      Financial Statement Schedules.

                  All financial statement schedules of the Registrant have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         (3) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-18 under the Securities Act of 1933 for the Registrant, Registration No. 33-21232-A (referred to as "S-18"),
(ii) the Annual Report on Form 10-K for the year ended December 31, 1989 for the Registrant (referred to as "1989 10-K"), (iii) the Annual Report on Form 10-K for the year ended December 31, 1990 for the Registrant (referred to as "1990 10-K"), (iv) the Annual Report on Form 10-K for the year ended December 31, 1991 for the Registrant (referred to as "1991 10-K"), (v) the Registration Statement on Form S-2 (File No. 33-75678) of the Registrant (referred to as "S-2"), (vi) the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994 (referred to as "1994 10-QSB"), (vii) the Quarterly Report on Form 10-QSB, the quarter ended June 30, 1995 (referred to as "1995 10-QSB"), (viii) the Annual Report on Form 10-KSB for the year ended December 31, 1995 (referred to as "1995 10-KSB"), (ix) the Annual Report on Form 10-KSB for the year ended December 31, 1996 (referred to as "1996 10-KSB"), (x) the Annual Report on Form 10-KSB for the year ended December 31, 1997 (referred to as

"1997 10-KSB"), (xi) the Annual Report on Form 10-KSB for the year ended December 31, 1998 (referred to as "1998 10-KSB"), (xii) the Annual Report on Form 10-K for the year ended December 31, 1999 (referred to as "1999 10-K"),
(xiii) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-65359 (referred to as "1998 S-8"), (xiv) a Registration Statement on Form S-2 (File No. 333-38674) of the Registrant (referred to as "2000 S-2"), (xv) a Registration Statement on Form S-8 (File No. 333-52928) of the Registrant (referred to as "2000 S-8"), (xvi) the Annual Report on Form 10-K for the year ended December 31, 2000 (referred to as "2000 10-K") and (xvii) a Registration Statement on Form S-8 (File No. 333-76134) of the Registrant (referred to as "2001 S-8"). Except as otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

Exhibit No.                         Description of Exhibit
-----------                         ----------------------
       *3.1       -        Charter dated December 27, 1988 (S-18).

       *3.2       -        Amended and Restated Charter dated February 16, 1989
                           (S-18).

       *3.2.1     -        Articles of Amendment dated May 20, 1997 (1997
                           10-KSB).

       *3.2.2     -        Articles of Amendment dated May 19, 1998. (1998
                           10-KSB).

       *3.2.3     -        Articles of Amendment dated October 17, 2000 (2000
                           10-K).

       *3.3       -        By-Laws adopted December 30, 1988 (S-18).

       *4.1       -        Amended and Restated Trust Agreement dated July 17,
                           2000 among Franklin Financial Corporation, SunTrust
                           Bank.  Wilmington Trust Company and the
                           Administrative Trustees (2000 10-K).

       *4.2       -        Indenture dated July 17, 2000 between Franklin
                           Financial Corporation and SunTrust Bank (2000 10-K).

       *4.3       -        Guarantee Agreement dated July 17, 2000 by and
                           between Franklin Financial Corporation and SunTrust
                           Bank (2000 10-K).

      *10.1       -        Lease Agreement dated January 5, 1989 among Steven
                           G. Hall,  Lawson H. Hardwick,  III, Richard E.
                           Herrington,  Gordon E. Inman, D. Wilson Overton,
                           Harold W. Pierce, Edward M. Richey and Edward P.
                           Silva, and Gordon E. Inman for lease of offices at
                           230 Public Square, Franklin, Tennessee (S-18).

      *10.2       -        Lease Agreement dated January 5, 1989 among Steven
                           G. Hall,  Lawson H. Hardwick,  III, Richard E.
                           Herrington,  Gordon E. Inman, D. Wilson Overton,
                           Harold W.  Pierce,  Edward M.  Richey and Edward P.
                           Silva,  and  Gordon E. Inman for lease of land at
                           216A and 216B East Main  Street,  Franklin,
                           Tennessee (S-18).

      *10.3       -        2000 Incentive Stock Option Plan (2000 S-8,
                           Exhibit 10.1)

      *10.4       -        2001 Key Employee Restricted Stock Plan (2001 S-8).

      *10.8       -        1990 Incentive Stock Option Plan of Registrant,
                           (1989 10-K).

      *10.8.1     -        Amendment No. 1 to 1990 Incentive Stock Option Plan
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


(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FRANKLIN FINANCIAL CORPORATION

Date: March 29, 2002            By:  /s/ Richard E. Herrington
                                     ------------------------------------------
                                         Richard E. Herrington
                                         President and Chief Executive Officer
                                         (principal executive officer)

Date: March 29, 2002            By:   /s/ Lisa Musgrove
                                     ------------------------------------------
                                         Lisa Musgrove
                                         Senior Vice President and Chief
                                         Financial Officer (principal financial
                                         officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


                  Signature                          Title                            Date
                  ---------                          -----                            ----
/s/ Richard E. Herrington                            President, Chief           March 29, 2002
------------------------------------                 Executive Officer
Richard E. Herrington                                and Director

/s/ Gordon E. Inman                                  Chairman of                March 29, 2002
--------------------------------------------         the Board
Gordon E. Inman

/s/ James W. Cross, IV                               Director                   March 29, 2002
--------------------------------------------
James W. Cross, IV

/s/ Robert C. Fisher                                 Director                   March 29, 2002
--------------------------------------------
Robert C. Fisher

/s/ Charles R. Lanier                                Director                   March 29, 2002
--------------------------------------------
Charles R. Lanier

/s/ Wilson Overton                                   Director                   March 29, 2002
--------------------------------------------
Wilson Overton

/s/ Melody J. Smiley                                 Director                   March 29, 2002
--------------------------------------------
Melody J. Smiley

/s/ Edward M. Richey                                 Director                   March 29, 2002
--------------------------------------------
Edward M. Richey

/s/ Edward P. Silva                                  Director                   March 29, 2002
--------------------------------------------
Edward P. Silva

                         FRANKLIN FINANCIAL CORPORATION

                                  EXHIBIT INDEX


Exhibit Number             Description of Exhibit


       21.1       -        Subsidiaries of the Registrant

       23.1       -        Consent of Deloitte & Touche LLP