Form 10-Q
period 2002-03-31
FRANKLIN FINANCIAL CORP /TN/
filed 2002-05-15
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                             Commission File Number:
      March 31, 2002                                           0-24133

                         FRANKLIN FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Tennessee                                                    62-1376024
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

230 Public Square, Franklin, Tennessee                          37064
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code         615)790-2265
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

                              Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, No Par Value                7,905,024
         --------------------------       ---------------------------
                   Class                  Outstanding at May 13, 2002

                        PART I. - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                       (In thousands)
                                                                  March 31,     December 31,
                                                                    2002            2001
                                                                  ---------     ------------
                                 ASSETS
Cash and cash equivalents                                         $ 21,926         23,665
Federal funds sold                                                     276             --
Investment securities available-for-sale, at fair value             57,991         59,964
Mortgage-backed securities available-for-sale, at fair value       179,212        176,340
Investment securities held-to-maturity, fair value $13,048
  at March 31, 2002 and $9,894 December 31, 2001                    13,436          9,916
Mortgage-backed securities held-to-maturity, fair value
  $261 at March 31, 2002 and $282 at December 31, 2001                 260            270
Federal Home Loan and Federal Reserve Bank stock, restricted         3,989          3,951
Loans held for sale                                                 14,821         20,530
Loans                                                              455,423        422,058
Allowance for loan losses                                           (4,593)        (4,269)
-----------------------------------------------------------------------------------------
                        Loans, net                                 450,830        417,789
-----------------------------------------------------------------------------------------
Premises and equipment, net                                         10,297         10,545
Accrued interest receivable                                          3,905          3,620
Mortgage servicing rights                                            2,512          2,254
Foreclosed assets, net                                               4,939          3,037
Other assets                                                         3,998          3,970
-----------------------------------------------------------------------------------------
                                                                  $768,392        735,851
-----------------------------------------------------------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                                          $ 60,289         52,852
     Interest-bearing                                              584,659        564,399
-----------------------------------------------------------------------------------------
                          Total deposits                           644,948        617,251
   Repurchase agreements                                             3,200          3,200
   Long-term debt and other borrowings                              79,608         76,568
   Accrued interest payable                                          1,249          1,661
   Other liabilities                                                 2,829          1,761
-----------------------------------------------------------------------------------------
                          Total liabilities                        731,834        700,441
-----------------------------------------------------------------------------------------
Stockholders' equity:
   Common stock, No par value. Authorized
   500,000,000 shares; issued 7,902,724 and 7,843,241
   at March 31, 2002 and December 31, 2001,
   respectively                                                     12,070         11,597
   Accumulated other comprehensive loss, net of tax                 (1,352)           (94)
   Unearned compensation related to outstanding
   restricted stock awards                                            (243)            --
   Retained earnings                                                26,083         23,907
-----------------------------------------------------------------------------------------
                          Total stockholders' equity                36,558         35,410
-----------------------------------------------------------------------------------------
                                                                  $768,392        735,851
-----------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited and in thousands except for per share data)

                                                                     Three Months Ended
                                                                         March 31,
                                                                     2002          2001
                                                                    -------       ------
Interest income:
   Interest and fees on loans                                       $ 8,365        8,306
   Taxable securities                                                 3,869        3,624
   Tax-exempt securities                                                227          226
   Federal funds sold                                                    17          132
----------------------------------------------------------------------------------------
                     Total interest income                           12,478       12,288
----------------------------------------------------------------------------------------
Interest expense:
   Certificates of deposit over $100,000                              1,579        2,846
   Other deposits                                                     1,905        3,508
   Federal Home Loan Bank advances                                      840          902
   Other borrowed funds                                                 281          451
----------------------------------------------------------------------------------------
                     Total interest expense                           4,605        7,707
----------------------------------------------------------------------------------------
                     Net interest income                              7,873        4,581
Provision for loan losses                                               650          280
----------------------------------------------------------------------------------------
                     Net interest income after
                     provision for loan losses                        7,223        4,301
Other income:
   Service charges on deposit accounts                                  690          572
   Mortgage banking activities                                          822          712
   Other service charges, commissions and fees                          173          271
   Commissions on sale of annuities and brokerage activity              131           87
   Gain on sale of mortgage loans                                        52           --
   Gain on sale of investment securities                                 81          502
----------------------------------------------------------------------------------------
                      Total other income                              1,949        2,144
----------------------------------------------------------------------------------------
Other expenses:
   Salaries and employee benefits                                     2,869        2,474
   Occupancy expense                                                    523          523
   Mortgage banking                                                     353          202
   Furniture and equipment                                              341          326
   Communications and supplies                                          151          174
   Advertising and marketing                                            106          104
   FDIC and regulatory assessments                                       65           55
   Loss on sale of mortgage loans                                        --           34
   Foreclosed assets, net                                               226           --
   Other                                                                543          458
----------------------------------------------------------------------------------------
                      Total other expenses                            5,177        4,350
----------------------------------------------------------------------------------------
                      Income before income taxes                      3,995        2,095
Provision for income taxes                                            1,385          736
----------------------------------------------------------------------------------------
                      NET INCOME                                    $ 2,610        1,359
----------------------------------------------------------------------------------------
NET INCOME PER SHARE - BASIC                                        $  0.33         0.17
----------------------------------------------------------------------------------------
NET INCOME PER SHARE - DILUTED                                      $  0.30         0.16
----------------------------------------------------------------------------------------
Dividends declared per share                                          0.055        0.053
Weighted average shares outstanding:
Basic                                                                 7,859        7,800
Diluted                                                               8,655        8,261

                FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                                       (In thousands)
                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                    2002           2001
                                                                                  --------        -------
Cash flows from operating activities:
   Net income                                                                     $  2,610          1,359
   Adjustments to reconcile net income to net cash
     provided  by (used in) operating activities:
     Depreciation, amortization and accretion                                         (114)           172
     Provision for loan losses                                                         650            280
     Loans originated for sale                                                     (35,167)       (23,976)
     Proceeds from sale of loans                                                    40,928         17,309
     Gain on sale of investment securities                                             (81)          (502)
     (Gain) loss on sale of loans                                                      (52)            34
     Loss on foreclosed assets                                                         226             --
     Increase in accrued interest receivable                                          (285)          (247)
     Decrease in accrued interest payable                                             (412)          (949)
     Increase in other liabilities                                                   1,065            733
     Increase in other assets                                                       (2,019)          (121)
---------------------------------------------------------------------------------------------------------
                   Net cash provided by (used in) operating activities               7,349         (5,908)
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   (Increase) decrease in federal funds sold                                          (276)            34
   Proceeds from maturities of securities available-for-sale                        15,333         64,667
   Proceeds from sale of securities available-for-sale                              14,650         11,895
   Proceeds from maturities of securities held-to-maturity                             490             10
   Purchases of securities available-for-sale                                      (32,459)       (87,282)
   Purchase of securities held-to-maturity                                          (3,841)            --
   Purchase of Federal Home Loan and Federal Reserve stock                             (38)           (57)
   Net increase in loans                                                           (33,691)        (9,672)
   Proceeds from sale of foreclosed assets                                             272             --
   Purchases of premises and equipment, net                                            (64)          (843)
---------------------------------------------------------------------------------------------------------
                    Net cash used in investing activities                          (39,624)       (21,248)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities
   Net proceeds from issuance of common stock                                          230             23
   Dividends paid                                                                     (431)          (410)
   Increase in deposits                                                             27,697         25,441
   Decrease in repurchase agreements                                                    --         (1,321)
   Increase (decrease) in other borrowings                                           3,040             (3)
---------------------------------------------------------------------------------------------------------
                    Net cash provided by financing activities                       30,536         23,730
---------------------------------------------------------------------------------------------------------

                    Net (decrease) increase in cash and cash equivalents            (1,739)        (3,426)
Cash and cash equivalents at beginning of period                                    23,665         18,976
---------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                        $ 21,926         15,550
---------------------------------------------------------------------------------------------------------
Cash payments for interest                                                        $  5,017          8,656
Cash payments for income taxes                                                    $    134             92
---------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                         FRANKLIN FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Financial Corporation and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. During the quarter ended March 31, 2002, there were no significant changes to those accounting policies except as it relates to the Company's stock based compensation plans.

During the quarter ended March 31, 2002, the Company issued stock under its Key Employee Restricted Stock Plan for the first time since its inception. The Company accounts for restricted stock grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, the Company calculates compensation expense as the difference between the market price of the underlying stock on the date of the grant and the purchase price, if any, and recognizes such amount on a straight-line basis over the restriction period in which the restricted stock is earned by the recipient.

NOTE C - DIVIDENDS

In February 2002, the Company's Board of Directors declared a $.055 per share cash dividend payable on April 5, 2002.

NOTE D - SEGMENTS

The Company's reportable segments are determined based on management's internal reporting approach, which is by operating subsidiaries. The reportable segments of the Company are comprised of Franklin National Bank (the "Bank") segment, excluding its subsidiaries, and the Mortgage Banking segment, Franklin Financial Mortgage.

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

"All Other" segment consists of the Company's insurance and securities subsidiaries and the bank holding company operations which do not meet the quantitative threshold for separate disclosure. The revenue earned by the insurance and securities subsidiaries is reported in other income in the consolidated financial statements and the revenue earned by the bank holding company consists of intercompany transactions that are eliminated in consolidation.

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

                       THREE MONTHS ENDED MARCH 31, 2002


                                                            MORTGAGE
(In thousands)                                BANK           BANKING       ALL OTHER     ELIMINATIONS     CONSOLIDATED
                                            --------        --------       ---------     ------------     ------------

Total interest income                       $ 12,285         $   233        $   674         $  (714)        $ 12,478
Total interest expense                         4,397              43            492            (327)           4,605
                                            --------         -------        -------         -------         --------
Net interest income                            7,888             190            182            (387)           7,873
Provision for loan losses                        650              --             --              --              650
                                            --------         -------        -------         -------         --------
Net interest income
   after provision                             7,238             190            182            (387)           7,223
                                            --------         -------        -------         -------         --------
Total other income                               862             875          2,849          (2,637)           1,949
Total other expense                            4,010             953            536            (322)           5,177
                                            --------         -------        -------         -------         --------
Income before taxes                            4,090             112          2,495          (2,702)           3,995
Provision for income taxes                     1,432              38           (85)             --            1,385
                                            --------         -------        -------         -------         --------
Net income                                  $  2,658         $    74        $ 2,580         $(2,702)        $  2,610
                                            ========         =======        =======         =======         ========

OTHER SIGNIFICANT ITEMS
   Total assets                             $747,196         $19,036        $78,065         $(75,905)       $768,392
   Depreciation, amortization
    and accretion                               (315)            166             35              --             (114)

REVENUES FROM EXTERNAL CUSTOMERS
   Total interest income                    $ 12,245         $   233             --              --         $ 12,478
   Total other income                            862             875            212              --            1,949
                                            --------         -------        -------         -------         --------
     Total income                           $ 13,107         $ 1,108        $   212              --         $ 14,427
                                            ========         =======        =======         =======         ========

REVENUES FROM AFFILIATES
   Total interest income                    $     40              --        $   674         $  (714)              --
   Total other income                             --              --          2,637          (2,637)              --
                                            --------         -------        -------         -------
     Total income                           $     40              --        $ 3,311         $(3,351)              --
                                            ========         =======        =======         =======

                       THREE MONTHS ENDED MARCH 31, 2001

                                                           MORTGAGE
(In thousands)                                BANK          BANKING       ALL OTHER      ELIMINATIONS    CONSOLIDATED
                                            --------       --------       ---------      ------------    ------------

Total interest income                       $ 12,122        $   229        $   839         $  (902)        $ 12,288
Total interest expense                         7,353            135            851            (632)           7,707
                                            --------        -------        -------         -------         --------
Net interest income                            4,769             94            (12)           (270)           4,581
Provision for loan losses                        280             --             --              --              280
                                            --------        -------        -------         -------         --------
Net interest income
   after provision                             4,489             94            (12)           (270)           4,301
                                            --------        -------        -------         -------         --------
Total other income                             1,266            712          1,648          (1,482)           2,144
Total other expense                            3,442            715            460            (267)           4,350
                                            --------        -------        -------         -------         --------
Income before taxes                            2,313             91          1,176          (1,485)           2,095
Provision for income taxes                       855             31           (150)             --              736
                                            --------        -------        -------         -------         --------
Net income (loss)                           $  1,458        $    60        $ 1,326         $(1,485)        $  1,359
                                                            =======        =======         =======         ========

OTHER SIGNIFICANT ITEMS
   Total assets                             $610,259        $19,697        $73,305         $(71,580)       $631,685
   Depreciation, amortization
     and accretion                                28            115             29              --              172

REVENUES FROM EXTERNAL CUSTOMERS
   Total interest income                    $ 12,059        $   229             --              --         $ 12,288
   Total other income                          1,266            712            166              --            2,144
                                            --------        -------        -------         -------         --------
     Total income                           $ 13,325        $   941        $   166              --         $ 14,432
                                            ========        =======        =======         =======         ========

REVENUES FROM AFFILIATES
   Total interest income                    $     63             --        $   839         $  (902)              --
   Total other income                             --             --          1,482          (1,482)              --
                                            --------        -------        -------         -------
     Total income                           $     63             --        $ 2,321         $(2,384)              --
                                            ========        =======        =======         =======

NOTE E - TRUST PREFERRED SECURITIES

During 2000, the Company issued $16 million of trust preferred securities through Franklin Capital Trust I, a Delaware business trust and wholly owned subsidiary of the Company. These securities pay cumulative cash distributions at a quarterly variable rate of three-month LIBOR plus 3.50% of the liquidation amount of $1,000 per preferred security on a quarterly basis beginning October 15, 2000. These securities have a thirty-year maturity and may be redeemed by the Company upon the earlier of five years or the occurrence of certain other events. The Company received net proceeds of $15.2 million from the offering, which it used to repay approximately $5.0 million of indebtedness under its line of credit, purchase investment securities as part of a leverage program to offset the interest expense associated with the Trust Preferred Securities, and for general corporate purposes, including capital investments in the Bank. Subject to certain limitations, the Trust Preferred Securities qualify as Tier 1 capital and are carried in Long-term Debt and Other Borrowings on the Company's Consolidated Balance Sheet. As a result of the Trust Preferred Securities offering, the Company initiated a leverage program to enhance margins and offset the interest expense associated with the Trust Preferred Securities. During the third quarter of 2000, the Company purchased approximately $81.3 million in investment securities as part of the leverage program. The leverage program was funded by $52.0 million in Federal Home Loan Bank advances, $10.5 million received in the Trust Preferred Securities offering and $18.8 million in deposit growth. The Company plans to utilize cashflow from the investment securities to assist with future loan growth.

NOTE F - LOANS

In addition to the disclosures included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, related to loans and allowance for loan losses, the following represents information regarding non-accrual loans and loans past due 90 days or more still accruing interest as required by the adoption of Statement of Position ("SOP") 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others during the quarter ended March 31, 2002.

                                                     March 31,      March 31,
                                                       2002           2001
                                                       ----           ----
                                                         (in thousands)
Loans accounted for on a non-accrual basis            $ 756          $  346
Accruing loans which are contractually past due
  90 days or more as to principal and interest          812           1,446
  payments


NOTE G - MORTGAGE BANKING

The Company's mortgage banking subsidiary has net worth requirements with the U.S. Department of Housing and Urban Development and Federal Home Loan Mortgage Corporation of $250,000. The Company exceeds this requirement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank represents virtually all of the assets of the Company. The Bank, located in Franklin, Tennessee, opened in December of 1989 and continues to experience substantial growth. The Bank has nine full service branches. In August 1996, the Bank opened an insurance subsidiary, Franklin Financial Insurance. In October 1997, the Bank opened a financial services subsidiary, Franklin Financial Securities. The financial services subsidiary offers financial planning and securities brokerage services through Legg Mason Financial Partners. In December 1997, the Bank began operating its mortgage division as a separate subsidiary, Franklin Financial Mortgage. In August 1998, the mortgage subsidiary opened a retail mortgage origination office in Chattanooga, Tennessee. Franklin Financial Mortgage originates, sells and services wholesale and retail mortgage loans. In June 2000, the Company formed Franklin Capital Trust I, a Delaware business trust and wholly owned subsidiary of the Company, for the purpose of issuing Trust Preferred Securities to the public. In December 2000, the Company received approval from the Federal Reserve Bank to convert from a bank holding company to a financial holding company to allow the Company additional avenues for growth opportunities. In May 2001, the Company's stock began trading on the NASDAQ National Market under the symbol "FNFN".

FINANCIAL CONDITION

Total assets have increased $32.8 million, or 4.4%, since December 31, 2001, to a total of $768.4 million at March 31, 2002. The growth in assets has been funded primarily by a $27.7 million increase in deposits and net income of $2.6 million. Total deposits were $644.9 million at March 31, 2002.

The Bank continues to experience excellent loan demand as demonstrated by the growth in net loans of $33.0 million, or 7.9%, since December 31, 2001. Loans held for sale decreased $5.7 million, or 27.8%, since December 31, 2001. The decrease is predominately due to a decrease in mortgage loan originations in the mortgage banking segment as a result of a stabilizing interest rate environment in the first quarter of 2002. The allowance for loan losses increased $324,000, or 7.6%, since December 31, 2001, to $4.6 million or approximately 0.98% of total loans at March 31, 2002. The increase is primarily the result of growth in the loan portfolio and does not reflect a decline in asset quality. The Company has seen significant growth in construction and commercial real estate loans, which carry a higher reserve factor. Management believes that the level of the allowance for loan losses is adequate at March 31, 2002. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. The allowance is below the Bank's peer group average as a percentage of loans. However, the current level of allowance for loan losses is primarily based on the fact that the Bank's past due loans, at 0.5% of total loans at March 31, 2002, are substantially below the peer group average. At March 31, 2002, the Bank had nonaccrual loans of $756,000 compared to nonaccrual loans of $1.0 million at December 31,2001. At March 31, 2002, the Bank had loans that were specifically classified as impaired of approximately $7.4 million compared to $7.0 million at December 31, 2001. The allowance for loan losses related to impaired loans was $847,000 at March 31, 2002. The average carrying value of impaired loans was approximately $8.5 million for the three-month period ended March 31, 2002. Interest income of approximately $123,000 was recognized on these impaired loans during the three-month period ended March 31, 2002.

At March 31, 2002 the cost of securities classified as available-for-sale exceeded the fair value of the securities by $2.3 million. At December 31, 2001 the cost of securities classified as available-for-sale exceeded the fair value of the securities by $157,000. As a result, an unrealized loss net of taxes of $1.4 million and $94,000 at March 31, 2002 and December 31, 2001, respectively, is included in "Accumulated Other Comprehensive Income" in the stockholders' equity section of the balance sheet. The unrealized loss is primarily due to economic market conditions for the three months ended March 31, 2002.

Securities available-for-sale increased $1.2 million, or 0.5%, during the three months ended March 31, 2002 due to overall Bank growth. Securities held-to-maturity increased $3.5 million, or 34.5%, due to the purchase of zero coupon agencies during the first quarter of 2002 which were classified as held-to-maturity instead of available-for-sale as such securities have been historically classified. Net premises and equipment decreased by $248,000, or 2.4%, since December 31, 2001 primarily due to depreciation expense offset slightly by increases in equipment. Accrued interest receivable increased $285,000, or 7.9%, since December 31, 2001. This increase is due to the combined increase of $32.0 million in loans and securities since December 31, 2001, offset partially by significantly lower interest rates. Foreclosed assets increased $1.9 million, or 62.6%, since December 31, 2001. The increase is the result of a foreclosure on a $2.5 million loan on the last business day of the first quarter, offset partially by a foreclosed property sale of $393,000 and a valuation allowance of $205,000 established on another property. The Bank currently has a pending contract on the $2.5 million foreclosure.

Accrued interest payable decreased $412,000, or 24.8%, since December 31, 2001. The decrease is due to a significant decrease in interest rates during 2001, offset partially by an increase in deposits. Other liabilities increased $1.1 million, or 60.6%, during the three months ended March 31, 2002. The increase is due to an increase of $1.3 million in accrued taxes. Long-term debt and other borrowings increased $3.0 million, or 4.0%, since December 31, 2001 due to temporary federal funds purchased of $3.7 million, offset partially by the Company's repayment of a note to a correspondent bank on a branch facility. Stockholders' equity increased $1.1 million, or 3.2%, from December 31, 2001 to March 31, 2002. The increase is primarily attributable to $2.6 million in net income, offset partially by a $1.3 million decrease in other accumulated comprehensive income and $434,000 in dividends declared. Unearned compensation of $243,000 was also recorded due to the issuance of restricted stock. The restricted stock was issued as part of the Key Employee Restricted Stock Plan and vests over a period of four years. The unearned compensation will be amortized on a straight-line basis over the four year vesting period of the restricted stock.

LIQUIDITY AND CAPITAL RESOURCES

Management continuously monitors the Bank's liquidity, and strives to maintain an asset/liability mix that provides the highest possible net interest margin without taking undue risk with regard to asset quality or liquidity. Liquidity management involves meeting the funds flow requirements of customers who may withdraw funds on deposit or have need to obtain funds to meet their credit needs. Banks in general must maintain adequate cash balances to meet daily cash flow requirements as well as satisfy the reserves required by applicable regulations. The cash balances held are one source of liquidity. Other sources of liquidity are provided by the investment portfolio, federal funds purchased, Federal Home Loan Bank advances, sales of loan participations, loan payments, brokered and public funds deposits and the Company's ability to borrow funds, as well as issue new capital.

Management believes that liquidity is at an adequate level with cash and due from banks of $21.9 million at March 31, 2002. Loans and securities scheduled to mature within one year exceeded $269.1 million at March 31, 2002, which should provide further liquidity. In addition, approximately $237.2 million of securities are classified as available-for-sale to help meet liquidity needs should they arise. The Company has lines of credit of $10.0 million with lending institutions and the Bank is approved to borrow up to $10.0 million in funds from the Federal Home Loan Bank through overnight advances and $52.0 million in federal funds lines to assist with capital and liquidity needs. The Company had $1.9 million in borrowings against its line of credit and the Bank had $3.7 million in federal funds purchased at March 31, 2002. In February and August, 1998 the Bank entered into long term convertible Federal Home Loan Bank advances with a ten year maturity and one year call option totaling $6.0 million. During the fourth quarter of 1999, these advances converted to variable rate advances, which reprice quarterly based on 90-day LIBOR. As part of the leverage program, during the third quarter of 2000 the Bank entered into three long-term convertible Federal Home Loan Bank advances. One advance of $25.0 million has a ten year maturity with a three year call option. The other two advances totaling $27.0 million have a five year maturity with a one year call option. After the three and one year call options, these advances may be converted by the Federal Home Loan Bank from a fixed to a variable rate. The Bank has the right to repay the advances on the date of conversion to a variable rate without penalty. The Bank has $3.2 million outstanding in repurchase agreements to further develop its relationship with customers. The Bank has approximately $69.4 million in brokered deposits at March 31, 2002 to help fund strong loan demand. The majority of these brokered deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank's core deposit base.

Approximately $45.1 million in loan commitments are expected to be funded within the next six months. Furthermore, the Bank has approximately $65.7 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded. Commitments may be funded by core or brokered deposits, cash flow from the securities portfolio or other funding sources which the Bank maintains.

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

Management monitors the Company's asset and liability positions in order to maintain a balance between rate- sensitive assets and rate-sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company's liquidity is adequate at March 31, 2002. Other than as set forth above, there are no known trends, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities, which if they were to be implemented, would have a material adverse effect on the Company's liquidity, capital resources or results of operations.

Net cash flow provided by operating activities was $7.3 million for the first three months of 2002. The sale of loans exceeded loans originated for sale by $5.8 million for the three months ended March 31, 2002. The majority of this change in cash flow is due to the decrease of loan originations as compared to the sale of loans in the mortgage banking segment during the three months ended March 31, 2002. The increase in cash flow is also due to an increase in other liabilities of $1.1 million in the first three months of 2002. The increase in cash flow was partially offset by an increase in other assets of $2.1 million and a decrease in accrued interest payable of $412,000 for the three months ended March 31, 2002.

Net cash used in investing activities was $39.6 million for the three months ended March 31, 2002, which was largely due to the banking segment. The increase in the change in net loans was $33.7 million for the first three months of 2002. The net investment portfolio also increased $5.8 million for the three months ended March 31, 2002.

Net cash provided by financing activities was $30.5 million for the first three months of 2002. The increase in cash flow is primarily due to an increase in deposits of $27.7 million in the first three months of 2002 and an increase of $3.0 million in other borrowings offset partially by $431,000 of dividends paid.

Equity capital exceeded regulatory requirements at March 31, 2002, at 6.7% of average assets. The Company and the Bank's minimum capital requirements and compliance with the same are shown in the following table.

                     LEVERAGE CAPITAL           TIER 1 CAPITAL          TOTAL RISK-BASED CAPITAL
                   -------------------        -------------------       ------------------------

                   REGULATORY                 REGULATORY                  REGULATORY
                     MINIMUM    ACTUAL          MINIMUM    ACTUAL           MINIMUM      ACTUAL
                   ----------   ------        ----------   ------         ----------     ------
Company               3.0%       6.7%             4.0%      9.8%             8.0%        11.3%

Bank                  3.0%       6.7%             4.0%      9.8%             8.0%        11.0%

RESULTS OF OPERATIONS

The Company had net income of $2.6 million in the first quarter of 2002 compared to net income of $1.4 million for the same period in 2001, an increase of $1.3 million, or 92.1%.

Total interest income increased $190,000, or 1.5%, in the three months ended March 31, 2002 compared to the same period in 2001. Total interest expense decreased $3.1 million, or 40.2%, for the three months ended March 31, 2002 compared to the same period in 2001. The increase in total interest income is primarily attributable to the increase in average earning assets of $134.7 million, or 23.4%, for the first three months of 2002 compared to 2001, offset by a significant decrease in interest rates. The increase in total interest income is primarily due to the banking segment. The decrease in total interest expense is primarily due to the significant decrease in interest rates during 2001 offset by an increase in average interest-bearing liabilities of $119.0 million, or 22.2%, at March 31, 2002 as compared to the same period in 2001. The banking segment continues to experience strong deposit rate competition. The Company had a net interest margin of 4.44% for the first quarter of 2002 compared to 3.19% for the same period in 2001. The increase in net interest margin is due to significant decreases in short-term interest rates. As short-term interest rates decrease, a significant portion of the Bank's loan portfolio reprices immediately. The Bank currently has a relatively short-term certificate of deposit portfolio which has supported the net interest margin in the declining rate environment.

The provision for loan losses was $650,000 and $280,000 for the three months ended March 31, 2002 and 2001, respectively. While the Bank's asset quality remains good, increases in the provision for loan losses continue to be needed as a result of growth in the Bank's loan portfolio. Net charge-offs were $326,000, or .07%, of average loans outstanding at March 31, 2002 compared to net charge-offs of $40,000, or .01%, of average loans outstanding at March 31, 2001. The Bank had $905,000 of problem loan relationships which resulted in a portion of the increase in the provision for loan losses. The Bank charged-off $274,000 for one of the problem loans during the first quarter of 2002. This problem loan was fully reserved at March 31, 2002.

Total other income was $1.9 million in the first quarter of 2002, a decrease of $195,000, or 9.1%, from $2.1 million for the same period in 2001. The decrease was largely attributable to a decrease of $421,000, or 83.9%, in the gain on the sale of investment securities and a decrease of $98,000, or 36.2%, in other service charges, commissions and fees. The decrease in other service charges commissions and fees is due to a $131,000 decrease in fees on covered call options written on Treasury securities. These decreases are partially offset by an increase of $110,000, or 15.4%, in loan origination fees related to the mortgage banking segment, an increase of $118,000, or 20.6%, in service charges on deposit accounts and an increase of $44,000, or 50.6%, in commissions on the sale of annuities and brokerage activity. Mortgage servicing rights income contributed $408,000 and $207,000 for the three months ended March 31, 2002 and 2001, respectively, to the total income for the mortgage banking segment. While mortgage loan origination volume has decreased from its significant fourth quarter 2001 levels, first quarter 2002 volumes exceeded volumes in first quarter 2001.

Total other expenses increased $827,000, or 19.0%, during the first quarter of 2002 as compared to the same period in 2001. Salaries and employee benefits increased $395,000, or 16.0%, primarily due to the hiring of additional lending personnel in the banking segment. Salaries and employee benefits expense for the mortgage banking segment was $457,000 for the three months ended March 31, 2002 compared to $352,000 for the same period in 2001. The increase is attributable to an increase in commission expense from $124,000 in the first quarter of 2001 to $171,000 in the first quarter of 2002 due to the increase in mortgage loan originations and an increase in support staff areas. Mortgage banking expenses increased $151,000, or 74.8%, from the first three months of 2001 to the first three months of 2002 primarily due to an increase in mortgage correspondent pricing related to the increase in loan originations. Foreclosed asset expense increased $226,000, or 100%, for the three months ended March 31, 2002 as compared to the same period in 2001. The increase is due to a $205,000 valuation allowance on a piece of foreclosed property and a $21,000 loss on the sale of foreclosed property. Other expenses have increased as a result of the overall growth of the banking segment.

ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain other intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The adoption of SFAS Nos. 141 and 142 did not have a significant effect on the financial position or results of operations of the Company.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used; and (ii) measurement of the impairment of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a significant effect on the financial position or results of operations of the Company.

In December 2001, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. SOP 01-6 clarifies accounting and financial reporting practices for lending and finance activities, eliminates distinctions between what constitutes a finance company and financing activities and conforms differences among the accounting and financial reporting guidance provided in various AICPA Audit and Accounting Guides. The objective of SOP 01-6 is to improve the consistency in accounting and reporting by banks, savings institutions, credit unions, finance companies, mortgage companies and certain activities of insurance companies. SOP 01-6 is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SOP 01-6 on January 1, 2002. The adoption of SOP 01-6 did not change any of the Company's accounting policies, however certain additional financial statement disclosures were required. Such disclosures have been included in the notes to the consolidated financial statements as of and for the three months ended March 31, 2002.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-bearing liabilities subject to repricing over a specified period and the amount of change in individual interest rates. The liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable net interest income levels. An increasing interest rate environment negatively impacts earnings as the Company's rate sensitive liabilities generally reprice faster than its rate sensitive assets. Conversely, in a decreasing interest rate environment, earnings are positively impacted. This potential asset/liability mismatch in pricing is referred to as "gap" and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one-year time horizon between .7 and 1.3. At March 31, 2002, the Company had a gap ratio of ..8 for the one-year period ending March 31, 2003. Thus, over the next twelve months, slightly more rate sensitive liabilities will reprice than rate sensitive assets.

A 200 basis point decrease in interest rates spread evenly during the next twelve months is estimated to cause an increase in net interest income of $254,000 as compared to net interest income if interest rates were unchanged during the next twelve months. In comparison, a 200 basis point increase in interest rates spread evenly during the next twelve months is estimated to cause a decrease in net interest income of $2.7 million, as compared to net interest income if rates were unchanged during the next twelve months.

As discussed above, this level of variation is within the Company's acceptable limits. This simulation analysis assumed that savings and checking interest rates had a low correlation to changes in market rates of interest and that certain asset prepayments changed as refinancing incentives evolved. Further, in the event of a change in such magnitude in interest rates, the Company's asset and liability management committee would likely take actions to further mitigage its exposure to the change. However, given the uncertainty of specific conditions and corresponding actions which would be required, the analysis assumed no change in the Company's asset/liability composition.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 24, 2000, Jerrold S. Pressman filed a complaint in the U.S. District Court for the Middle District of Tennessee, against Franklin National Bank and Gordon E. Inman, Chairman of the Board of the Company and the Bank, alleging breach of contract, tortious interference with contract, fraud, and civil conspiracy in connection with the denial of a loan to a potential borrower involved in a real estate transaction. The Bank and Mr. Inman filed their answers in this matter on September 18, 2000, and a motion for Summary Judgment on October 10, 2000. The Court denied the Bank's motion for Summary Judgment on February 15, 2001. On July 27, 2001, the Bank and Mr. Inman filed a second motion for Summary Judgment. The Court granted in part and denied in part the Bank and Mr. Inman's motion for Summary Judgment on October 5, 2001. The case was set for trial to begin on March 5, 2002; however, on February 22, 2002, the Court, on it's own Motion, continued the trial until September 10, 2002. Mr. Pressman's amended complaint seeks compensatory damages in an amount not to exceed $20 million and punitive damages in an amount not to exceed $40 million from each defendant. The Bank and Mr. Inman deny all of the allegations and will vigorously defend the action. Management believes that the claims alleged by Mr. Pressman are frivolous and without merit, the Company has meritorious defenses against these actions, and the chances for recovery by Mr. Pressman are remote. Legal counsel believes each of the Company's defenses has factual and legal merit and each is supported by competent and admissible evidence.

On September 1, 2000, Highland Capital, Inc. filed a complaint in the U.S. District Court for the Middle District of Tennessee, against Franklin National Bank alleging that the Bank required Highland Capital, Inc. to purchase stock in Franklin Financial Corporation, the Bank's holding parent holding company, in conjunction with Highland Capital, Inc.'s efforts to obtain a loan from the Bank in violation of 12 U.S.C. ss. 1972, which prohibits certain tying arrangements. Highland Capital, Inc. is seeking an unspecified amount of damages in an amount not to exceed $2 million, plus attorney's fees and costs. The bank filed an answer in the matter on September 19, 2000. On July 20, 2001, the Bank filed a motion for Summary Judgment. On November 19, 2001, the Magistrate Judge to whom the case has been assigned, issued a report regarding the Bank's motion for Summary Judgment recommending that the Motion be granted and the complaint be dismissed. On March 21, 2002, the Court granted the Bank's motion for Summary Judgment and dismissed Highland Capital, Inc.'s case with prejudice. On April 12, 2002, Highland Capital, Inc. filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit.

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

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       FRANKLIN FINANCIAL CORPORATION

Dated: May 15, 2002      By: /s/ Richard E. Herrington
       ------------          --------------------------------------------------
                             Richard E. Herrington, President and Chief
                             Executive Officer (principal executive officer)



Dated: May 15, 2002      By: /s/ Lisa L. Musgrove
       ------------          --------------------------------------------------
                             Lisa L. Musgrove, Senior Vice President and
                             Chief Financial Officer (principal financial
                             officer)