Form 10-K/A
period 2001-12-31
FRANKLIN FINANCIAL CORP /TN/
filed 2002-06-28
CIK 846903

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
of the Securities Exchange Act of 1934:

Common Stock, no par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (3,206,657 shares) on March 15, 2002 was approximately $64,165,207, based on the closing price of the registrant’s common stock as reported on the NASDAQ National Market on March 15, 2002. For the purposes of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock, as of March 15, 2002: 7,857,724 shares of no par value common stock.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
Independent Auditors' Consent
Employees Retirement Savings Plan

The following items are amended:

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as set forth below:

Part IV, Item 14(a) of the above-referenced Form 10-K is amended to include as Exhibit 99 the information required by Form 11-K with respect to the Franklin Financial Employees Retirement Savings Plan (the “Plan”), which exhibit is filed as part of the above-referenced Form 10-K in lieu of a separate filing of an Annual Report on Form 11-K for the Plan for the fiscal year ended December 31, 2001, in accordance with Rule 15d-21.

Exhibit 23.1 Consent of Crowe, Chizek and Company LLP

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN FINANCIAL CORPORATION

By: /s/ Richard E. Herrington Richard E. Herrington President and Chief Executive Officer

Date: June 28, 2002