Form 10-Q
period 2002-06-30
FRANKLIN FINANCIAL CORP /TN/
filed 2002-08-14
CIK 846903

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended	Commission File Number:

June 30, 2002	0-24133

FRANKLIN FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1376024 (I.R.S. Employer Identification No.)

230 Public Square, Franklin, Tennessee (Address of principal executive offices)	37064 (Zip Code)

Registrant’s telephone number, including area code	(615)790-2265

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

Yes          No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, No Par Value Class	7,907,231 Outstanding at August 13, 2002

PART I. — FINANCIAL INFORMATION

Item I. Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	(In thousands)
	June 30,	December 31,
	2002	2001
Assets
Cash and cash equivalents	$22,811	23,665

Federal funds sold	1,386	—

Investment securities available-for-sale, at fair value	57,081	59,964

Mortgage-backed securities available-for-sale, at fair value	175,595	176,340

Investment securities held-to-maturity, fair value $13,190 at June 30, 2002 and $9,894 December 31, 2001	13,759	9,916

Mortgage-backed securities held-to-maturity, fair value $221 at June 30, 2002 and $282 at December 31, 2001	210	270

Federal Home Loan and Federal Reserve Bank stock, restricted	4,030	3,951

Loans held for sale	9,281	20,530

Loans	484,340	422,058

Allowance for loan losses	(4,972)	(4,269)

Loans, net	479,368	417,789

Premises and equipment, net	10,100	10,545

Accrued interest receivable	3,759	3,620

Mortgage servicing rights	2,736	2,254

Foreclosed assets, net	1,899	3,037

Other assets	3,484	3,970

	$785,499	735,851

Liabilities and Stockholders’ Equity

Liabilities:

Deposits:

Noninterest-bearing	$61,552	52,852

Interest-bearing	590,978	564,399

Total deposits	652,530	617,251

Repurchase agreements	2,138	3,200

Long-term debt and other borrowings	86,301	76,568

Accrued interest payable	1,178	1,661

Other liabilities	1,856	1,761

Total liabilities	744,003	700,441

Stockholders’ equity:

Common stock, No par value. Authorized 500,000,000 shares; issued 7,906,731 and 7,843,241 at June 30, 2002 and December 31, 2001, respectively	12,089	11,597

Accumulated other comprehensive gain (loss), net of tax	1,458	(94)

Unearned compensation related to outstanding restricted stock awards	(206)	—

Retained earnings	28,155	23,907

Total stockholders’ equity	41,496	35,410

	$785,499	735,851

See Notes to Consolidated Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited and in thousands except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001
Interest income:
Interest and fees on loans	$8,768	8,482	17,133	16,788

Taxable securities	3,693	3,855	7,562	7,479

Tax-exempt securities	254	157	481	383

Federal funds sold	4	67	21	199

Total interest income	12,729	12,561	25,197	24,849

Interest expense:

Certificates of deposit over $100,000	1,381	2,795	2,960	5,640

Other deposits	1,930	3,132	3,835	6,641

Federal Home Loan Bank advances	853	891	1,693	1,793

Other borrowed funds	321	424	602	875

Total interest expense	4,485	7,242	9,090	14,949

Net interest income	8,234	5,319	16,107	9,900

Provision for loan losses	800	310	1,450	590

Net interest income after provision for loan losses	7,434	5,009	14,657	9,310

Other income:

Service charges on deposit accounts	698	628	1,388	1,200

Mortgage banking activities	814	816	1,636	1,528

Other service charges, commissions and fees	166	146	339	417

Commissions on sale of annuities and brokerage activity	130	99	261	189

Gain on sale of mortgage loans	74	—	126	—

Gain on sale of investment securities	82	302	163	804

Total other income	1,964	1,991	3,913	4,138

Other expenses:

Salaries and employee benefits	2,943	2,569	5,812	5,043

Occupancy expense	525	513	1,048	1,036

Mortgage banking	335	285	688	487

Furniture and equipment	347	366	688	692

Communications and supplies	163	169	314	342

Advertising and marketing	99	91	205	195

FDIC and regulatory assessments	68	56	133	111

Loss on sale of mortgage loans	—	124	—	158

Foreclosed assets, net	577	5	803	5

Other	535	572	1,079	1,034

Total other expenses	5,592	4,750	10,770	9,103

Income before income taxes	3,805	2,250	7,800	4,345

Income taxes	1,299	819	2,684	1,555

Net income	$2,506	1,431	5,116	2,790

Net income per share – basic	$0.32	0.18	0.65	0.36

Net income per share — diluted	$0.28	0.17	0.58	0.34

Dividends declared per share	0.055	0.0525	0.11	0.105

Weighted average shares outstanding:

Basic	7,906	7,818	7,883	7,809

Diluted	8,858	8,272	8,754	8,262

See Notes to Consolidated Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated	Unamortized
	Common Stock				Other	Cost of
			Comprehensive	Retained	Comprehensive	Restricted
	Shares	Amount	Income (Loss)	Earnings	Income (Loss)	Stock Awards	Total

BALANCE — JANUARY 1, 2001	7,800	$11,479		$18,663	$588	—	$30,730

Comprehensive income:

Net Income			2,790	2,790			2,790

Other comprehensive income, net of tax:

Unrealized holding loss on securities arising (net of tax of $264)			(430)

Less: Reclassification adjustment for gains included in net income (net of $306 tax)			498

Other comprehensive income			68		68		68

Comprehensive income			2,858

Exercise of stock options and issuance of common stock	19	28					28

Tax benefit of stock options exercised

Cash dividend declared; $.105 per share				(820)			(820)

BALANCE — JUNE 30, 2001	7,819	$11,507		$20,633	$656	—	$32,796

BALANCE — JANUARY 1, 2002	7,843	$11,597		$23,907	$(94)	—	$35,410

Comprehensive income:

Net Income			5,116	5,116			5,116

Other comprehensive income, net of tax:

Unrealized holding gains on securities arising (net of tax of $889)			1,451

Less: Reclassification adjustment for gains included in net income (net of $62 tax)			101

Other comprehensive income			1,552		1,552		1,552

Comprehensive income			6,668

Issuance of restricted stock	14	236				(236)	0

Exercise of stock options and issuance of common stock	50	256					286

Amortization of unearned restricted stock compensation						30

Tax benefit of stock options exercised

Cash dividend declared; $.11 per share				(868)			(868)

BALANCE — JUNE 30, 2002	7,907	$12,089		$28,155	$1,458	$(206)	$41,496

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	(In thousands)
	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:

Net income	$5,116	2,790

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation, amortization and accretion	(89)	302

Provision for loan losses	1,450	590

Loans originated for sale	(70,871)	(57,647)

Proceeds from sale of loans	82,681	54,466

Gain on sale of investment securities	(163)	(804)

(Gain) loss on sale of loans	(147)	158

Loss on foreclosed assets	803	5

Loss (gain) on sale of premises and equipment	16	(8)

(Increase) decrease in accrued interest receivable	(139)	322

Decrease in accrued interest payable	(483)	(939)

Decrease in other liabilities	(881)	(94)

Increase in other assets	(2,873)	(1,545)

Net cash provided by (used in) operating activities	14,420	(2,404)

Cash flows from investing activities:

(Increase) decrease in federal funds sold	(1,386)	614

Proceeds from maturities of securities available-for-sale	29,415	87,669

Proceeds from sale of securities available-for-sale	27,404	29,554

Proceeds from maturities of securities held-to-maturity	653	43

Purchases of securities available-for-sale	(49,676)	(134,209)

Purchase of securities held-to-maturity	(4,113)	—

Purchase of Federal Home Loan and Federal Reserve stock	(79)	(117)

Net increase in loans	(63,443)	(39,324)

Proceeds from sale of foreclosed assets	2,772	40

Purchases of premises and equipment, net	(192)	(809)

Net cash used in investing activities	(58,645)	(56,539)

Cash flows from financing activities

Net proceeds from issuance of common stock	286	28

Dividends paid	(865)	(820)

Increase in deposits	35,279	57,591

Decrease in repurchase agreements	(1,062)	(1,321)

Increase (decrease) in other borrowings	9,733	(19)

Net cash provided by financing activities	43,371	55,459

Net (decrease) increase in cash and cash equivalents	(854)	(3,484)

Cash and cash equivalents at beginning of period	23,665	18,976

Cash and cash equivalents at end of period	$22,811	15,492

Cash payments for interest	$15,432	15,888

Cash payments for income taxes	$3,424	1,943

See Notes to Consolidated Financial Statements

FRANKLIN FINANCIAL CORPORATION
Notes to Unaudited Consolidated Financial Statements

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Financial Corporation and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. During the six months ended June 30, 2002, there were no significant changes to those accounting policies except as they relate to the Company’s stock-based compensation plans.

During the six months ended June 30, 2002, the Company issued stock under its Key Employee Restricted Stock Plan for the first time since its inception. The Company accounts for restricted stock grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, the Company calculates compensation expense as the difference between the market price of the underlying stock on the date of the grant and the purchase price, if any, and recognizes such amount on a straight-line basis over the restriction period in which the restricted stock is earned by the recipient.

Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 classification.

NOTE C — DIVIDENDS

In May 2002, the Company’s Board of Directors declared a $.055 per share cash dividend payable on July 5, 2002.

NOTE D – SEGMENTS

The Company’s reportable segments are determined based on management’s internal reporting approach, which is by operating subsidiaries. The reportable segments of the Company are comprised of the Franklin National Bank (the “Bank”) segment, excluding its subsidiaries, and the Mortgage Banking segment, Franklin Financial Mortgage.

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

The “All Other” segment consists of the Company’s insurance and securities subsidiaries and the bank holding company operations which do not meet the quantitative threshold for separate disclosure. The revenue earned by the insurance and securities subsidiaries is reported in other income in the consolidated financial statements and the revenue earned by the bank holding company consists of intercompany transactions that are eliminated in consolidation.

No transactions with a single customer contributed 10% or more of the Company’s total revenue. The accounting policies for each segment are the same as those used by the Company. The segments include overhead allocations and intercompany transactions that were recorded at estimated market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results of the two reportable segments of the Company are included in the following table.

	Six Months Ended June 30, 2002

		Mortgage
(In thousands)	Bank	Banking	All Other	Eliminations	Consolidated

Total interest income	$24,852	$428	$1,354	$(1,437)	$25,197

Total interest expense	8,671	80	997	(658)	9,090

Net interest income	16,181	348	357	(779)	16,107

Provision for loan losses	1,450	—	—	—	1,450

Net interest income after provision	14,731	348	357	(779)	14,657

Total other income	1,709	1,762	5,955	(5,513)	3,913

Total other expense	8,419	1,925	1,071	(645)	10,770

Income before taxes	8,021	185	5,241	(5,647)	7,800

Provision for income taxes	2,783	67	(166)	—	2,684

Net income	$5,238	$118	$5,407	$(5,647)	$5,116

Other significant items

Total assets	$769,366	$13,921	$81,452	$(79,271)	$785,468

Depreciation, amortization and accretion	(516)	359	68	—	(89)

Revenues from external customers

Total interest income	$24,769	$428	—	—	$25,197

Total other income	1,709	1,762	442	—	3,913

Total income	$26,478	$2,190	$442	—	$29,110

Revenues from affiliates

Total interest income	$83	—	$1,354	$(1,437)	—

Total other income	—	—	5,513	(5,513)	—

Total income	$83	—	$6,867	$(6,950)	—

	Six Months Ended June 30, 2001

		Mortgage
(In thousands)	Bank	Banking	All Other	Eliminations	Consolidated

Total interest income	$24,434	$531	$1,633	$(1,749)	$24,849

Total interest expense	14,261	280	1,627	(1,219)	14,949

Net interest income	10,173	251	6	(530)	9,900

Provision for loan losses	590	—	—	—	590

Net interest income after provision	9,583	251	6	(530)	9,310

Total other income	2,275	1,528	3,402	(3,067)	4,138

Total other expense	7,022	1,654	995	(568)	9,103

Income before taxes	4,836	125	2,413	(3,029)	4,345

Provision for income taxes	1,816	44	(305)	—	1,555

Net income (loss)	$3,020	$81	$2,718	$(3,029)	$2,790

Other significant items

Total assets	$644,491	$15,981	$72,241	$(70,473)	$662,240

Depreciation, amortization and accretion	9	236	57	—	302

Revenues from external customers

Total interest income	$24,318	$531	—	—	$24,849

Total other income	2,275	1,528	335	—	4,138

Total income	$26,593	$2,059	$335	—	$28,987

Revenues from affiliates

Total interest income	$116	—	$1,633	$(1,749)	—

Total other income	—	—	3,067	(3,067)	—

Total income	$116	—	$4,700	$(4,816)	—

NOTE E – TRUST PREFERRED SECURITIES

During 2000, the Company issued $16 million of trust preferred securities through Franklin Capital Trust I, a Delaware business trust and wholly owned subsidiary of the Company. These securities pay cumulative cash distributions at a quarterly variable rate of three-month LIBOR plus 3.50% of the liquidation amount of $1,000 per preferred security on a quarterly basis beginning October 15, 2000. These securities have a thirty-year maturity and may be redeemed by the Company upon the earlier of five years or the occurrence of certain other events. The Company received net proceeds of $15.2 million from the offering, which it used to repay approximately $5.0 million of indebtedness under its line of credit, purchase investment securities as part of a leverage program to offset the interest expense associated with the Trust Preferred Securities, and for general corporate purposes, including capital investments in the Bank. Subject to certain limitations, the Trust Preferred Securities qualify as Tier 1 capital and are carried in Long-term Debt and Other Borrowings on the Company’s Consolidated Balance Sheet. As a result of the Trust Preferred Securities offering, the Company initiated a leverage program to enhance margins and offset the interest expense associated with the Trust Preferred Securities. During the third quarter of 2000, the Company purchased approximately $81.3 million in investment securities as part of the leverage program. The leverage program was funded by $52.0 million in Federal Home Loan Bank advances, $10.5 million received in the Trust Preferred Securities offering and $18.8 million in deposit growth. The Company plans to utilize cashflow from the investment securities to assist with future loan growth.

NOTE F – LOANS

In addition to the disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, related to loans and allowance for loan losses, the following represents information regarding non-accrual loans and loans past due 90 days or more still accruing interest as required by the adoption of Statement of Position (“SOP”) 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others during the quarter ended June 30, 2002.

	June 30, 2002	June 30, 2001

	(in thousands)
Loans accounted for on a non-accrual basis	$413	$585

Accruing loans which are contractually past due 90 days or more as to principal and interest payments	754	391

NOTE G – MORTGAGE BANKING

The Company’s mortgage banking subsidiary has net worth requirements with the U.S. Department of Housing and Urban Development and Federal Home Loan Mortgage Corporation of $250,000. The Company exceeds this requirement.

NOTE H – SUBSEQUENT EVENTS

On July 23, 2002, the Company signed a definitive Affiliation Agreement which provides for the acquisition of the Company by Fifth Third Bancorp, an Ohio corporation (“Fifth Third”) through the merger of the Company with and into a wholly owned subsidiary of Fifth Third. The Board of Directors of the Company approved the Affiliation Agreement and the transactions contemplated thereby.

As a result of the merger, each shareholder of the Company will receive, on a tax-free basis, between 0.3832 and 0.4039 shares of common stock of Fifth Third for each share of Company common stock owned, with the exact ratio to be determined based on the average closing price of the common stock of Fifth Third for the ten consecutive trading days ending on the fifth trading day preceding the closing of the merger. The transaction is expected to close in the fourth quarter of 2002 and is subject to the approval of the Company's shareholders and normal regulatory approvals. The terms of the Affiliation Agreement are more fully described the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 25, 2002, which report also contains a copy of the Affiliation Agreement.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank represents virtually all of the assets of the Company. The Bank, located in Franklin, Tennessee, opened in December of 1989 and continues to experience substantial growth. The Bank has nine full service branches. In August 1996, the Bank opened an insurance subsidiary, Franklin Financial Insurance. In October 1997, the Bank opened a financial services subsidiary, Franklin Financial Securities. The financial services subsidiary offers financial planning and securities brokerage services through Legg Mason Financial Partners. In December 1997, the Bank began operating its mortgage division as a separate subsidiary, Franklin Financial Mortgage. In August 1998, the mortgage subsidiary opened a retail mortgage origination office in Chattanooga, Tennessee. Franklin Financial Mortgage originates, sells and services wholesale and retail mortgage loans. In June 2000, the Company formed Franklin Capital Trust I, a Delaware business trust and wholly owned subsidiary of the Company, for the purpose of issuing Trust Preferred Securities to the public. In December 2000, the Company received approval from the Federal Reserve Bank to convert from a bank holding company to a financial holding company to allow the Company additional avenues for growth opportunities. In May 2001, the Company’s stock began trading on the NASDAQ National Market under the symbol “FNFN”.

Recent Developments

On July 23, 2002, the Company signed a definitive Affiliation Agreement which provides for the acquisition of the Company by Fifth Third Bancorp, an Ohio corporation (“Fifth Third”) through the merger of the Company with and into a wholly owned subsidiary of Fifth Third. The Board of Directors of the Company approved the Affiliation Agreement and the transactions contemplated thereby.

As a result of the merger, each shareholder of the Company will receive, on a tax-free basis, between 0.3832 and 0.4039 shares of common stock of Fifth Third for each share of Company common stock owned, with the exact ratio to be determined based on the average closing price of the common stock of Fifth Third for the ten consecutive trading days ending on the fifth trading day preceding the closing of the merger. The transaction is expected to close in the fourth quarter of 2002 and is subject to the approval of the Company's shareholders and normal regulatory approvals. The terms of the Affiliation Agreement are more fully described the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 25, 2002, which report also contains a copy of the Affiliation Agreement.

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

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. A loan is considered impaired when management has determined it is possible that all amounts due according to the contractual terms of the loan agreement will not be collected. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

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

These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements included in the Company’s 2001 Annual Report on Form 10-K. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in actual results differing from those estimates.

Financial Condition

Total assets have increased $49.6 million, or 6.7%, since December 31, 2001, to a total of $785.5 million at June 30, 2002. The growth in assets has been funded primarily by a $35.3 million increase in deposits and net income of $5.1 million. Total deposits were $652.5 million at June 30, 2002.

The Bank continues to experience excellent loan demand as demonstrated by the growth in net loans of $61.6 million, or 14.7%, since December 31, 2001. Loans held for sale decreased $11.2 million, or 54.8%, since

December 31, 2001. The decrease is predominately due to a decrease in mortgage loan originations in the mortgage banking segment as a result of a stabilizing interest rate environment in the first half of 2002. The allowance for loan losses increased $703,000, or 16.5%, since December 31, 2001, to $5.0 million or approximately 1.01% of total loans at June 30, 2002. The increase is primarily the result of growth in the loan portfolio and does not reflect a decline in asset quality. The Company has seen significant growth in construction and commercial real estate loans, which carry a higher reserve factor. Management believes that the level of the allowance for loan losses is adequate at June 30, 2002. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. The allowance is below the Bank’s peer group average as a percentage of loans. However, the current level of allowance for loan losses is primarily based on the fact that the Bank’s past due loans, at 1.25% of total loans at June 30, 2002, are below the peer group average. At June 30, 2002, the Bank had non-accrual loans of $413,000 compared to non-accrual loans of $1.0 million at December 31, 2001. At June 30, 2002, the Bank had loans that were specifically classified as impaired of approximately $13.1 million compared to $7.0 million at December 31, 2001. The allowance for loan losses related to impaired loans was $488,000 at June 30, 2002. The average carrying value of impaired loans was approximately $6.8 million for the six-month period ended June 30, 2002. Interest income of approximately $258,000 was recognized on these impaired loans during the six-month period ended June 30, 2002.

At June 30, 2002 the fair value of securities classified as available-for-sale exceeded the cost of the securities by $2.4 million. At December 31, 2001 the cost of securities classified as available-for-sale exceeded the fair value of the securities by $157,000. As a result, an unrealized gain net of taxes of $1.5 million and an unrealized loss net of taxes of $94,000 at June 30, 2002 and December 31, 2001, respectively, is included in “Accumulated Other Comprehensive Income” in the stockholders’ equity section of the balance sheet. The unrealized gain is primarily due to economic market conditions for the six months ended June 30, 2002.

Securities available-for-sale decreased $3.6 million, or 1.5%, during the six months ended June 30, 2002. The decrease was due to cashflow from the investment portfolio being reinvested in loan growth and more securities placed in held-to-maturity than in the past. Securities held-to-maturity increased $3.8 million, or 37.1%, due to the purchase of zero coupon agencies during the first six months of 2002 which were classified as held-to-maturity instead of available-for-sale as such securities have been historically classified. Net premises and equipment decreased by $445,000, or 4.2%, since December 31, 2001 primarily due to depreciation expense offset slightly by increases in equipment. Accrued interest receivable increased $139,000, or 3.8%, since December 31, 2001. This increase is due to the combined increase of $50.6 million in loans and securities since December 31, 2001, offset partially by lower interest rates. Foreclosed assets decreased $1.1 million, or 37.5%, since December 31, 2001. The decrease is the result of a foreclosed property sale of $393,000 and a valuation allowance of $746,000 established on another property.

Accrued interest payable decreased $483,000, or 29.1%, since December 31, 2001. The decrease is due to a significant decrease in interest rates during late 2001, offset partially by an increase in deposits. Long-term debt and other borrowings increased $9.7 million, or 12.7%, since December 31, 2001 due to temporary federal funds purchased of $10.4 million, offset partially by the Company’s repayment of a note to a correspondent bank on a branch facility. Stockholders’ equity increased $6.1 million, or 17.2%, from December 31, 2001 to June 30, 2002. The increase is primarily attributable to $5.1 million in net income and a $1.5 million increase in other accumulated comprehensive income, offset partially by $868,000 in dividends declared. Unearned compensation of $206,000 was also recorded due to the issuance of restricted stock. The restricted stock was issued as part of the Key Employee Restricted Stock Plan and vests over a period of four years. The unearned compensation will be amortized on a straight-line basis over the four year vesting period of the restricted stock.

Liquidity and Capital Resources

Management continuously monitors the Bank’s liquidity, and strives to maintain an asset/liability mix that provides the highest possible net interest margin without taking undue risk with regard to asset quality or liquidity. Liquidity management involves meeting the funds flow requirements of customers who may withdraw funds on deposit or have need to obtain funds to meet their credit needs. Banks in general must maintain adequate cash balances to meet daily cash flow requirements as well as satisfy the reserves required by applicable regulations. The cash balances held are one source of liquidity. Other sources of liquidity are provided by the investment portfolio, federal funds purchased, Federal Home Loan Bank advances, sales of loan participations, loan payments, brokered and public funds deposits and the Company’s ability to borrow funds, as well as issue new capital.

Management believes that liquidity is at an adequate level with cash and due from banks of $22.8 million at June 30, 2002. Loans and securities scheduled to mature within one year exceeded $241.8 million at June 30, 2002, which should provide further liquidity. In addition, approximately $232.7 million of securities are classified as available-for-sale to help meet liquidity needs should they arise. The Company has a line of credit of $10.0 million with a lending institutions and the Bank is approved to borrow up to $10.0 million in funds from the Federal Home Loan Bank through overnight advances and $65.0 million in federal funds lines to assist with capital and liquidity needs. The Company had $1.9 million in borrowings against its line of credit and the Bank had $10.4 million in federal funds purchased at June 30, 2002. In February and August, 1998 the Bank entered into long term convertible Federal Home Loan Bank advances with a ten year maturity and one year call option totaling $6.0 million. During the fourth quarter of 1999, these advances converted to variable rate advances, which reprice quarterly based on 90-day LIBOR. As part of the leverage program, during the third quarter of 2000 the Bank entered into three long-term convertible Federal Home Loan Bank advances. One advance of $25.0 million has a ten year maturity with a three year call option. The other two advances totaling $27.0 million have a five year maturity with a one year call option. After the three and one year call options, these advances may be converted by the Federal Home Loan Bank from a fixed to a variable rate. The Bank has the right to repay the advances on the date of conversion to a variable rate without penalty. The Bank has $2.1 million outstanding in repurchase agreements to further develop its relationship with customers. The Bank has approximately $118.6 million in brokered deposits at June 30, 2002 to help fund strong loan demand. The majority of these brokered deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank’s core deposit base.

Approximately $53.5 million in loan commitments are expected to be funded within the next six months. Furthermore, the Bank has approximately $80.0 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded. Commitments may be funded by core or brokered deposits, cashflow from the securities portfolio or other funding sources which the Bank maintains.

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

Contingencies:

The Company is involved in various legal proceedings in the normal course of business. On August 24, 2000, the Company was served with a suit alleging breach of contract, tortuous interference with contract, fraud and civil conspiracy in connection with the denial of a loan to a potential borrower involved in a real estate transaction. The plaintiff seeks compensatory damages not to exceed $20 million and punitive damages not to exceed $40 million. The Company made an offer of settlement in the amount of $75,000 calculated on a cost-of-defense basis. The plaintiff responded by offering to settle for $10 million. The Company denied the plaintiff’s offer and increased its settlement offer to $76,500. The case is scheduled for trial on September 10, 2002. Management and legal counsel believe the claims are frivolous and without merit and the Company has meritorious defenses against these actions. No provision has been made in the accompanying financial statements for the ultimate resolution of this matter.

Management monitors the Company’s asset and liability positions in order to maintain a balance between rate- sensitive assets and rate-sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company’s liquidity is adequate at June 30, 2002. Other than as set forth above, there are no known trends, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities, which if they were to be implemented, would have a material adverse effect on the Company’s liquidity, capital resources or results of operations.

Net cash flow provided by operating activities was $14.4 million for the first six months of 2002. The sale of loans exceeded loans originated for sale by $11.8 million for the six months ended June 30, 2002. The majority of this change in cash flow is due to the decrease of loan originations as compared to the sale of loans in the mortgage banking segment during the six months ended June 30, 2002. The increase in cash flow was partially offset by an increase in other assets of $2.9 million and a decrease in other liabilities of $881,000 for the six months ended June 30, 2002.

Net cash used in investing activities was $58.6 million for the six months ended June 30, 2002, which was largely due to the banking segment. The increase in the change in net loans was $63.4 million for the first six months of 2002. The cash used in investing activities was offset partially by a decrease in the net investment portfolio of $3.7 million and proceeds from the sale of foreclosed assets of $2.8 million for the six months ended June 30, 2002.

Net cash provided by financing activities was $43.4 million for the first six months of 2002. The increase in cash flow is primarily due to an increase in deposits of $35.3 million in the first six months of 2002 and an increase of $9.7 million in other borrowings offset partially by a decrease in repurchase agreements of $1.1 million and $865,000 of dividends paid.

Equity capital exceeded regulatory requirements at June 30, 2002, at 6.9% of average assets. The Company and the Bank’s minimum capital requirements and compliance with the same are shown in the following table.

	Leverage Capital		Tier 1 Capital		Total Risk-Based Capital

	Regulatory		Regulatory		Regulatory
	Minimum	Actual	Minimum	Actual	Minimum	Actual

Company	3.0%	6.9%	4.0%	10.0%	8.0%	11.5%

Bank	3.0%	6.8%	4.0%	10.0%	8.0%	11.3%

Results of Operations

The Company had net income of $2.5 million in the second quarter and $5.1 million for the first six months of 2002 compared to net income of $1.4 million and $2.8 million for the same periods in 2001. Net income for the second quarter and six months ended June 30, 2002 increased $1.1 million, or 75.1%, and $2.3 million, or 83.4%, respectively.

Total interest income increased $159,000, or 1.3%, in the three months ended June 30, 2002 and $348,000, or 1.4%, for the six months ended June 30, 2002 compared to the same periods in 2001. Total interest expense decreased $2.8 million, or 38.1%, for the three months ended June 30, 2002 and $5.9 million, or 39.2% for the six months ended June 30, 2002 compared to the same periods in 2001. The increase in total interest income is primarily attributable to the increase in average earning assets of $132.3 million, or 22.4%, for the first six months of 2002 compared to 2001, offset by a significant decrease in interest rates. The increase in total interest income is primarily due to the banking segment. The decrease in total interest expense is primarily due to the significant decrease in interest rates during late 2001 offset by an increase in average interest-bearing liabilities of $119.3 million, or 21.8%, at June 30, 2002 as compared to the same period in 2001. The banking segment continues to experience strong deposit rate competition. The Company had a net interest margin of 4.49% for the second quarter of 2002 and 4.46% for the six months ended June 30, 2002 compared to 3.50% and 3.36%, respectively, for the same periods in 2001. The increase in net interest margin is due to significant decreases in short-term interest rates. As short-term interest rates decrease, a significant portion of the Bank’s loan portfolio reprices immediately. The Bank currently has a relatively short-term certificate of deposit portfolio which has supported the net interest margin in the declining rate environment.

The provision for loan losses was $800,000 and $310,000 for the three months ended June 30, 2002 and 2001, respectively. The year-to-date provision is $1.5 million for the six months ended June 30, 2002 as compared to $590,000 for the same period in 2001. While the Bank’s asset quality remains good, increases in the provision for loan losses continue to be needed as a result of growth in the Bank’s loan portfolio. Net charge-offs were $747,000, or .17%, of average loans outstanding at June 30, 2002 compared to net charge-offs of $38,000, or ..01%, of average loans outstanding at June 30, 2001. The Bank had $905,000 of problem loan relationships which resulted in a portion of the increase in the provision for loan losses. The Bank charged-off $590,000 for two of the problem loans during the first half of 2002. The problem loans were fully reserved at June 30, 2002.

Total other income was $1.96 million in the second quarter of 2002, a decrease of $28,000, or 1.4%, from $1.99 million for the same period in 2001. The decrease was largely attributable to a decrease of $220,000, or 72.8%, in the gain on the sale of investment securities offset partially by an increase of $20,000, or 13.7%, in other service charges, commissions and fees and an increase of $31,000, or 31.3%, in commissions on sale of annuities and brokerage activity. Total other income of $3.9 million for the six months ended June 30, 2002 decreased $225,000, or 5.4%, from $4.1 million from the same period in 2001. The decrease is primarily due to decreases of $641,000, or 79.7%, in the gain on sale of investment securities and $78,000, or 18.9%, in other service charges commissions and fees. The decrease in other service charges, commissions and fees is due to a $131,000 decrease in call option fees related to covered calls written on Treasury Notes. These decreases are partially offset by an increase of $108,000, or 7.1%, in loan origination fees related to the mortgage banking segment, an increase of $188,000, or 15.7%, in service charges on deposit accounts and an increase of $72,000, or 38.1%, in commissions on the sale of annuities and brokerage activity. Mortgage servicing rights income contributed $333,000 and $326,000 for the six months ended June 30, 2002 and 2001, respectively, to the total income for the mortgage banking segment. While mortgage loan origination volume has decreased from its significant fourth quarter 2001 levels, first six months of 2002 volumes exceeded volumes in the same period in 2001.

Total other expenses increased $842,000, or 17.7%, during the second quarter of 2002 as compared to the same period in 2001. Total other expenses increased $1.7 million, or 18.3%, for the six months ended June 30, 2002 as compared to the same period in 2001. Salaries and employee benefits increased $769,000, or 15.2%, primarily due to the hiring of additional lending personnel in the banking segment. Salaries and employee benefits expense for the mortgage banking segment was $951,000 for the six months ended June 30, 2002 compared to $747,000 for the same period in 2001. The increase is attributable to an increase in commission expense from $286,000 in the first half of 2001 to $342,000 in the first half of 2002 due to the increase in mortgage loan originations and an increase in support staff areas. Mortgage banking expenses increased $201,000, or 41.3%, from the first six months of 2001 to the first six months of 2002 primarily due to an increase in mortgage correspondent pricing related to the increase in loan originations. Foreclosed asset expense increased $798,000, or 15960%, for the six months ended June 30, 2002 as compared to the same period in 2001. The increase is due to a $746,000 valuation allowance on a piece of foreclosed property and a $52,000 loss on the sale of other foreclosed property. Other expenses have increased as a result of the overall growth of the banking segment.

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

In December 2001, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. SOP 01-6 clarifies accounting and financial reporting practices for lending and finance activities, eliminates distinctions between what constitutes a finance company and financing activities and conforms differences among the accounting and financial reporting guidance provided in various AICPA Audit and Accounting Guides. The objective of SOP 01-6 is to improve the consistency in accounting and reporting by banks, savings institutions, credit unions, finance companies, mortgage companies and certain activities of insurance companies. SOP 01-6 is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SOP 01-6 on January 1, 2002. The adoption of SOP 01-6 did not change any of the Company’s accounting policies, however certain additional financial statement disclosures were required. Such disclosures have been included in the notes to the consolidated financial statements as of and for the six months ended June 30, 2002.

In July, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires entities to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which required entities to recognize costs associated with exit or disposal activities at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact, if any, the adoption of SFAS No. 146 will have on its financial position and results of operations.

In April, 2002, the FASB issued implementation guidance related to Derivatives Implementation Group (DIG) Issue No. C13, When a Loan Commitment Is Included in the Scope of Statement 133. DIG Issue No. C13 requires loan commitments that relate to the origination or acquisition of mortgage loans that will be held for resale be accounted for as derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. DIG Issue No. C13 was effective for the Company on July 1, 2002. The adoption of DIG Issue No. C13 on July 1, 2002 will be a gain which will be reflected as a cumulative effect of a change in accounting principle of approximately $103,000, net of tax.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of the Company, its business and the industry as a whole. These forward looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company’s financial performance and could cause actual results for fiscal 2002 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-bearing liabilities subject to repricing over a specified period and the amount of change in individual interest rates. The liquidity and maturity structure of the Company’s assets and liabilities are important to the maintenance of acceptable net interest income levels. An increasing interest rate environment negatively impacts earnings as the Company’s rate sensitive liabilities generally reprice faster than its rate sensitive assets. Conversely, in a decreasing interest rate environment, earnings are positively impacted. This potential asset/liability mismatch in pricing is referred to as “gap” and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one-year time horizon between .7 and 1.3. At June 30, 2002, the Company had a gap ratio of .7 for the one-year period ending June 30, 2003. Thus, over the next twelve months, slightly more rate sensitive liabilities will reprice than rate sensitive assets.

A 200 basis point decrease in interest rates spread evenly during the next twelve months is estimated to cause an increase in net interest income of $186,000 as compared to net interest income if interest rates were unchanged during the next twelve months. In comparison, a 200 basis point increase in interest rates spread evenly during the next twelve months is estimated to cause a decrease in net interest income of $186,000, as compared to net interest income if rates were unchanged during the next twelve months.

As discussed above, this level of variation is within the Company’s acceptable limits. This simulation analysis assumed that savings and checking interest rates had a low correlation to changes in market rates of interest and that certain asset prepayments changed as refinancing incentives evolved. Further, in the event of a change in such magnitude in interest rates, the Company’s asset and liability management committee would likely take actions to further mitigate its exposure to the change. However, given the uncertainty of specific conditions and corresponding actions which would be required, the analysis assumed no change in the Company’s asset/liability composition.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 24, 2000, Jerrold S. Pressman filed a complaint in the U.S. District Court for the Middle District of Tennessee, against Franklin National Bank and Gordon E. Inman, Chairman of the Board of the Company and the Bank, alleging breach of contract, tortious interference with contract, fraud, and civil conspiracy in connection with the denial of a loan to a potential borrower involved in a real estate transaction. The Bank and Mr. Inman filed their answers in this matter on September 18, 2000, and a motion for Summary Judgment on October 10, 2000. The Court denied the Bank’s motion for Summary Judgment on February 15, 2001. On July 27, 2001, the Bank and Mr. Inman filed a second motion for Summary Judgment. The Court granted in part and denied in part the Bank and Mr. Inman’s motion for Summary Judgment on October 5, 2001. The case was set for trial to begin on March 5, 2002; however, on February 22, 2002, the Court, on it’s own Motion, continued the trial until September 10, 2002. Mr. Pressman’s amended complaint seeks compensatory damages in an amount not to exceed $20 million and punitive damages in an amount not to exceed $40 million from each defendant. On August 5, 2002, the Bank filed a Notice of Supplemental Authority and Request for Reconsideration of Judicial Estoppel Ruling. The Bank and Mr. Inman deny all of the allegations and will vigorously defend the action. Management further believes that the claims alleged by Mr. Pressman are frivolous and without merit, the Company has meritorious defenses against these actions, and the chances for recovery by Mr. Pressman are remote.

On September 1, 2000, Highland Capital, Inc. filed a complaint in the U.S. District Court for the Middle District of Tennessee, against Franklin National Bank alleging that the Bank required Highland Capital, Inc. to purchase stock in Franklin Financial Corporation, the Bank’s parent holding company, in conjunction with Highland Capital, Inc.’s efforts to obtain a loan from the Bank in violation of 12 U.S.C. § 1972, which prohibits certain tying arrangements. Highland Capital, Inc. is seeking an unspecified amount of damages in an amount not to exceed $2 million, plus attorney’s fees and costs. The bank filed an answer in the matter on September 19, 2000. On July 20, 2001, the Bank filed a motion for Summary Judgment. On November 19, 2001, the Magistrate Judge to whom the case has been assigned, issued a report regarding the Bank’s motion for Summary Judgment recommending that the Motion be granted and the complaint be dismissed. On March 21, 2002, the Court granted the Bank’s motion for Summary Judgment and dismissed Highland Capital, Inc.’s case with prejudice. On April 12, 2002, Highland Capital, Inc. filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. On July 10, 2002, the Bank responded with the filing of Proof Brief of Appellee Franklin National Bank.

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

Item 6. Exhibits and Reports on Form 8-K

	(a)	Exhibits.

Exhibit No.		Description of Exhibit

2.1		Affiliation Agreement, dated as of July 23, 2002, by and among Fifth Third Bancorp, Fifth Third Financial Corporation and Franklin Financial Corporation (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on July 25, 2002)

99.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN FINANCIAL CORPORATION

Dated:	August 14, 2002	By:	/s/ Richard E. Herrington

Richard E. Herrington, President and Chief Executive Officer (principal executive officer)

Dated:	August 14, 2002	By:	/s/ Lisa L. Musgrove

Lisa L. Musgrove, Senior Vice President and Chief Financial Officer (principal financial officer)