Form 10-Q
period 2002-09-30
FRANKLIN FINANCIAL CORP /TN/
filed 2002-11-12
CIK 846903

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended	Commission File Number:
September 30, 2002	0-24133

FRANKLIN FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Tennessee	62-1376024

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 Public Square, Franklin, Tennessee	37064

(Address of principal executive offices)	(Zip Code)

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

Yes   ☒    No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, No Par Value	7,909,751

Class	Outstanding at November 6, 2002

PART I. — FINANCIAL INFORMATION

Item I. Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	(In thousands)
	September 30,	December 31,
	2002	2001

Assets
Cash and cash equivalents	$27,117	23,665
Federal funds sold	1,636	—
Investment securities available-for-sale, at fair value	46,672	59,964
Mortgage-backed securities available-for-sale, at fair value	178,903	176,340
Investment securities held-to-maturity, fair value $10,774 at September 30, 2002 and $9,894 December 31, 2001	10,773	9,916
Mortgage-backed securities held-to-maturity, fair value $201 at September 30, 2002 and $282 at December 31, 2001	202	270
Federal Home Loan and Federal Reserve Bank stock, restricted	4,073	3,951
Loans held for sale	19,232	20,530
Loans	517,131	422,058
Allowance for loan losses	(5,407)	(4,269)

Loans, net	511,724	417,789

Premises and equipment, net	9,952	10,545
Accrued interest receivable	3,753	3,620
Mortgage servicing rights	3,148	2,254
Foreclosed assets, net	565	3,037
Other assets	3,388	3,970

	$821,138	735,851

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$67,255	52,852
Interest-bearing	614,775	564,399

Total deposits	682,030	617,251
Repurchase agreements	200	3,200
Long-term debt and other borrowings	87,285	76,568
Accrued interest payable	1,323	1,661
Other liabilities	3,940	1,761

Total liabilities	774,778	700,441

Stockholders’ equity:
Common stock, No par value. Authorized 500,000,000 shares; issued 7,908,231 and 7,843,241 at September 30, 2002 and December 31, 2001, respectively	12,106	11,597
Accumulated other comprehensive gain (loss), net of tax	3,460	(94)
Unearned compensation related to outstanding restricted stock awards	(192)	—
Retained earnings	30,986	23,907

Total stockholders’ equity	46,360	35,410

	$821,138	735,851

See Notes to Consolidated Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited and in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest income:
Interest and fees on loans	$9,028	8,700	26,161	25,488
Taxable securities	3,429	3,847	10,991	11,326
Tax-exempt securities	263	147	744	530
Federal funds sold	29	69	50	268

Total interest income	12,749	12,763	37,946	37,612

Interest expense:
Certificates of deposit over $100,000	1,320	2,570	4,280	8,210
Other deposits	2,020	2,817	5,855	9,458
Federal Home Loan Bank advances	856	886	2,549	2,679
Other borrowed funds	268	373	870	1,248

Total interest expense	4,464	6,646	13,554	21,595

Net interest income	8,285	6,117	24,392	16,017
Provision for loan losses	760	360	2,210	950

Net interest income after provision for loan losses	7,525	5,757	22,182	15,067
Other income:
Service charges on deposit accounts	749	601	2,137	1,801
Mortgage banking activities	1,144	686	2,780	2,214
Other service charges, commissions and fees	129	166	467	583
Commissions on sale of annuities and brokerage activity	113	91	374	286
Gain on sale of mortgage loans	675	18	801	—
Gain on sale of investment securities	428	281	591	1,085

Total other income	3,238	1,843	7,150	5,969

Other expenses:
Salaries and employee benefits	3,042	2,636	8,854	7,679
Occupancy expense	531	516	1,579	1,552
Mortgage banking	388	300	1,076	787
Furniture and equipment	330	357	1,018	1,049
Communications and supplies	159	161	473	503
Advertising and marketing	102	98	307	293
FDIC and regulatory assessments	69	59	202	170
Loss on sale of mortgage loans	—	—	—	140
Foreclosed assets, net	2	—	805	5
Merger expenses	360	—	360	—
Other	681	557	1,759	1,597

Total other expenses	5,664	4,684	16,433	13,775

Income before income taxes	5,099	2,916	12,899	7,261
Income taxes	1,833	1,074	4,517	2,629

Net income	$3,266	1,842	8,382	4,632

Net income per share – basic	$0.41	0.24	1.06	0.59

Net income per share — diluted	$0.37	0.22	0.95	0.56

Dividends declared per share	0.055	0.0525	0.165	0.1575
Weighted average shares outstanding:
Basic	7,908	7,821	7,891	7,813
Diluted	8,844	8,435	8,785	8,328

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated	Unamortized
	Common Stock				Other	Cost of
			Comprehensive	Retained	Comprehensive	Restricted
	Shares	Amount	Income (Loss)	Earnings	Income (Loss)	Stock Awards	Total

BALANCE — JANUARY 1, 2001	7,800	11,479		18,663	588	—	30,730
Comprehensive income:
Net Income			4,632	4,632			4,632
Other comprehensive income, net of tax:
Unrealized holding gain on securities arising (net of tax of $821)			1,340
Less: Reclassification adjustment for gains included in net income (net of $412 tax)			673
Other comprehensive income			2,013		2,013		2,013
Comprehensive income			6,645
Exercise of stock options and issuance of common stock	22	43					43
Cash dividend declared; $.1575 per share				(1,231)			(1,231)
BALANCE — SEPTEMBER 30, 2001	7,822	11,522		22,064	2,601	—	36,187
BALANCE — JANUARY 1, 2002	7,843	11,597		23,907	(94)	—	35,410
Comprehensive income:
Net Income			8,382	8,382			8,382
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising (net of tax of $1,954)			3,188
Less: Reclassification adjustment for gains included in net income (net of $225 tax)			366
Other comprehensive income			3,554		3,554		3,554
Comprehensive income			11,936
Exercise of stock options and issuance of common stock	51	273				44	317
Issuance of restricted stock	14	236				(236)	0
Cash dividend declared; $.165 per share				(1,303)			(1,303)
BALANCE — SEPTEMBER 30, 2002	7,908	12,106		30,986	3,460	(192)	46,360

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	(In thousands)
	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income	$8,382	4,632
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	55	341
Provision for loan losses	2,210	950
Loans originated for sale	(126,653)	(89,172)
Proceeds from sale of loans	129,187	87,876
Gain on sale of investment securities	(591)	(1,085)
(Gain) loss on sale of loans	(822)	140
Loss on foreclosed assets	805	5
Loss (gain) on sale of premises and equipment	98	(8)
(Increase) decrease in accrued interest receivable	(133)	279
Decrease in accrued interest payable	(338)	(969)
(Decrease) increase in other liabilities	(132)	2,722
Increase in other assets	(3,795)	(2,708)

Net cash provided by operating activities	8,273	3,003

Cash flows from investing activities:
(Increase) decrease in federal funds sold	(1,636)	7,531
Proceeds from sale of securities available-for-sale	65,523	140,953
Proceeds from maturities of securities available-for-sale	42,016	47,050
Proceeds from maturities of securities held-to-maturity	3,809	63
Purchases of securities available-for-sale	(89,287)	(199,271)
Purchase of securities held-to-maturity	(4,114)	—
Purchase of Federal Home Loan and Federal Reserve stock	(122)	(176)
Net increase in loans	(96,559)	(70,063)
Proceeds from sale of foreclosed assets	4,466	40
Purchases of premises and equipment, net	(430)	(856)

Net cash used in investing activities	(76,334)	(74,729)

Cash flows from financing activities
Net proceeds from issuance of common stock	317	43
Dividends paid	(1,300)	(1,230)
Increase in deposits	64,779	68,225
(Decrease) increase in repurchase agreements	(3,000)	1,679
Increase (decrease) in other borrowings	10,717	(27)

Net cash provided by financing activities	71,513	68,690

Net increase (decrease) in cash and cash equivalents	3,452	(3,036)
Cash and cash equivalents at beginning of period	23,665	18,976

Cash and cash equivalents at end of period	$27,117	15,940

Cash payments for interest	$13,892	22,564
Cash payments for income taxes	$4,668	2,076

See Notes to Consolidated Financial Statements

FRANKLIN FINANCIAL CORPORATION
Notes to Unaudited Consolidated Financial Statements

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Financial Corporation and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. During the nine months ended September 30, 2002, there were no significant changes to those accounting policies except as they relate to loan commitments that relate to the origination or acquisition of mortgage loans that will be held for sale.

On July 1, 2002, the Company adopted Derivatives Implementation Group (DIG) Issue No. C13, When a Loan Commitment is Included in the Scope of Statement 133 (“DIG Issue No. C13”). DIG Issue No. C13 is implementation guidance for Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, issued by the Financial Accounting Standards Board in April, 2002 which requires loan commitments that relate to the origination or acquisition of mortgage loans that will be held for sale to be accounted for as derivative financial instruments in accordance with SFAS No. 133, as amended. The adoption of DIG Issue No. C13 on July 1, 2002 was not material to the Company’s consolidated financial statements at that date. A pre-tax gain of approximately $478,000 is included in results of operations for the third quarter of 2002 representing the fair value of loan commitments as of September 30, 2002. The gain or loss resulting from accounting for such loan commitments as derivative financial instruments is reflected in gain or loss on sale of mortgage loans in the accompanying unaudited consolidated statements of income for the three and nine-month periods ended September 30, 2002. The asset resulting from accounting for such loan commitments as derivative financial instruments is reflected in other assets in the accompanying unaudited consolidated balance sheets as of September 30, 2002.

Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 classification.

NOTE C — DIVIDENDS

In September 2002, the Company’s Board of Directors declared a $.055 per share cash dividend payable on October 2, 2002.

NOTE D – SEGMENTS

The Company’s reportable segments are determined based on management’s internal reporting approach, which is by operating subsidiaries. The reportable segments of the Company are comprised of the Franklin National Bank (“Bank”) segment, excluding its subsidiaries, and the Mortgage Banking segment, Franklin Financial Mortgage.

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

The Mortgage Banking segment originates, purchases and sells residential mortgage loans. It sells loan originations into the secondary market, but retains much of the applicable servicing. As a result of the retained servicing, the Mortgage Banking segment capitalizes mortgage servicing rights and amortizes these rights over the estimated lives of the associated loans. Its primary sources of revenue are fees and servicing income, but it also reports interest income earned on warehouse balances waiting for funding. The segment originates retail mortgage loans in the Nashville and Chattanooga, Tennessee metropolitan areas. It also purchases wholesale mortgage loans through correspondent relationships with other banks.

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

Three Months Ended September 30, 2002

		Mortgage
(In thousands)	Bank	Banking	All Other	Eliminations	Consolidated

Total interest income	$12,550	$242	$677	$(720)	$12,749
Total interest expense	4,252	39	501	(328)	4,464

Net interest income	8,298	203	176	(392)	8,285
Provision for loan losses	760	—	—	—	760

Net interest income after provision	7,538	203	176	(392)	7,525

Total other income	1,245	1,823	3,387	(3,217)	3,238
Total other expense	3,986	1,104	896	(322)	5,664

Income before taxes	4,797	922	2,667	(3,287)	5,099
Provision for income taxes	1,742	312	(221)	—	1,833

Net income (loss)	$3,055	$610	$2,888	$(3,287)	$3,266

Other significant items
Total assets	$795,038	$23,947	$86,768	$(84,615)	$821,138
Depreciation, amortization and accretion	(120)	231	33	—	144
Revenues from external customers
Total interest income	$12,507	$242	—	—	$12,749
Total other income	1,245	1,823	170	—	3,238

Total income	$13,752	$2,065	$170	—	$15,987

Revenues from affiliates
Total interest income	$43	$—	$677	$(720)	$—
Total other income	—	—	3,217	(3,217)	—

Total income	$43	$—	$3,894	$(3,937)	$—

Three Months Ended September 30, 2001

		Mortgage
(In thousands)	Bank	Banking	All Other	Eliminations	Consolidated

Total interest income	$12,602	$209	$752	$(800)	$12,763
Total interest expense	6,350	74	686	(464)	6,646

Net interest income	6,252	135	66	(336)	6,117
Provision for loan losses	360	—	—	—	360

Net interest income after provision	5,892	135	66	(336)	5,757

Total other income	978	686	2,147	(1,968)	1,843
Total other expense	3,684	777	541	(318)	4,684

Income before taxes	3,186	44	1,672	(1,986)	2,916
Provision for income taxes	1,218	(12)	(132)	—	1,074

Net income (loss)	$1,968	$56	$1,804	$(1,986)	$1,842

Other significant items
Total assets	$666,832	$13,423	$76,711	$(73,731)	$683,235
Depreciation, amortization and accretion	(127)	137	29	—	39
Revenues from external customers
Total interest income	$12,554	$209	—	—	$12,763
Total other income	978	686	179	—	1,843

Total income	$13,532	$895	$179	—	$14,606

Revenues from affiliates
Total interest income	$48	$—	$752	$(800)	$—
Total other income	—	—	1,968	(1,968)	—

Total income	$48	$—	$2,720	$(2,768)	$—

Nine Months Ended September 30, 2002

		Mortgage
(In thousands)	Bank	Banking	All Other	Eliminations	Consolidated

Total interest income	$37,402	$670	$2,031	$(2,157)	$37,946
Total interest expense	12,923	119	1,498	(986)	13,554

Net interest income	24,479	551	533	(1,171)	24,392
Provision for loan losses	2,210	—	—	—	2,210

Net interest income after provision	22,269	551	533	(1,171)	22,182

Total other income	2,953	3,585	9,342	(8,730)	7,150
Total other expense	12,404	3,029	1,967	(967)	16,433

Income before taxes	12,818	1,107	7,908	(8,934)	12,899
Provision for income taxes	4,525	379	(387)	—	4,517

Net income (loss)	$8,293	$728	$8,295	$(8,934)	$8,382

Other significant items
Total assets	$795,038	$23,947	$86,768	$(84,615)	$821,138
Depreciation, amortization and accretion	(636)	590	101	—	55
Revenues from external customers
Total interest income	$37,276	$670	—	—	$37,946
Total other income	2,953	3,585	612	—	7,150

Total income	$40,229	$4,255	$612	—	$45,096

Revenues from affiliates
Total interest income	$126	$—	$2,031	$(2,157)	$—
Total other income	—	—	8,730	(8,730)	—

Total income	$126	$—	$10,761	$(10,887)	$—

Nine Months Ended September 30, 2001

		Mortgage
(In thousands)	Bank	Banking	All Other	Eliminations	Consolidated

Total interest income	$37,036	$740	$2,385	$(2,549)	$37,612
Total interest expense	20,611	354	2,313	(1,683)	21,595

Net interest income	16,425	386	72	(866)	16,017
Provision for loan losses	950	—	—	—	950

Net interest income after provision	15,475	386	72	(866)	15,067

Total other income	3,248	2,219	5,537	(5,035)	5,969
Total other expense	10,706	2,431	1,524	(886)	13,775

Income before taxes	8,017	174	4,085	(5,015)	7,261
Provision for income taxes	3,034	32	(437)	—	2,629

Net income (loss)	$4,983	$142	$4,522	$(5,015)	$4,632

Other significant items
Total assets	$666,832	$13,423	$76,711	$(73,731)	$683,235
Depreciation, amortization and accretion	(118)	373	86	—	341
Revenues from external customers
Total interest income	$36,872	$740	—	—	$37,612
Total other income	3,248	2,219	502	—	5,969

Total income	$40,120	$2,959	$502	—	$43,560

Revenues from affiliates
Total interest income	$164	$—	$2,385	$(2,549)	$—
Total other income	—	—	5,035	(5,035)	—

Total income	$164	$—	$7,420	$(7,584)	$—

NOTE E – TRUST PREFERRED SECURITIES

During 2000, the Company issued $16 million of trust preferred securities through Franklin Capital Trust I, a Delaware business trust and wholly owned subsidiary of the Company. These securities pay cumulative cash distributions at a quarterly variable rate of three-month LIBOR plus 3.50% of the liquidation amount of $1,000 per preferred security on a quarterly basis beginning October 15, 2000. These securities have a thirty-year maturity and may be redeemed by the Company upon the earlier of five years or the occurrence of certain other events. The Company received net proceeds of $15.2 million from the offering, which it used to repay approximately $5.0 million of indebtedness under its line of credit, purchase investment securities as part of a leverage program to offset the interest expense associated with the Trust Preferred Securities, and for general corporate purposes, including capital investments in the Bank. Subject to certain limitations, the Trust Preferred Securities qualify as Tier 1 capital and are carried in Long-term Debt and Other Borrowings on the Company’s Consolidated Balance Sheet. As a result of the Trust Preferred Securities offering, the Company initiated a leverage program to enhance margins and offset the interest expense associated with the Trust Preferred Securities. During the third quarter of 2000, the Company purchased approximately $81.3 million in investment securities as part of the leverage program. The leverage program was funded by $52.0 million in Federal Home Loan Bank advances, $10.5 million received in the Trust Preferred Securities offering and $18.8 million in deposit growth. The Company plans to utilize cash flow from the investment securities to assist with future loan growth.

NOTE F – LOANS

In addition to the disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 related to loans and allowance for loan losses, the following represents information regarding non-accrual loans and loans past due 90 days or more still accruing interest as required by the adoption of Statement of Position (“SOP”) 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others, during the nine-month period ended September 30, 2002.

	September 30,	September 30,	December 31,
	2002	2001	2001

		(in thousands)
Loans accounted for on a non-accrual basis	$5,204	$479	$1,023
Accruing loans which are contractually past due 90 days or more as to principal and interest payments	173	444	260

NOTE G – MORTGAGE BANKING

The Company’s mortgage banking subsidiary has net worth requirements with the U.S. Department of Housing and Urban Development and Federal Home Loan Mortgage Corporation of $250,000. The Company exceeds this requirement as of September 30, 2002 and December 31, 2001.

Changes in the balance of mortgage servicing rights, net, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Balance — beginning of period	$2,736	$1,605	$2,254	$1,481
Additions	631	225	1,446	548
Amortization	(219)	(121)	(552)	(320)
Impairment adjustment	—	—	—	—

Balance — end of period	$3,148	$1,709	$3,148	$1,709

Accumulated amortization of mortgage servicing rights was approximately $1,942,000 and $1,390,000 at September 30, 2002 and December 31, 2001, respectively.

At September 30, 2002, the weighted-average amortization period of the Company’s mortgage servicing rights was 5.7 years. Projected amortization expense for the gross carrying value of mortgage servicing rights at September 30, 2002 is estimated to be as follows (in thousands):

Remainder of 2002	$246
2003	921
2004	759
2005	558
2006	296
2007	199
After 2007	169

Gross carrying value of mortgage rights	$3,148

NOTE H – DEFINITIVE AFFILIATION AGREEMENT

On July 23, 2002, the Company signed a definitive Affiliation Agreement which provides for the acquisition of the Company by Fifth Third Bancorp, an Ohio corporation (“Fifth Third”) through the merger of the Company with and into a wholly owned subsidiary of Fifth Third. The Board of Directors of the Company approved the Affiliation Agreement and the transactions contemplated thereby.

As a result of the merger, each shareholder of the Company will receive, on a tax-free basis, between 0.3832 and 0.4039 shares of common stock of Fifth Third for each share of Company common stock owned, with the exact ratio to be determined based on the average closing price of the common stock of Fifth Third for the ten consecutive trading days ending on the fifth trading day preceding the closing of the merger. The transaction is expected to close in the first quarter of 2003 and is subject to the approval of the Company’s shareholders and normal regulatory approvals. The terms of the Affiliation Agreement are more fully described in the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 25, 2002, which report also contains a copy of the Affiliation Agreement. On September 10, 2002 the Company filed a Form 8-K regarding an amendment to the Affiliation Agreement between the Company and Fifth Third Bancorp.

NOTE I – CONTINGENCIES

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

The case is scheduled for trial on February 25, 2003. Management believes the claims are frivolous and without merit and the Company has meritorious defenses against these actions and the chances for recovery by the plaintiff are remote. No provision has been made in the accompanying financial statements for the ultimate resolution of this matter.

There are also other legal actions in which the Company is a defendant. Management believes the Company also has meritorious defenses against these claims and intends to defend such actions vigorously. No provision has been made in the consolidated financial statements for the ultimate resolution of these matters.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank represents virtually all of the assets of the Company. The Bank, located in Franklin, Tennessee, opened in December of 1989 and continues to experience substantial growth. The Bank has nine full service branches. In August 1996, the Bank opened an insurance subsidiary, Franklin Financial Insurance. In October 1997, the Bank opened a financial services subsidiary, Franklin Financial Securities. The financial services subsidiary offers financial planning and securities brokerage services through Legg Mason Financial Partners. In December 1997, the Bank began operating its mortgage division as a separate subsidiary, Franklin Financial Mortgage. In August 1998, the mortgage subsidiary opened a retail mortgage origination office in Chattanooga, Tennessee. Franklin Financial Mortgage originates, sells and services wholesale and retail mortgage loans. In September 2000, the Company formed Franklin Capital Trust I, a Delaware business trust and wholly owned subsidiary of the Company, for the purpose of issuing Trust Preferred Securities to the public. In December 2000, the Company received approval from the Federal Reserve Bank to convert from a bank holding company to a financial holding company to allow the Company additional avenues for growth opportunities. In May 2001, the Company’s stock began trading on the NASDAQ National Market under the symbol “FNFN”.

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

As a result of the merger, each shareholder of the Company will receive, on a tax-free basis, between 0.3832 and 0.4039 shares of common stock of Fifth Third for each share of Company common stock owned, with the exact ratio to be determined based on the average closing price of the common stock of Fifth Third for the ten consecutive trading days ending on the fifth trading day preceding the closing of the merger The transaction is expected to close in the first quarter of 2003 and is subject to the approval of the Company’s shareholders and normal regulatory approvals. The terms of the Affiliation Agreement are more fully described the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 25, 2002, which report also contains a copy of the Affiliation Agreement. On September 10, 2002 the Company filed a Form 8-K regarding an amendment to the Affiliation Agreement between the Company and Fifth Third Bancorp.

Critical Accounting Policies

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified two policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to the methodology for the determination of our allowance for loan losses and to the valuation of our mortgage servicing rights.

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

Financial Condition

Total assets increased $85.3 million, or 11.6%, since December 31, 2001, to a total of $821.1 million at September 30, 2002. The growth in assets has been funded primarily by a $64.8 million increase in deposits, a $10.7 million increase in long-term debt and other borrowings and net income of $8.4 million. Total deposits were $682.0 million at September 30, 2002.

The Bank continues to experience excellent loan demand as demonstrated by the growth in net loans of $93.9 million, or 22.5%, since December 31, 2001. Loans held for sale decreased $1.3 million, or 6.3%, since December 31, 2001. The allowance for loan losses increased $1.1 million, or 26.7%, since December 31, 2001, to $5.4 million, or approximately 1.01% of total loans, at September 30, 2002. The increase is primarily the result of growth in the loan portfolio and does not reflect a decline in overall asset quality. The Company has seen significant growth in construction and commercial real estate loans, which carry a higher reserve factor. Management believes that the level of the allowance for loan losses is adequate at September 30, 2002. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. The allowance is below the Bank’s peer group average as a percentage of loans, however the Bank’s past due loans, at 1.99% of total loans at September 30, 2002, have historically been below peer group average. At September 30, 2002, the Bank had non-accrual loans of $5.2 million compared to non-accrual loans of $1.0 million at December 31, 2001. The Bank had one large relationship of $4.7 million that was placed on non-accrual during the third quarter of 2002. Management feels the Bank has adequate collateral on this loan relationship and does not expect to sustain a loss. At September 30, 2002, the Bank had loans that were specifically classified as impaired of approximately $14.7 million compared to $7.0 million at December 31, 2001. The allowance for loan losses related to impaired loans was $712,000 at September 30, 2002 compared to $714,000 at December 31, 2001. The average carrying value of impaired loans was approximately $7.0 million for the nine-month period ended September 30, 2002. Interest income of approximately $59,000 and $177,000 was recognized on these impaired loans during the three and nine-month periods ended September 30, 2002.

At September 30, 2002 the fair value of securities classified as available-for-sale exceeded the cost of the securities by $5.8 million. At December 31, 2001 the cost of securities classified as available-for-sale exceeded the fair value of the securities by $157,000. As a result, an unrealized gain net of taxes of $3.5 million and an unrealized loss net of taxes of $94,000 at September 30, 2002 and December 31, 2001, respectively, is included in “Accumulated Other Comprehensive Income” in the stockholders’ equity section of the balance sheet. The unrealized gain is primarily due to economic market conditions for the nine months ended September 30, 2002.

Securities available-for-sale decreased $10.7 million, or 4.5%, during the nine months ended September 30, 2002. The decrease was due to cash flow from the investment portfolio being reinvested in loan growth and more purchased securities placed in held-to-maturity than in the recent past. Securities held-to-maturity increased $789,000, or 7.7%, due to the purchase of zero coupon agencies during the first nine months of 2002 which were classified as held-to-maturity instead of available-for-sale as such securities have been historically classified. Net premises and equipment decreased by $593,000, or 5.6%, since December 31, 2001 primarily due to depreciation expense offset slightly by purchases of equipment. Accrued interest receivable increased $133,000, or 3.7%, since December 31, 2001. This increase is due to the combined increase of $84.0 million in loans and securities since December 31, 2001, offset partially by lower interest rates. Foreclosed assets decreased $2.5 million, or 81.4%, since December 31, 2001. The decrease is the result of foreclosed property sales of $4.5 million offset partially by additional foreclosures of $2.0 million.

Accrued interest payable decreased $338,000, or 20.3%, since December 31, 2001. The decrease is due to a significant decrease in interest rates during late 2001 and 2002, offset partially by an increase in deposits. Long-term debt and other borrowings increased $10.7 million, or 14.0%, since December 31, 2001 due to temporary federal funds purchased of $11.0 million, offset partially by the Company’s repayment of a note to a correspondent bank on a branch facility. Other liabilities increased $2.2 million, or 123.7%, since December 2001 primarily due to an increase of $2.3 million in deferred taxes related to unrealized holding gains on securities held as available-for-sale. Stockholders’ equity increased $11.0 million, or 30.9%, from December 31, 2001 to September 30, 2002. The increase is primarily attributable to $8.4 million in net income and a $3.6 million increase in other accumulated comprehensive income, offset partially by $1.3 million in dividends declared. Unearned compensation of $192,000 was also recorded due to the issuance of restricted stock. The restricted stock was issued as part of the Company’s Key Employee Restricted Stock Plan and vests over a period of four years. The unearned compensation is being amortized on a straight-line basis over the four-year vesting period of the restricted stock.

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

Management believes that liquidity is at an adequate level with cash and due from banks of $27.1 million at September 30, 2002. Loans and securities scheduled to mature within one year exceeded $297.8 million at September 30, 2002, which should provide further liquidity. In addition, approximately $225.6 million of securities are classified as available-for-sale and could be sold to help meet liquidity needs should they arise. The Company has a line of credit of $10.0 million with a lending institution and the Bank is approved to borrow up to $10.0 million in funds from the Federal Home Loan Bank through overnight advances and $65.0 million in federal funds lines to assist with capital and liquidity needs. The Company had $2.3 million in borrowings against its line of credit and the Bank had $11.0 million in federal funds purchased at September 30, 2002. In February and August, 1998 the Bank entered into long term convertible Federal Home Loan Bank advances with a ten year maturity and a one year call option totaling $6.0 million. During the fourth quarter of 1999, these advances converted to variable rate advances, which reprice quarterly based on 90-day LIBOR. As part of the leverage program, during the third quarter of 2000 the Bank entered into three long-term convertible Federal Home Loan Bank advances. One advance of $25.0 million has a ten year maturity with a three year call option. The other two advances totaling $27.0 million have a five year maturity with a one year call option. After the three and one year call options, these advances may be converted by the Federal Home Loan Bank from a fixed to a variable rate. The Bank has the right to repay the advances on the date of conversion to a variable rate without penalty. The Bank has $2.1 million outstanding in repurchase agreements to further develop its relationship with customers. The Bank has approximately $118.6 million in brokered deposits at September 30, 2002 to help fund strong loan demand. The majority of these brokered deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank’s core deposit base.

Approximately $80.0 million in loan commitments are expected to be funded within the next six months. Approximately $36.9 million of these commitments are in the mortgage banking segment. Furthermore, the Bank has approximately $75.5 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded. Commitments may be funded by core or brokered deposits, cashflow from the securities portfolio or other funding sources which the Bank maintains. The mortgage banking segment has $46.7 million in commitments to sell loans at September 30, 2002.

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

Management monitors the Company’s asset and liability positions in order to maintain a balance between rate- sensitive assets and rate-sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company’s liquidity is adequate at September 30, 2002 and that liquidity will remain adequate over future periods. Other than as set forth above, there are no known trends, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities, which if they were to be implemented, would have a material adverse effect on the Company’s liquidity, capital resources or results of operations.

Net cash flow provided by operating activities was $8.3 million for the first nine months of 2002. The sale of loans exceeded loans originated for sale by $2.5 million for the nine months ended September 30, 2002. The majority of this change in cash flow is due to slightly less loan originations as compared to the sale of loans in the mortgage banking segment during the nine months ended September 30, 2002. The increase in cash flow was partially offset by an increase in other assets of $3.8 million and a decrease in other liabilities of $132,000 for the nine months ended September 30, 2002.

Net cash used in investing activities was $76.3 million for the nine months ended September 30, 2002, which was largely due to the banking segment. The increase in the change in net loans was $96.6 million for the first nine months of 2002. The cash used in investing activities was offset partially by a decrease in the net investment portfolio of $17.9 million and proceeds from the sale of foreclosed assets of $4.5 million for the nine months ended September 30, 2002.

Net cash provided by financing activities was $71.5 million for the first nine months of 2002. The increase in cash flow is primarily due to an increase in deposits of $64.8 million in the first nine months of 2002 and an increase of $10.7 million in other borrowings offset partially by a decrease in repurchase agreements of $3.0 million and $1.3 million of dividends paid.

Equity capital exceeded regulatory requirements at September 30, 2002, at 7.1% of average assets. The Company’s and the Bank’s minimum capital requirements and compliance with the same are shown in the following table.

	Leverage Capital		Tier 1 Capital		Total Risk-Based Capital

	Regulatory		Regulatory		Regulatory
	Minimum	Actual	Minimum	Actual	Minimum	Actual

Company	3.0%	7.1%	4.0%	10.0%	8.0%	11.3%
Bank	3.0%	7.0%	4.0%	9.8%	8.0%	11.1%

Results of Operations

The Company had net income of $3.3 million in the third quarter and $8.4 million for the first nine months of 2002 compared to net income of $1.8 million and $4.6 million for the same periods in 2001. Net income for the third quarter and nine months ended September 30, 2002 increased $1.4 million, or 77.3%, and $3.8 million, or 81.0%, respectively.

Total interest income decreased $14,000, or 0.1%, in the three months ended September 30, 2002 and increased $334,000, or 0.9%, for the nine months ended September 30, 2002 compared to the same periods in 2001. Total interest expense decreased $2.2 million, or 32.8%, for the three months ended September 30, 2002 and $8.0 million, or 37.2% for the nine months ended September 30, 2002 compared to the same periods in 2001. The increase in total interest income is primarily attributable to the increase in average earning assets of $127.9 million, or 21.7%, for the first nine months of 2002 compared to 2001, offset by a significant decrease in interest rates. The increase in total interest income is primarily due to the banking segment. The decrease in total interest expense is primarily due to the significant decrease in interest rates during late 2001 offset by an increase in average interest-bearing liabilities of $129.6 million, or 21.6%, at September 30, 2002 as compared to the same period in 2001. The banking segment continues to experience strong deposit rate competition. The Company had a net interest margin of 4.34% for the third quarter of 2002 and 4.42% for the nine months ended September 30, 2002 compared to 3.86% and 3.54%, respectively, for the same periods in 2001. The increase in net interest margin is due to significant decreases in short-term interest rates. As short-term interest rates decrease, a significant portion of the Bank’s loan portfolio reprices immediately. The Bank currently has a relatively short-term certificate of deposit portfolio which has supported the net interest margin in the declining rate environment.

The provision for loan losses was $760,000 and $360,000 for the three months ended September 30, 2002 and 2001, respectively. The year-to-date provision is $2.2 million for the nine months ended September 30, 2002 as compared to $950,000 for the same period in 2001. While the Bank’s asset quality remains good, increases in the provision for loan losses continue to be needed as a result of growth in the Bank’s loan portfolio. Net charge-offs were $1.1 million, or .22%, of average loans outstanding at September 30, 2002 compared to net charge-offs of $75,000, or .02%, of average loans outstanding at September 30, 2001. The Bank had a $905,000 problem loan relationship which resulted in a portion of the increase in the provision for loan losses. The Bank charged-off the $905,000 of loans during the first nine months of 2002.

Total other income was $3.2 million in the third quarter of 2002, an increase of $1.4 million, or 75.7%, from $1.8 million for the same period in 2001. The increase was largely attributable to an increase of $458,000, or 66.8%, in mortgage banking activities and an increase of $657,000 in the gain on the sale of mortgage loans. Total other income of $7.2 million for the nine months ended September 30, 2002 increased $1.2 million, or 19.8%, from $6.0 million from the same period in 2001. The increase is primarily due to increases of $566,000, or 25.6%, in mortgage banking activities and a $801,000, or 100.0% increase in the gain on the sale of mortgage loans. The increase is partially offset by a decrease in the gain on sale of investment securities of 494,000, or 45.5%. Mortgage servicing rights income contributed $1.4 million and $554,000 for the nine months ended September 30, 2002 and 2001, respectively, to the total income for the mortgage banking segment. The increase in the gain on the sale of mortgage loans is partially attributable to a $478,000 positive fair value adjustment on mortgage loan commitments resulting from the adoption of DIG Issue No. C13 during the quarter ended September 30, 2002.

Total other expenses increased $980,000, or 20.9%, during the third quarter of 2002 as compared to the same period in 2001. Total other expenses increased $2.7 million, or 19.3%, for the nine months ended September 30, 2002 as compared to the same period in 2001. Salaries and employee benefits increased $1.2 million, or 15.3%, primarily due to the hiring of additional lending personnel in the banking segment. Salaries and employee benefits expense for the mortgage banking segment was $1.5 million for the nine months ended September 30, 2002 compared to $1.1 million for the same period in 2001. The increase is attributable to an increase in commission expense from $431,000 in the first nine months of 2001 to $630,000 in the first nine months of 2002 due to the increase in mortgage loan originations and an increase in support staff areas. Mortgage banking expenses increased $289,000, or 36.7%, from the first nine months of 2001 to the first nine months of 2002 primarily due to increases in mortgage correspondent pricing and mortgage servicing rights amortization related to the increase in loan originations. Foreclosed asset expense increased $800,000 for the nine months ended September 30, 2002 as compared to the same period in 2001. The increase is due to a $746,000 valuation allowance on a piece of foreclosed property. During the third quarter of 2002, the Company recorded $360,000 of merger expenses related to the pending merger with Fifth Third Bancorp. The merger expenses were recognized for investment banking, attorney and accounting fees. Other expenses have increased as a result of the overall growth of the banking segment.

Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after September 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain other intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The adoption of SFAS Nos. 141 and 142 did not have a significant effect on the financial position or results of operations of the Company.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss on settlement. SFAS No. 143 is required to be adopted for fiscal years beginning after September 15, 2002, with earlier application encouraged. The Company has not yet determined the impact, if any, the adoption of SFAS No. 143 will have on its financial position and results of operations.

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

In December 2001, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. SOP 01-6 clarifies accounting and financial reporting practices for lending and finance activities, eliminates distinctions between what constitutes a finance company and financing activities and conforms differences among the accounting and financial reporting guidance provided in various AICPA Audit and Accounting Guides. The objective of SOP 01-6 is to improve the consistency in accounting and reporting by banks, savings institutions, credit unions, finance companies, mortgage companies and certain activities of insurance companies. SOP 01-6 is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SOP 01-6 on January 1, 2002. The adoption of SOP 01-6 did not change any of the Company’s accounting policies, however certain additional financial statement disclosures were required. Such disclosures have been included in the notes to the consolidated financial statements as of and for the three and nine months ended September 30, 2002.

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

In April, 2002, the FASB issued implementation guidance related to Derivatives Implementation Group (DIG) Issue No. C13, When a Loan Commitment Is Included in the Scope of Statement 133. DIG Issue No. C13 requires loan commitments that relate to the origination or acquisition of mortgage loans that will be held for resale be accounted for as derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The adoption of DIG Issue No. C13 on July 1, 2002 was not material to the Company’s consolidated financial statements at that date. A pre-tax gain of approximately $478,000 is included in results of operations for the third quarter of 2002 representing the fair value of loan commitments as of September 30, 2002.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution and the accounting for the impairment or disposal of acquired long-term customer relationship intangible assets. SFAS No. 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The Company does not believe the adoption of SFAS No. 147 will have an impact on the financial position or results of operations of the Company, as management does not anticipate acquiring any financial institutions.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-bearing liabilities subject to repricing over a specified period and the amount of change in individual interest rates. The liquidity and maturity structure of the Company’s assets and liabilities are important to the maintenance of acceptable net interest income levels. An increasing interest rate environment negatively impacts earnings as the Company’s rate sensitive liabilities generally reprice faster than its rate sensitive assets. Conversely, in a decreasing interest rate environment, earnings are positively impacted. This potential asset/liability mismatch in pricing is referred to as “gap” and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one-year time horizon between 0.7 and 1.3. At September 30, 2002, the Company had a gap ratio of 1.0 for the one-year period ending September 30, 2003.

A 200 basis point decrease in the general level of interest rates spread evenly during the next twelve months is estimated to cause a decrease in net interest income of $2.2 million as compared to net interest income if interest rates were unchanged during the next twelve months. In comparison, a 200 basis point increase in the general level of interest rates spread evenly during the next twelve months is estimated to cause an increase in net interest income of $988,000, as compared to net interest income if rates were unchanged during the next twelve months.

As discussed above, this level of variation is within the Company’s acceptable limits. This simulation analysis assumed that savings and checking interest rates had a low correlation to changes in market rates of interest and that certain asset prepayments changed as refinancing incentives evolved. Further, in the event of a change in such magnitude in interest rates, the Company’s asset and liability management committee would likely take actions to further mitigate its exposure to the change. However, given the uncertainty of specific conditions and corresponding actions, which would be required, the analysis assumed no change in the Company’s asset/liability composition.

ITEM 4 — CONTROLS AND PROCEDURES

     Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls on a quarterly basis. On October 31, 2002 (the evaluation date related to this quarterly report on Form 10-Q for the quarterly period ended September 30, 2002) management, including the Company’s principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures, and, based on its evaluation, our principal executive and financial officer have concluded that these controls and procedures are operating effectively. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation. Management noted no significant deficiencies in the design or operation of the Company’s internal controls and the Company’s auditors were so advised.

     Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 24, 2000, Jerrold S. Pressman filed a complaint in the U.S. District Court for the Middle District of Tennessee, against Franklin National Bank and Gordon E. Inman, Chairman of the Board of the Company and the Bank, alleging breach of contract, tortious interference with contract, fraud, and civil conspiracy in connection with the denial of a loan to a potential borrower involved in a real estate transaction. The Bank and Mr. Inman filed their answers in this matter on September 18, 2000, and a motion for Summary Judgment on October 10, 2000. The Court denied the Bank’s motion for Summary Judgment on February 15, 2001. On July 27, 2001, the Bank and Mr. Inman filed a second motion for Summary Judgment. The Court granted in part and denied in part the Bank and Mr. Inman’s motion for Summary Judgment on October 5, 2001. The case was set for trial to begin on March 5, 2002; however, on February 22, 2002, the Court, on it’s own Motion, continued the trial until September 10, 2002. Mr. Pressman’s amended complaint seeks compensatory damages in an amount not to exceed $20 million and punitive damages in an amount not to exceed $40 million from each defendant. On September 3, 2002, the Court granted Mr. Pressman’s motion to Continue Trial and set February 25, 2003, to begin the trial. The Bank and Mr. Inman deny all of the allegations and will vigorously defend the action. Management further believes that the claims alleged by Mr. Pressman are frivolous and without merit and the chances for recovery by Mr. Pressman are remote.

On September 1, 2000, Highland Capital, Inc. filed a complaint in the U.S. District Court for the Middle District of Tennessee, against Franklin National Bank alleging that the Bank required Highland Capital, Inc. to purchase stock in Franklin Financial Corporation, the Bank’s holding parent holding company, in conjunction with Highland Capital, Inc.’s efforts to obtain a loan from the Bank in violation of 12 U.S.C. § 1972, which prohibits certain tying arrangements. Highland Capital, Inc. is seeking an unspecified amount of damages in an amount not to exceed $2 million, plus attorney’s fees and costs. The bank filed an answer in the matter on September 19, 2000. On July 20, 2001, the Bank filed a motion for Summary Judgment. On November 19, 2001, the Magistrate Judge to whom the case has been assigned, issued a report regarding the Bank’s motion for Summary Judgment recommending that the Motion be granted and the complaint be dismissed. On March 21, 2002, the Court granted the Bank’s motion for Summary Judgment and dismissed Highland Capital, Inc.’s case with prejudice. On April 12, 2002, Highland Capital, Inc. filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. On July 10, 2002, the Bank responded with the filing of Proof Brief of Appellee Franklin National Bank.

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

On July 25, 2002 the Company filed a Form 8-K outlining the terms of the Affiliation Agreement between the Company and Fifth Third Bancorp.

On September 10, 2002 the Company filed a Form 8-K regarding an amendment to the Affiliation Agreement between the Company and Fifth Third Bancorp.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN FINANCIAL CORPORATION

Dated: November 12, 2002	By:	/s/ Gordon E. Inman

Gordon E. Inman, President and Chief Executive Officer (principal executive officer)

Dated: November 12, 2002	By:	/s/ Lisa L. Musgrove

Lisa L. Musgrove, Senior Vice President and Chief Financial Officer (principal financial officer)

CERTIFICATIONS

I, Gordon E. Inman, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Franklin Financial Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ Gordon E. Inman

Gordon E. Inman President and Chief Executive Officer

CERTIFICATIONS

I, Lisa L. Musgrove, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Franklin Financial Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ Lisa L. Musgrove

Lisa L. Musgrove Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002