Form 10-K
period 2002-12-31
FRANKLIN FINANCIAL CORP /TN/
filed 2003-03-31
CIK 846903

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the Fiscal Year Ended December 31, 2002

Commission File No. 0-24133

FRANKLIN FINANCIAL CORPORATION

A Tennessee Corporation
(IRS Employer Identification No. 62-1376024)
230 Public Square
Franklin, Tennessee 37064
(615) 790-2265

Securities Registered Pursuant to Section 12(b)
of the Securities Exchange Act of 1934:

NONE

Securities Registered Pursuant to Section 12(g)
of the Securities Exchange Act of 1934:

Common Stock, no par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]      No   [   ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes   [X]      No   [   ]

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (3,285,955 shares) on June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $83,857,572 based on the closing price of the registrant’s common stock as reported on the NASDAQ National Market on June 28, 2002. For the purposes of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock, as of March 15, 2003: 8,274,507 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders are incorporated by reference to Items 10, 11, 12 and 13 of this Report. In the event the Registrant’s definitive proxy statement is not filed with the SEC prior to April 30, 2003, such information will be filed as an amendment to this report on Form 10-K.

PART I

Safe Harbor Statement Under the Private Securities Litigation
Reform Act of 1995

     Certain statements in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of the Company, its business and the industry as a whole. These forward looking statements are subject to risks and uncertainties, including, but not limited to, our ability to complete our acquisition with Fifth Third Bancorp, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company’s financial performance and could cause actual results for fiscal 2003 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Item 1. Business.

General

     Franklin Financial Corporation (the “Company”) is a registered financial holding company under the Gramm-Leach-Bliley Financial Services Modernization Act, and owns 100% of the outstanding capital stock of Franklin National Bank, a national banking association headquartered in Franklin, Tennessee (the “Bank”). The Company was incorporated under the laws of the State of Tennessee on December 27, 1988, as a mechanism to enhance the Bank’s ability to serve its future customers’ requirements for financial services. The holding company structure provides flexibility for expansion of the Company’s banking business through the acquisition of other financial institutions and the provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

Recent Developments

     On July 23, 2002, the Company entered into a definitive Affiliation Agreement (the “Agreement”) which provides for the acquisition of the Company by Fifth Third Bancorp, and Ohio corporation (“Fifth Third”) through the merger of the Company with and into a wholly owned subsidiary of Fifth Third. The original Agreement provided that each shareholder of the Company would receive, on a tax-free basis, between 0.3832 and 0.4039 shares of common stock of Fifth Third for each share of Company common stock owned, with the exact ratio to be determined based on the average closing price of the common stock of Fifth Third for the ten consecutive trading days ending on the fifth trading day preceding the closing of the merger.

     On September 9, 2002 and December 10, 2002, the parties amended the Agreement to extend the deadlines for certain regulatory and other filings by Fifth Third and to extend the termination date for the Agreement to April 1, 2003. The reasons for the delay related to an investigation by various banking regulators and a moratorium imposed by the banking regulators prohibiting acquisitions by Fifth Third, including the pending acquisition of the Company. On March 27, 2003, Fifth Third announced that it entered into a written agreement with the Federal Reserve Bank of Cleveland and the Ohio Department of Commerce, Division of Financial Institutions arising out of the previously discussed regulatory review of Fifth Third. The written agreement outlines a series of steps to address and strengthen Fifth Third’s risk management processes and internal controls. These steps include independent third party reviews and the submission of written plans in a number of areas. These areas include Fifth Third’s management, corporate governance, internal audit, account reconciliation procedures and polices, information technology, and strategic planning.

     On March 27, 2003, the Company entered into Amendment No. 3 to the Agreement to extend the termination date of the Agreement to June 30, 2004. In this amendment, Fifth Third agreed to amend the exchange ratio in the merger to provide that the Company’s shareholders would receive Fifth Third common stock value at a fixed price of $31.00 per share of Franklin common stock. In addition, the Company’s shareholders would receive the benefit of any increase in the book value per share (excluding certain items) of the Company’s common stock from March 31, 2003 through the most recent quarter end prior to closing. In the event that the Board of Governors of the Federal Reserve System has not granted regulatory approval for the merger on or before May 31, 2004, the Company has the right to terminate the Agreement and to receive a termination fee of $27 million from Fifth Third.

     The closing of the transaction is subject to the approval of the Company’s shareholders and normal regulatory approvals. The terms of the Agreement and the amendments thereto are more fully described in the Company’s Current Reports on Form 8-K as filed with the Securities and Exchange Commission on July 25, 2002 (which report also contains a copy of the Affiliation Agreement), September 10, 2002, December 18, 2002 and March 27, 2003. The above description of the Agreement and the amendments thereto is qualified in its entirety by reference to the Agreement and the amendments which are attached as exhibits to the Company’s Current Reports on Form 8-K and incorporated by reference into this Annual Report on Form 10-K.

Subsidiaries

     Franklin National Bank. The Bank commenced business operations on December 1, 1989 in a permanent facility located at 230 Public Square, Franklin, Tennessee 37064. The approximately 12,000 square foot facility is being leased from Gordon E. Inman, the Chairman, President and Chief Executive Officer of the Company. The Bank has eight full service branches: one located in the Williamson Square Shopping Center, which opened in April 1994; one located in Spring Hill, Tennessee, which opened in January 1995; one located in Brentwood, Tennessee, which opened in April 1995; one located in Fairview, Tennessee, which opened in May 1997; one located in the Cool Springs area of Franklin, which opened in May 2000; one located in the Fieldstone Farms area of Franklin, which opened in June 2000; one in Green Hills, Tennessee, which opened in January 2001; and one in downtown Nashville, Tennessee, which opened in February 2001. The Bank also leases 9,000, 4,000 and 3,000 square foot facilities from Mr. Inman, which house its mortgage banking subsidiary, financial services subsidiary and insurance subsidiary sales functions.

     The Bank is a full service commercial bank, without trust powers. The Bank offers a full range of interest bearing and non-interest bearing accounts; including commercial and retail checking accounts, negotiable orders of withdrawal (“NOW”) accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, commercial and consumer lines of credit, letters of credit, mortgage loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as travelers checks, cashiers checks, Mastercard and Visa accounts, safe deposit boxes, direct deposit services, wire transfer services, cash management services, debit cards, automatic teller machines, an internet banking product and a 24-hour telephone inquiry system.

     Insurance Agency. In August 1996, the Bank opened an insurance subsidiary, Franklin Financial Insurance. The insurance subsidiary sells property, business and life insurance and provides products and services to both bank and nonbank customers. A large portion of its sales are generated by referrals from bank employees. Bank employees are trained to recognize cross-selling opportunities for insurance products. Management of the agency has 56 years of combined experience in the insurance industry. The insurance subsidiary has four full-time and sales agents.

     Securities Company. Franklin Financial Securities commenced operations in October 1997. The securities subsidiary offers financial planning and securities brokerage services through Fifth Third Securities. Similar to the insurance subsidiary, the securities subsidiary receives referrals from Franklin National Bank employees. The securities subsidiary currently has two licensed brokers. The securities subsidiary was formed to respond to competition from other financial service companies that offer similar services. By offering these securities products and services, Franklin Financial believes it can gain a greater share of the customer’s business and have better opportunities for revenue generation.

     Mortgage Company. Franklin Financial Mortgage opened in December 1997 to originate and service mortgage loans. Since the Bank’s inception, we have focused on real estate lending. The mortgage subsidiary intends to capitalize on this lending expertise. The mortgage subsidiary primarily originates conforming residential mortgages that are then sold to certain other mortgage companies and government entities such as Freddie Mac on a service-retained basis. The mortgage subsidiary has offices in Williamson and Hamilton Counties in Tennessee. There are approximately 31 employees of the mortgage subsidiary.

Market Area and Competition

     The primary service area for the Bank encompasses Williamson, Maury and Davidson Counties in Tennessee. There are 62 banking offices within the primary service area of the Bank. Most of these offices are affiliated with major bank holding companies.

     The Bank competes with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities, which have recently been invading the traditional banking markets. Due to the rapid growth of the Bank’s market area, it is anticipated that additional competition will continue from new entrants to the market.

Distribution of Assets, Liabilities and Stockholders’ Equity

     The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2002, 2001 and 2000. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities.

AVERAGE CONSOLIDATED ASSETS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Cash and due from banks	$20,277	$14,180	$11,583

Securities	249,553	240,560	173,327
Federal funds sold and reverse repurchases	10,963	6,695	3,679
Gross loans	497,217	377,714	296,251

Total earning assets	757,733	624,969	473,257

Other assets	16,938	15,371	19,124

Total assets	$794,948	$654,519	$503,964

AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS’ EQUITY

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Non interest-bearing deposits	$57,321	$40,558	$34,053
NOW deposits, including MMDA	204,486	146,412	109,897
Savings deposits	21,690	14,500	12,500
Time deposits	381,871	335,137	271,161
Repurchase agreements	1,554	1,733	1,629
Other borrowings	82,557	78,409	47,532
Other liabilities	3,763	4,167	3,004

Total liabilities	753,242	620,916	479,776

Stockholders’ equity	41,705	33,603	24,188

Total liabilities and stockholders’ equity	$794,948	$654,619	$503,964

Interest Rates and Interest Differential

     The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

	Year Ended December 31, 2002

	Average	Interest		Average	Net
Assets	Amount	Earned		Yield	Yield

	(Dollars in thousands)
Securities	$249,553	$15,011	(3)	6.02%
Federal funds sold and reverse repurchases	10,963	144		1.31
Gross loans	497,217 (1)	35,468	(2)	7.13

Total earning assets	$757,733	$50,623		6.68%	4.30%

	Average	Interest	Average
Liabilities	Amount	Paid	Rate Paid

	(Dollars in thousands)
NOW deposits, including MMDA	$204,486	$2,454	1.20%
Savings deposits	21,690	227	1.05
Time deposits	381,871	10,811	2.83
Other borrowings	84,111	4,528	5.38

Total interest-bearing liabilities	$692,158	$18,020	2.60%

(1)	Includes non-accrual loans of $2,127.

(2)	Interest earned on net loans includes $2,602 in loan fees and loan service fees.

(3)	Includes interest earned on tax-exempt securities of $1,004.

	Year Ended December 31, 2001

	Average	Interest		Average	Net
Assets	Amount	Earned		Yield	Yield

		(Dollars in thousands)
Securities	$240,560	$15,791	(3)	6.56%
Federal funds sold and reverse repurchases	6,695	286		4.27
Gross loans	377,714 (1)	34,068	(2)	9.02

Total earning assets	$624,969	$50,145		8.02%	3.69%

	Average	Interest	Average
Liabilities	Amount	Paid	Rate Paid

	(Dollars in thousands)
NOW deposits, including MMDA	$146,412	$4,437	3.03%
Savings deposits	14,500	271	1.87
Other time deposits	335,137	17,275	5.15
Other borrowings	80,142	5,123	6.39

Total interest-bearing liabilities	$576,191	$27,106	4.70%

(1)	Includes non-accrual loans of $682.

(2)	Interest earned on net loans includes $2,471 in loan fees and loan service fees.

(3)	Includes interest earned on tax-exempt securities of $713.

	Year Ended December 31, 2000

	Average	Interest		Average	Net
Assets	Amount	Earned		Yield	Yield

	(Dollars in thousands)
Securities	$173,327	$11,811	(3)	6.81%
Federal funds sold and reverse repurchases	3,679	246		6.69
Gross loans	296,251 (1)	31,167	(2)	10.52

Total earning assets	$473,257	$43,224		9.13%	3.65%

	Average	Interest	Average
Liabilities	Amount	Paid	Rate Paid

	(Dollars in thousands)
NOW deposits, including MMDA	$109,897	$5,157	4.69%
Savings deposits	12,500	324	2.59
Other time deposits	271,161	16,927	6.24
Other borrowings	49,161	3,519	7.16

Total interest-bearing liabilities	$442,719	$25,927	5.86%

(1)	Includes non-accrual loans of $ 0.

(2)	Interest earned on net loans includes $2,399 in loan fees and loan service fees.

(3)	Includes interest earned on tax-exempt securities of $1,043.

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

	Year Ended December 31, 2002
	compared with
	Year Ended December 31, 2001
	Increase (decrease) due to:

	Volume	Rate	Total

	(In thousands)
Interest earned on:
Securities	$541	$(1,321)	$(780)
Federal funds sold	56	(198)	(142)
Net loans	8,524	(7,124)	1,400

Total earning assets	9,121	(8,643)	478

Interest paid on:
NOW deposits, including MMDA	697	(2,680)	(1,983)
Savings deposits	75	(119)	(44)
Time deposits	1,323	(7,787)	(6,464)
Other borrowings	214	(809)	(595)

Total interest expense	2,309	(11,395)	(9,086)

Change in net interest income	$6,812	$2,752	$9,564

	Year Ended December 31, 2001
	compared with
	Year Ended December 31, 2000
	Increase (decrease) due to:

	Volume	Rate	Total

	(In thousands)
Interest earned on:
Securities	$4,413	$(433)	$3,980
Federal funds sold	129	(89)	40
Net loans	7,101	(4,200)	2,901

Total earning assets	11,643	(4,722)	6,921

Interest paid on:
NOW deposits, including MMDA	1,107	(1,828)	(721)
Savings deposits	38	(90)	(52)
Time deposits	3,297	(2,949)	348
Other borrowings	1,979	(375)	1,604

Total interest expense	6,421	(5,242)	1,179

Change in net interest income	$5,222	$520	$5,742

Deposits

     The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal (“NOW”) accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank’s market area, obtained through the personal solicitation of the Bank’s officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank’s market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

     The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

Year Ended
December 31, 2002

Deposit Category	Average Amount	Average Rate Paid

	(Dollars in thousands)
Non interest-bearing demand deposits	$57,321	Not Applicable
NOW deposits, including MMDA	$204,486	1.20%
Savings deposits	$21,690	1.05%
Time deposits	$381,871	2.83%

Year Ended
December 31, 2001

Deposit Category	Average Amount	Average Rate Paid

	(Dollars in thousands)
Non interest-bearing demand deposits	$40,558	Not Applicable
NOW deposits, including MMDA	$146,412	3.03%
Savings deposits	$14,500	1.87%
Time deposits	$335,137	5.15%

Year Ended
December 31, 2000

Deposit Category	Average Amount	Average Rate Paid

	(Dollars in thousands)
Non interest-bearing demand deposits	$34,053	Not Applicable
NOW deposits, including MMDA	$109,897	4.69%
Savings deposits	$12,500	2.59%
Time deposits	$271,161	6.24%

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2002:

Time
Certificates
of Deposit

(In thousands)
3 months or less	$153,562
3-6 months	32,425
6-12 months	29,916
Over 12 months	52,066

Total	$267,969

Loan Portfolio

     The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans.

     Commercial lending is directed principally towards businesses whose demands or funds fall within the Bank’s legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Bank’s real estate loans consist of residential and commercial first and second mortgage loans, as well as real estate construction loans and real estate acquisition and development loans.

     The Bank’s consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including education and automobile loans to individuals and pre-approved lines of credit.

     At December 31, 2002, loans within four broad categories exceeded 10% of total loans: single family residential real estate loans ($126,693,000 or 23% of total loans), commercial real estate loans ($165,565,000 or 30% of total loans), commercial and industrial loans ($57,635,000 or 10% of total loans) and residential construction loans ($83,681,000 or 15% of total loans). Management believes that there is material borrower diversification within the single family residential real estate, commercial and commercial real estate loan categories. The vast majority of these loans are secured by properties located in the primary services area of the Bank (Williamson County and surrounding counties).

     The following table presents various categories of loans, including loans held for sale, contained in the Bank’s loan portfolio for the periods indicated and the total amount of all loans for such period:

	December 31,

Type of Loan	2002	2001	2000	1999	1998

			(In thousands)
Domestic:
Commercial, financial and agricultural	$121,663	$109,470	$93,618	$82,288	$60,418
Real estate-construction	83,681	71,210	58,518	38,982	29,335
Real estate-mortgage	332,281	241,795	159,439	130,483	132,327
Consumer loans	21,031	20,878	20,703	19,670	18,006

Total loans	558,656	443,353	332,278	271,423	240,086
Less: deferred loan fees	(961)	(764)	(549)	(512)	(516)
Allowance for possible loan losses	(5,761)	(4,269)	(3,025)	(2,480)	(2,194)

Total (net of allowance)	$551,934	$438,320	$328,704	$268,431	$237,376

     The following is a presentation of an analysis of maturities of loans as of December 31, 2002:

	Due in 1	Due after 1 to	Due After
Type of Loan	year or less	5 Years	5 Years	Total

		(In thousands)
Commercial, financial and agricultural	$78,657	$40,947	$2,059	$121,663
Real estate-construction	77,600	6,081	—	83,681
Real estate-mortgage	130,513	165,280	36,488	332,281
Consumer loans	11,657	9,374	—	21,031

Total	$298,427	$221,682	$38,547	$558,656

     The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2002 (dollars in thousands):

Loans due after 1 year with Predetermined interest rates	$212,560
Loans due after 1 year with Floating interest rates	$47,669

     The following table presents information regarding non-accrual, past due and restructured loans at the dates indicated (dollars in thousands):

	December 31,

	2002	2001	2000	1999	1998

Loans accounted for on a non-accrual basis:
Number	50	3	0	0	0
Amount	$5,218	$1,023	$–	$–	$–
Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number	46	7	26	4	4
Amount	$2,459	$245	$1,986	$769	$195
Loans defined as “troubled debt restructurings”:
Number	1	1	0	0	0
Amount	$157	$160	$–	$–	$–

     As of December 31, 2002, there were no loans classified by the regulators as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

     Additional interest income of approximately $175,000 and $14,000 would have been recorded in the years ended December 31, 2002 and 2001, respectively, if all loans accounted for on a non-accrual basis had been current in accordance with their original terms.

     As of December 31, 2002, management has identified other possible credit problems as follows (in thousands):

Special mention	$7,136
Substandard	18,583
Doubtful	578
Loss	–

Total	$26,297

     These loans are performing loans but are classified due to payment history, decline in the borrower’s financial position or decline in collateral value. Loans categorized as “special mention” are currently protected but are potentially weak. These loans constitute an undue and unwarranted credit risk but not to the point of justifying a classification of substandard. Loans classified as “substandard” are inadequately protected by the current net worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weakness that jeopardizes the liquidation of the debt. Loans classified as “doubtful” have all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. Management has provided specific allocations of the allowance for possible loan losses of $698,000 relating to such loans. There are no other loans which are not disclosed above, but where known information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Summary of Loan Loss Experience

     An analysis of the Bank’s loss experience is furnished in the following table for the year indicated, as well as a breakdown of the allowance for possible loan losses:

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Balance at beginning of year	$4,269	$3,025	$2,480	$2,194	$1,828
Charge-offs:
Commercial, financial & Agricultural	1,058	274	31	25	112
Consumer loans	168	86	157	66	47
Real estate-mortgage	4	–	–	–	–

Total charge-offs	1,230	360	188	91	159

Recoveries:
Commercial, financial & Agricultural	29	2	19	9	2
Consumer loans	28	27	27	18	8

Total recoveries	57	29	46	27	10

Net charge-offs	(1,173)	(331)	(142)	(64)	(149)

Additions charged to operations	2,665	1,575	687	350	515

Balance at end of year	$5,761	$4,269	$3,025	$2,480	$2,194

Ratio of net charge-offs during the period to average loans outstanding during the year	24%	.09%	.05%	.02%	.07%

     The allocation of the allowance for loan losses by loan category at December 31 for each of the years indicated is presented below, along with percentage of loans in each category to total loans:

	2002		2001		2000		1999		1998

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Commercial, financial and agricultural	$3,248	21.8%	$1,485	24.7%	$999	28.2%	$882	30.3%	$686	25.2%
Real estate - construction	701	15.0	560	16.1	612	17.6	449	14.4	352	12.2
Real estate-mortgage	1,455	59.4	1,908	54.5	1,107	48.0	886	48.1	840	55.1
Consumer loans	360	3.8	325	4.7	280	6.2	255	7.2	211	7.5
Unallocated	(3)	N/A	(9)	N/A	27	N/A	8	N/A	105	N/A

Total	$5,761	100.0%	$4,269	100.0%	$3,025	100.0%	$2,480	100.0%	$2,194	100.0%

Loan Loss Reserve

     In considering the adequacy of the Bank’s allowance for possible loan losses, management has focused on the fact that as of December 31, 2002, 22% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank’s loan portfolio. However, approximately 87% of these commercial loans at December 31, 2002 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces the risk of loss inherently present in commercial loans.

     The Bank’s consumer loan portfolio is also well secured. The majority of the Bank’s consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than other categories of loans.

     As of December 31, 2002, real estate mortgage loans constituted 59% of outstanding loans. Approximately $126,693,000, or 38%, of this category represents first mortgage residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. While the national real estate market has declined due to current economic factors, the Bank’s market area has seen a softening in real estate, but not as significant a decline as on the national level. The Bank does not anticipate losses in relation to the decline in the real estate market. The remaining portion of this category consists primarily of commercial real estate loans. Risk of loss for these loans is generally higher than residential loans. Therefore, management has allocated a significant portion of the allowance for loan losses to this category.

     The Bank’s Board of Directors monitors the loan portfolio quarterly to enable it to evaluate the adequacy of the allowance for loan losses. The loans are rated and the allowance established based on the assigned rating. The provision for loan losses charged to operating expenses is based on this established allowance. Factors considered by the Board in rating the loans include delinquent loans, underlying collateral value, payment history and local and general economic conditions affecting collectibility.

      As part of the continual rating process, individual loans are assigned a credit risk rating based on their credit quality, which is subject to change as conditions warrant. Any changes in those risk assessments as determined by regulatory examiners or the Company’s internal credit review function are also considered. Management considers certain loans with weaker credit risk grades to be individually impaired and measures such impairment based upon available cash flows or the value of the collateral. Allowance or reserve levels are estimated for all other credit risk rated loans in the portfolio based on their assigned credit risk grade, type of loan and other matters related to credit risk. In estimating reserve levels, the Company aggregates certain credit risk rated loans into pools of similar credits and reviews the historical loss experience associated with these pools as additional criteria to allocate the allowance to each category.

      Management uses the information developed from the procedures described above in evaluating and rating the loan portfolio. This continual rating process is used to monitor the credit quality of the loan portfolio and to assist management in determining the appropriate levels of the allowance for loan losses.

      Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Company’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, future additions to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

      Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. Most of the loans measured by fair value of the underlying collateral are commercial loans, while others consists of small balance homogenous loans and are measured collectively. The Company classifies a loan as impaired when, based on current information and events, management believes it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. At December 31, 2002 and 2001, the recorded investment in loans that were considered to be impaired was approximately $19.2 million and $10.4 million, respectively. The average recorded balance of impaired loans during 2002 and 2001 was $12.8 million and $7.0 million, respectively. The related specific allocation of the allowance for loan losses for these loans was approximately $698,000 and $714,000 at December 31, 2002 and 2001, respectively. For the years ended December 31, 2002, 2001 and 2000, the Company recognized interest income on those impaired loans of approximately $800,000, $804,000 and $350,000, respectively.

      General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. The allowance for loan losses was 1.03%, 0.96% and 0.91% of loans outstanding at December 31, 2002, 2001 and 2000, respectively, which was consistent with management’s assessment of the credit quality of the loan portfolio. The ratios of net charge-offs during the year to average loans outstanding during the period were 0.24%, 0.09% and 0.05% at December 31, 2002, 2001 and 2000, respectively. Management believes these ratios reflect management’s conservative lending and effective efforts to recover credit losses. Primarily because of one problem loan relationship, charge-offs in 2002 totaled approximately $1,230,000, significantly higher than the approximately $360,000 charged off in 2001 and the approximately $188,000 charged off in 2000. Approximately $905,000 of the 2002 charge-offs related to this problem loan relationship.

Investments

     As of December 31, 2002, investment securities, including mortgage-backed securities, comprised approximately 29% of the Bank’s assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. The majority of the mortgage-backed securities are instruments of U.S. Government agencies. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank. Since the Bank has been in a taxable position for the past several years and expects to be in a taxable position in the future, more tax exempt securities have been purchased.

     The following tables present, for the periods indicated, the carrying amount of the Bank’s investment securities, including mortgage-backed securities, separated by those available-for-sale and those held-to-maturity. The Bank does not currently maintain a trading portfolio.

	December 31,

	2002	2001	2000

Investment
Category
Available-for-sale:
Obligations of U.S. Treasury and other U.S. Agencies	$33,023	$30,696	$43,622
Obligations of States and Political Subdivisions	22,940	16,577	23,766
Mortgage-backed securities	189,647	176,340	144,758
Other securities	12,361	12,691	8,884

Total	$257,971	$236,304	$221,030

	December 31,

	2002	2001	2000

Investment
Category
Held-to-maturity:
Obligations of U.S. Treasury and other U.S. Agencies	$4,111	$7,095	$—
Obligations of States and Political Subdivisions	3,932	2,800	2,733
Mortgage-backed securities	185	282	328
Other securities	—	—	—

Total	$8,228	$10,177	$3,061

     The following tables indicate for the year ended December 31, 2002, the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

Investment		Weighted Average
Category	Amount	Yield (1)

	(Dollars in thousands)
Available-for-sale:
Obligations of U.S. Treasury and other U.S. Agencies:
Less than 1 Yr	$25,000	1.04%
Over 1 through 5 Yrs	1,135	4.13
Over 5 through 10 Yrs	—	—
Over 10 Yrs	6,889	7.22
Obligations of States and Political Subdivisions:
Less than 1 Yr	$—	—%
Over 1 through 5 Yrs	100	7.34
Over 5 through 10 Yrs	2,228	6.58
Over 10 Yrs	20,611	7.03
Other Securities:
Less than 1 Yr	$1,025	8.37%
Over 1 through 5 Yrs	988	6.70
Over 5 through 10 Yrs	2,566	7.86
Over 10 Yrs	7,782	7.07
Mortgage-backed securities	189,647	5.27

Total available-for-sale	$257,971	5.15%

(1)	The Company has invested in tax exempt obligations. Yields are presented based on adjusted cost basis of securities available-for-sale. Yields based on carrying value would be lower since fair value exceeds adjusted cost. Yields on tax exempt obligations have been computed on a tax equivalent basis. Income from tax exempt obligations is exempt from federal income tax only, therefore only the federal statutory rate of 34% has been used to compute the tax equivalent yield.

Investment		Weighted Average
Category	Amount	Yield (1)

	(Dollars in thousands)
Held-to-maturity:
Obligations of U.S. Treasury and other U.S. Agencies:
Over 10 Yrs	$4,111	7.29%
Obligations of States and Political Subdivisions:
Less than I Yr	75	8.30
Over 1 through 5 Yrs	1,225	7.43
Over 5 through 10 Yrs	2,348	0.87
Over 10 Yrs	284	8.64
Mortgage-backed securities	185	7.85

Total held-to-maturity	$8,228	5.55%

(1)	The Company has invested in tax exempt obligations. Yields on tax exempt obligations have been computed on a tax equivalent basis. Income from tax exempt obligations is exempt from federal income tax only, therefore only the federal statutory rate of 34% has been used to compute the tax equivalent yield.

Selected Financial Ratios

     Selected financial ratios for the periods indicated are as follows:

	Years Ended December 31,

	2002	2001	2000

Return on average assets	1.39%	1.06%	.94%
Return on average equity	26.58%	20.55%	19.59%
Average equity to average assets ratio	5.25%	5.13%	4.80%
Dividend payout ratio	17.54%	25.60%	35.53%

Asset/Liability Management

     It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain of the officers of the Bank are responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank’s assets in commercial, consumer and real estate loans.

     The Bank’s asset/liability mix is monitored on a daily basis with a quarterly report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank’s Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank’s earnings.

     During the third quarter of 2000, the Company purchased approximately $82.0 million of investment securities in a leverage program to gain immediate income benefits and offset interest expense of the Trust Preferred Securities offering which was completed in August 2000. This leverage program was funded through proceeds of $16 million from the Trust Preferred Securities, $52.0 million of Federal Home Loan Bank advances and brokered certificates of deposit. The objectives of the leverage program are to realize a 120 basis point spread between investment yields and borrowings, to utilize cash flow from the investments purchased to help fund future loan demand and to limit interest rate shock exposure in the up 100 basis point rate shock scenario. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.”)

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

Data Processing

     The Bank has in-house data processing which provides a full range of data processing services including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing and central information file (‘CIF’). The Bank has an ATM (automated teller machine) processing agreement with Intercept Systems, Inc.

Facilities

     The Bank subleases a two-story commercial facility (approximately 12,000 square feet) located in Franklin, Tennessee from the Company, which houses the Bank’s main office. The facility includes a main banking floor with 6 teller stations and 10 offices, and has an ATM and 3 drive-in lanes. The second floor of the facility consists of the marketing department, the call center, 4 executive offices and the compliance, loan review and internal audit offices. The Company leases these facilities from Gordon E. Inman, the Chairman, President and Chief Executive Officer of the Company.

     The Williamson Square branch is located in a 5,000 sq. foot commercial building located on Highway 96 West at the Williamson Square Shopping Center in Franklin. The branch banking floor includes 5 teller stations and 6 offices, and has an ATM and 3 drive-in lanes.

     The Spring Hill branch is located in a 2,700 sq. foot building in Spring Hill, Tennessee. The branch includes 4 offices and 3 teller stations, 2 drive-in lanes and an ATM.

     The Brentwood branch is located in a 4,900 sq. foot leased building in Brentwood, Tennessee. The branch has 6 offices, 4 teller stations, 4 drive-in lanes and an ATM. This branch was relocated to this new facility in February 2000.

     The Fairview branch is located in a 5,000 sq. foot building in Fairview, Tennessee. The branch includes 4 offices, 4 teller stations, 3 drive-in lanes and an ATM.

     The Cool Springs branch is located in a 4,900 square foot building in the Cool Springs area of Franklin, Tennessee. The branch includes 9 offices, 5 teller stations, 4 drive-in lanes and an ATM.

     The Fieldstone Farms branch is located in a 4,900 square foot building in the Fieldstone Farms area of Franklin, Tennessee. The branch includes 9 offices, 5 teller stations, 4 drive-in lanes and an ATM.

     The Green Hills branch is located in a 5,000 square foot building in Davidson County, Tennessee. The branch includes 6 offices, 5 teller stations, 2 drive-in lanes and an ATM.

     The Fourth and Union branch is located in a 6,900 square foot facility in downtown Nashville, Tennessee. The branch includes 12 offices, 6 teller stations and an ATM.

     The Bank leases facilities at five separate locations in Franklin which house the financial services subsidiary, mortgage banking subsidiary, insurance subsidiary, data processing, operations, human resources and administrative functions. The Company leases all but one of these facilities from Mr. Inman.

     The Bank is leasing an office suite in Chattanooga, Tennessee which houses mortgage loan origination offices.

Employees

     The Company presently employs 215 persons on a full-time basis, including 72 officers. The Company will hire additional persons as needed, including additional tellers and financial service representatives.

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

Supervision and Regulation

Banking Activities and Financial Holding Company Regulation

     The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of regulatory agencies, including the Federal Reserve Board, the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). In December 2000, the Company received approval from the Federal Reserve Board to become a financial holding company which allows the Company to engage in a wider variety of financial activities.

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

     Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount. In addition, a national bank may grant loans and extensions of credit to such person up to an additional 10% of its unimpaired capital and surplus, provided that each loan or extension of credit is fully secured by readily marketable collateral having a market value, determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers’ acceptances, loans secured by documents of title, loans secured by U.S. obligations and loans to or guaranteed by the federal government, and loans or extensions of credit which have the approval of the OCC and which are made to a financial institution or to any agent in charge of the business and property of a financial institution.

Gramm-Leach-Bliley

     The Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act of 1999 (“GLBA”), enacted in 1999, enables bank holding companies to acquire insurance companies and securities firms and effectively repeals depression-era laws that prohibited the affiliation of banks and these other financial services entities under a single holding company. Bank holding companies, and other types of financial services entities, may elect to become financial holding companies under the new law allowing them to offer virtually any type of financial service, or services incident to financial services, including banking, securities underwriting, merchant banking and insurance (both underwriting and agency services). As stated above, the Company has registered with the Federal Reserve Board as a financial holding company. The new financial services authorized by the GLBA also may be engaged in by a “financial subsidiary” of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted under the financial holding company.

     The GLBA establishes a system of functional regulation, under which the Federal Reserve Board regulates the banking activities of financial holding companies and other federal banking regulators regulate banks’ financial subsidiaries. The SEC regulates securities activities of financial holding companies and state insurance regulators regulate their insurance activities. The GLBA also provides new protections against the transfer and use by financial institutions of consumers’ non-public, personal information.

     The implementation of the GLBA increases competition in the financial services sector by allowing many different entities, including banks and bank holding companies, to affiliate and/or to merge with other financial services entities and cross-sell their financial products in order to better serve their current and prospective customers.

Capital Adequacy Requirements

     Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the OCC. The Federal Reserve Board and the OCC have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in the risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, on a consolidated basis, with the banks owned by the holding company, as well as to state member banks. The OCC’s risk capital guidelines apply directly to any national bank regardless of whether it is a subsidiary of a bank holding company. Both agencies’ requirements (which are substantially similar), provide that banking organizations must have capital equivalent to at least 8.0% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the risk level of a particular asset, it is assigned to a risk category.

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

     The Federal Reserve Board and the OCC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions must maintain a ratio of at least 3.0% “Tier 1” capital to total weighted risk assets (net of goodwill, certain intangible assets, and certain deferred tax assets). Tier 1 capital includes common shareholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

     Both the risk-based capital guidelines and the leverage ratio are minimum requirements. They are applicable to all banking institutions unless the applicable regulating authority determines that different minimum capital ratios are appropriate for a particular institution based upon its circumstances. Institutions operating at or near these ratios are expected to have well-diversified risks, excellent control systems, high asset quality, high liquidity, good earnings, rated composite 1 under the CAMELS rating system of banks or the BOPEC rating system of bank holding companies and in general must be considered strong banking organizations. The OCC requires that all but the most highly-rated banks and all banks with high levels of risk or experiencing or anticipating significant growth maintain ratios of at least 4.0% Tier 1 capital to total assets. The Federal Reserve Board also requires bank holding companies without a BOPEC-1 rating to maintain a ratio of at least 4.0% Tier 1 capital to total assets; furthermore, banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the 3.0% and 4.0% minimum levels.

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

     The OCC’s guidelines provide that intangible assets are generally deducted from Tier 1 capital in calculating a bank’s risk-based capital ratio. However, certain intangible assets which meet specified criteria (“qualifying intangibles”) are retained as a part of Tier 1 capital. The OCC has modified the list of qualifying intangibles, currently including only purchased credit card relationships and mortgage and non-mortgage servicing assets, whether originated or purchased and excluding any interest-only strips receivable related thereto. The OCC has amended its guidelines to increase the limitation on such qualifying intangibles from 50% to 100% of Tier 1 capital, of which no more than 25% may consist of purchased credit card relationships and non-mortgage servicing assets.

     The risk-based capital guidelines of the OCC, the Federal Reserve Board and the FDIC explicitly include provisions regarding a bank’s exposure to declines in the economic value of its capital due to changes in interest rates to ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank’s financial condition and is inherent to the business of banking. The exposure of a bank’s economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank’s Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies’ evaluations of a bank’s interest rate risk when making a determination of capital adequacy. The agencies’ risk assessment approach used to evaluate a bank’s capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

     The OCC, the Federal Reserve Board and the FDIC have added a provision to the risk-based capital guidelines that supplements and modifies the usual risk-based capital calculations to ensure that institutions with significant exposure to market risk maintain adequate capital to support that exposure. Market risk is the potential loss to an institution resulting from changes in market prices. The modifications are intended to address two types of market risk: general market risk, which includes changes in general interest rates, equity prices, exchange rates, or commodity prices, and specific market risk, which includes particular risks faced by the individual institution, such as event and default risks. The provision defines a new category of capital, Tier 3, which includes certain types of subordinated debt. The provision automatically applies only to those institutions whose trading activity, on a worldwide consolidated basis, equals either (i) 10% or more of total assets or (ii) $1 billion or more, although the agencies may apply the provision’s requirements to any institution for which application of the new standard is deemed necessary or appropriate for safe banking practices. For institutions to which the modifications apply, Tier 3 capital may not be included in the calculation rendering the 8.0% credit risk ratio; the sum of Tier 2 and Tier 3 capital may not exceed 100% of Tier 1 capital; and Tier 3 capital is used in both the numerator and denominator of the normal risk-based capital ratio calculation to account for the estimated maximum amount that the value of all positions in the institution’s trading account, as well as all foreign exchange and commodity positions, could decline within certain parameters set forth in a model defined by the statute. Furthermore, covered institutions must “backtest,” comparing the actual net trading profit or loss for each of its most recent 250 days against the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measure and must then apply a statutory multiplication factor based on that number for the next quarter’s capital charge for market risk.

Prompt Corrective Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), provided a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One element of the FDICIA provides for the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. The FDICIA created five “capital categories” (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) which are defined in the FDICIA and are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes “undercapitalized” must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution’s compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution’s total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, “undercapitalized” institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

     As an institution’s capital levels decline, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

     The OCC, the Federal Reserve Board and the FDIC have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the FDICIA. The following table reflects the capital thresholds:

	Total Risk-Based		Tier 1 Risk-Based		Tier 1
	Capital Ratio		Capital Ratio		Leverage Ratio

Well capitalized(1)	>	10%	>	6%	>	5%

Adequately Capitalized(1)	>	8%	>	4%	>	4	%(2)

Undercapitalized(4)	<	8%	<	4%	<	4	%(3)

Significantly Undercapitalized(4)	<	6%	<	3%	<	3%

Critically Undercapitalized		—		—	<	2	%(5)

(1)	An institution must meet all three minimums.

(2)	>3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

(3)	<3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

(4)	An institution falls into this category if it is below the specified capital level for any of the three capital measures.

(5)	Ratio of tangible equity to total assets.

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

     Sarbanes-Oxley Act of 2002.

     On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was enacted to address corporate and accounting fraud. The Sarbanes-Oxley Act establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

     The Sarbanes-Oxley Act requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, the Sarbanes-Oxley Act, (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

Reporting Requirements

     As a national bank, the Bank is subject to examination and review by the OCC. These examinations are typically completed on-site at least every eighteen months and the Bank is subject to off-site review upon request. The OCC, at will, can access quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

     As a financial holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

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

Available Information

     The Company maintains a website at www.franklinnetbranch.com. Beginning with the filing of this annual report on Form 10-K, the Company will make available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K on its website as soon as practicable after such reports are filed with the SEC. The Company’s common stock is traded on the Nasdaq National Market under the symbol “FNFN.”

Item 2. Properties.

Main Office

     On January 5, 1989, the organizers of the Company entered into an agreement with Gordon E. Inman, the Chairman, President and Chief Executive Officer of the Company, to lease a two-story commercial building to house the Bank’s main office. Additional space in this building was leased by the Company from Mr. Inman in May 1991 and in June 1993. The two floors contain an aggregate of approximately 12,000 square feet. The building is situated on approximately one-tenth acre located at 230 Public Square, Franklin, Tennessee 37064. On May 1, 1997 the Company amended the original lease to include a 9,300 square foot building adjacent to the current facility. The building, Franklin Financial Center, is located at 216 East Main Street, Franklin, Tennessee 37064. On April 6, 1998, the Company again amended the original lease to include a 4,000 square foot building, which backs up to the original property. This building, which houses the Bank’s mortgage operations and facilities department, is located at 110 3rd Avenue, Franklin, TN 37064. On January 5, 1989, the organizers of the Company also entered into a ground lease with Mr. Inman for the lease of approximately .05 acres located adjacent to the proposed bank office. The Company is using this parcel to accommodate the Bank’s drive-in teller and bank window facility. Both leases provide for a term of 20 years, with three five-year renewal options, with the lease terms commencing on May 15, 1989. The current monthly rental under these leases total $39,933. The Company is subleasing the permanent facility and the adjacent parcel to the Bank at a rate, which includes reimbursement to the Company for payment of rent, taxes, insurance, repairs and maintenance of the properties.

Spring Hill Branch

     In May 1991, the Bank acquired a 3,000 square foot office building in Spring Hill, Tennessee from Mr. Inman at a purchase price of $305,000. This facility houses the Bank’s Spring Hill branch.

Williamson Square Branch

     In November 1993, the Bank entered into a 15 year lease with an unrelated third party for a commercial building in the Williamson Square Shopping Center on Highway 96E in Franklin, Tennessee. This facility houses the Bank’s Williamson Square branch. In January 1997, the Company purchased this property for $980,000.

Brentwood Branch

     In July 1994, the Bank entered into a long-term lease with an unrelated third party for a commercial building in Brentwood, Tennessee. This facility housed the Bank’s Brentwood branch from April 1995 until February 2000. A new 4,900 square foot branch office was constructed and opened in February 2000. It is leased from an unrelated third party with monthly lease payments of $10,294

Fairview Branch

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

Green Hills Branch

     In July 2000, the Bank assumed a lease with an unrelated third party on a 5,000 square foot facility in the Green Hills area of Davidson County. The branch facility opened in January 2001. The monthly lease payments are $9,749.

Fourth and Union Branch

     In January 2001, the Bank leased from an unrelated third party a 6,900 square foot facility at the corner of Fourth Street and Union Street in downtown Nashville. The branch facility opened in February 2001 with monthly lease payments of $15,214.

Administrative Offices

     In December 1993, the Bank entered into a six and one-half year lease with Mr. Inman for office/warehouse space on Main Street in Franklin, Tennessee. This lease was amended in January 1996 to include an additional 3,000 square feet. The lease was amended in September 1998 to extend the term of the lease to fifteen and one-half years. In August 1999, the lease was further amended to include an additional 2,600 square feet. The lease, as amended, covers approximately 9,600 square feet and, provides for monthly payments to Mr. Inman of $10,171. The office space houses “back office” functions for the Bank, including data processing, check and document imaging, bookkeeping, and accounting.

     The Bank also leases a building from Mr. Inman, the Home Loan Center, which houses its mortgage origination functions. The lease provides for monthly payments to Mr. Inman of approximately $4,446.

     The Bank is leasing an office building from an unrelated third party in downtown Franklin which houses the Human Resources department and a training facility. The monthly lease payments are approximately $3,026.

Item 3. Legal Proceedings.

     On August 24, 2000, Jerrold S. Pressman filed a complaint in the U.S. District Court for the Middle District of Tennessee, against Franklin National Bank and Gordon E. Inman, Chairman of the Board of the Company and the Bank, alleging breach of contract, tortuous interference with contract, fraud, and civil conspiracy in connection with the denial of a loan to a potential borrower involved in a real estate transaction. The Bank and Mr. Inman filed their answers in this matter on September 18, 2000, and a motion for Summary Judgment on October 10, 2000. The Court denied the Bank’s motion for Summary Judgment on February 15, 2001. On July 27, 2001, the Bank and Mr. Inman filed a second motion for Summary Judgment. The Court granted in part and denied in part the Bank and Mr. Inman’s motion for Summary Judgment on October 5, 2001. The case was set for trial to begin on March 5, 2002; however, on February 22, 2002, the Court, on it’s own Motion, continued the trial until September 10, 2002. Mr. Pressman’s amended complaint seeks compensatory damages in an amount not to exceed $20 million and punitive damages in an amount not to exceed $40 million from each defendant. On September 3, 2002, the Court granted Mr. Pressman’s motion to Continue Trial and set February 25, 2003, to begin the trial. A bench trial on the merits of the case was held between February 25 and March 7, 2003. The case is currently under advisement and a decision is expected within the next 60 to 90 days from the conclusion of the trial. Management and legal counsel believe the Bank's defenses have factual and legal merit and each was supported by competent and admissible evidence. The Company believes it should prevail on the merits of the case. No provision has been made in the accompanying consolidated financial statements for the ultimate resolution of this matter.

     On September 1, 2000, Highland Capital, Inc. filed a complaint in the U.S. District Court for the Middle District of Tennessee, against Franklin National Bank alleging that the Bank required Highland Capital, Inc. to purchase stock in Franklin Financial Corporation, the Bank’s holding parent holding company, in conjunction with Highland Capital, Inc.’s efforts to obtain a loan from the Bank in violation of 12 U.S.C. § 1972, which prohibits certain tying arrangements. Highland Capital, Inc. is seeking an unspecified amount of damages in an amount not to exceed $2 million, plus attorney’s fees and costs. The bank filed an answer in the matter on September 19, 2000. On July 20, 2001, the Bank filed a motion for Summary Judgment. On November 19, 2001, the Magistrate Judge to whom the case has been assigned, issued a report regarding the Bank’s motion for Summary Judgment recommending that the Motion be granted and the complaint be dismissed. On March 21, 2002, the Court granted the Bank’s motion for Summary Judgment and dismissed Highland Capital, Inc.’s case with prejudice. On April 12, 2002, Highland Capital, Inc. filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. On July 10, 2002, the Bank responded with the filing of a Proof Brief of Appellee Franklin National Bank. No provision has been made in the accompanying consolidated financial statements for the ultimate resolution of this matter.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter ended December 31, 2002 to a vote of security holders of the Company.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Market Information and Dividends. The Company’s common stock began trading on the NASDAQ National Market under the symbol “FNFN” in May 2001. From November 2000 until May 2001 the Company’s common stock was traded on the Over-the-Counter Bulletin Board. Prior to this time, the Company’s common stock was quoted in the “Pink Sheets,” an inter-broker quotation medium and no organized trading market existed. The market for the Company’s common stock must be characterized as a limited market due to its relatively low trading volume and analyst coverage. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. The Company has paid a quarterly cash dividend to its shareholders over the past two fiscal years as set forth in the table below.

			Dividends
	High	Low	Paid

Fiscal year ended December 31, 2002
First Quarter	$22.37	$15.50	$.055
Second Quarter	$29.22	$21.60	$.055
Third Quarter	$28.00	$23.62	$.055
Fourth Quarter	$25.50	$21.37	$.055
Fiscal year ended December 31, 2001
First Quarter	$11.75	$9.75	$.0525
Second Quarter	$11.39	$9.75	$.0525
Third Quarter	$15.37	$11.11	$.0525
Fourth Quarter	$16.00	$12.88	$.0525

     Holders of Common Stock. As of March 15, 2003, the approximate number of holders of record of the Company’s common stock was 922.

     The Bank is restricted in its ability to pay dividends under the national banking laws and by regulations of the OCC. Pursuant to 12 U.S.C. § 56, a national bank may not pay dividends from its capital. All dividends must be paid out, of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C. § 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its shared capital, unless there has been transferred to surplus not less than 1/10 of the Bank’s net income of the preceding two consecutive half year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. § 60(b), the approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

Recent Sales of Unregistered Securities.

There were no sales of unregistered securities during the fourth quarter of 2002.

Item 6. Selected Financial Data.

	At or for the Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Earnings
Interest income	$50,623	$50,144	$43,224	$30,691	$26,438
Interest expense	18,020	27,106	25,927	15,185	13,142
Net interest income	32,603	23,038	17,298	15,506	13,296
Provision for loan losses	2,665	1,575	687	350	515
Other income	10,613	8,432	4,935	4,665	5,124
Other expense	22,869	19,062	14,457	13,006	10,251
Net income	11,085	6,907	4,739	4,470	4,886
Net income per share (basic)	$1.40	$.88	$.61	$.58	$.69
Net income per share (diluted)	$1.27	$.83	$.57	$.54	$.62
Average Balances
Assets	$794,948	$654,519	$503,964	$373,901	$308,287
Deposits	665,368	536,607	427,611	333,840	273,863
Loans, net	497,217	377,714	296,251	256,206	214,792
Earning assets	757,733	624,969	473,257	350,377	288,447
Shareholders’ equity	41,705	33,603	24,188	23,250	21,271
Balance Sheet Data
Assets	$891,233	$735,851	$604,946	$430,400	$349,867
Deposits	758,372	617,251	491,980	383,857	312,397
Loans, net	532,502	417,789	318,921	257,284	213,734
Earning assets	846,930	693,030	569,985	403,057	326,473
Long-term obligations	74,000	74,681	74,708	6,722	6,744
Shareholders’ equity	48,548	35,410	30,730	22,859	23,589
Book value per share	6.09	4.51	3.94	2.94	3.08
Dividends per share	.22275	.2125	.2025	.17	.04
Diluted shares outstanding (weighted)	8,754	8,352	8,357	8,322	7,889
Key Ratios
Return on average assets	1.39%	1.06%	0.94%	1.20%	1.59%
Return on average shareholders’ equity	26.58%	20.55%	19.59%	19.23%	22.97%
Shareholders’ equity to total assets	5.45%	5.13%	5.08%	5.31%	6.74%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

     Details regarding the Company’s financial performance are presented in the following discussion, which should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

General

     Franklin National Bank represents virtually all of the assets of Franklin Financial Corporation. The Bank, headquartered in Franklin, Tennessee, was opened in December of 1989 and continues to experience substantial growth. The Bank has nine full service branches located throughout Williamson, Davidson and Maury Counties. In August 1996, the Bank opened an insurance subsidiary, Franklin Financial Insurance. In October 1997, the Bank opened a securities subsidiary, Franklin Financial Securities. The securities subsidiary offers financial planning and securities brokerage services through Fifth Third Securities. In December 1997, the Bank began operating its mortgage division as a separate subsidiary, Franklin Financial Mortgage. Also in January 1998, the mortgage subsidiary began a wholesale mortgage operation and in August 1998, opened a retail mortgage origination office in Chattanooga, Tennessee. Franklin Financial Mortgage originates, sells and services mortgage loans. In June 2000, the Company formed Franklin Capital Trust I, a Delaware business trust and wholly owned subsidiary of the Company, for the purpose of issuing Trust Preferred Securities to the public. In December 2000, the Company received approval from the Federal Reserve Bank to convert from a bank holding company to a financial holding company to allow the Company additional avenues for growth opportunities.

Critical Accounting Policies

     Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified two policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to the methodology for the determination of our allowance for loan and lease losses and to the valuation of our mortgage servicing rights.

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

     Servicing assets on loans sold are measured by allocating the previous carrying amount between the assets sold and the retained interests based on their relative fair values at the date of transfer. Our mortgage servicing rights are related to in-house originations serviced for others. The initial amount recorded as mortgage servicing rights is essentially the difference between the amount that can be realized when loans are sold, with servicing released, as compared to loans sold, with servicing retained. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights.

     These policies and the judgments, estimates and assumptions are described in greater detail in Note 1 to the consolidated financial statements included herein. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in actual results differing from those estimates.

Liquidity and Capital Resources

     General. The Company maintains its liquidity through the management of its assets and liabilities. The Company strives to maintain an asset/liability mix that provides the highest possible net interest margin without taking undue risk with regard to asset quality or liquidity. Liquidity management involves meeting the funds flow requirements of customers who may withdraw funds on deposit or have need to obtain funds to meet their credit needs. Banks in general must maintain adequate cash balances to meet daily cash flow requirements as well as satisfy reserves required by applicable regulations. The cash balances held are one source of liquidity. Other sources are provided by the investment portfolio, federal funds purchased, Federal Home Loan Bank advances, sale of loan participations, loan payments, brokered and public funds deposits and the Company’s ability to borrow funds as well as issue new capital.

     Management believes liquidity is at an adequate level with cash and due from banks of $28.1 million at December 31, 2002. Loans and securities scheduled to mature within one year exceeded $298.8 million at December 31, 2002, which should provide further liquidity. In addition, approximately $257.9 million of securities are classified as available for sale to help meet liquidity needs should they arise. Based on the current interest rate environment, the Bank anticipates $95.0 million in cash flow from its investment portfolio over the next year as a source of liquidity to help fund loan demand. The Company has a line of credit of $5.0 million with a lending institution and the Bank is approved to borrow up to $10.0 million in funds from the Federal Home Loan Bank and $65.0 million in federal funds lines to assist with capital and liquidity needs. At December 31, 2002, the Company had $2.4 million in borrowings against its line of credit and the Bank had no federal funds purchased outstanding. The line of credit with the lending institution includes financial covenants requiring a (i) minimum loan loss reserve to non-performing assets ratio, (ii) minimum loan loss reserve to total loans, (iii) maximum ratio of non-performing loans to total loans, (iv) minimum return on average assets and (v) minimum tangible shareholder’s equity. The Company was in violation of the loan loss allowance to non-performing assets covenant at December 31, 2002, which was subsequently waived by the leading institution.

     In February and August 1998, the Bank entered into long-term convertible Federal Home Loan Bank advances with a ten-year maturity and one-year call option totaling $6.0 million. During the fourth quarter of 1999 these advances converted to variable rate advances, which reprice quarterly based on LIBOR.

     On July 17, 2000 and August 11, 2000 the Company completed the sale of $11.0 million and $5.0 million, respectively, of trust preferred securities (the “Trust Preferred Securities”). The Company received net proceeds of $15.2 million from the offering, which it used to repay approximately $5.0 million of indebtedness under its line of credit, purchase investments as part of a leverage program to offset the interest expense associated with the Trust Preferred Securities and for general corporate purposes, including capital investments in the Bank. The Trust Preferred Securities pay cumulative cash distributions accumulating from the date of issuance at an annual rate of three-month LIBOR plus 3.50% of the liquidation amount of $1,000 per preferred security on January 15, April 15, July 15 and October 15 of each year. The Trust Preferred Securities have a thirty-year maturity and may be redeemed by the Company beginning in July 2005 or upon the occurrence of certain other conditions. Subject to certain limitations, the Trust Preferred Securities qualify as Tier 1 capital and are carried in Other Borrowings on the Company’s Balance Sheet. The Company purchased approximately $81.3 million of investment securities in a leverage program to gain immediate income benefits and offset interest expense of the Trust Preferred Securities. This leverage program was funded through proceeds from the offering of the Trust Preferred Securities, $52.0 million of Federal Home Loan Bank advances and brokered certificates of deposit. The objectives of the leverage program are to realize a 120 basis point spread between investment yields and borrowings, to utilize cash flow from the investments purchased to help fund future loan demand and to limit interest rate shock exposure in the up 100 basis point rate shock scenario. As part of the leverage program to offset interest expense associated with the Trust Preferred Securities offering, during the third quarter of 2000, the Bank entered into three long-term convertible Federal Home Loan Bank advances. One advance of $25.0 million has a ten-year maturity with a three-year call option. The other two advances totaling $27.0 million have a five-year maturity with a one-year call option. After the three and one-year call options, these advances may be converted by the FHLB from a fixed rate to a variable rate. The Bank has $200,000 outstanding in repurchase agreements to further develop its relationship with a customer. The Bank had approximately $100.1 million in brokered deposits at December 31, 2002 to help fund strong loan demand. The majority of these deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank’s core deposit base.

     Approximately $59.8 million in loan commitments are expected to be funded within the next six months. Furthermore, the Bank has approximately $86.9 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded.

     Capital Expenditures. Other than expenditures relating to the normal course of business, the Company does not have any significant capital expenditures planned for 2003.

     Management monitors the Company’s asset and liability positions in order to maintain a balance between rate sensitive assets and rate sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company’s liquidity is adequate at December 31, 2002. Other than as set forth above, there are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which if they were to be implemented would have a material effect on the Company’s liquidity, capital resources, or results of operations.

     Cash Flows. Net cash flow provided by operating activities was $14.8 million in 2002. Proceeds from the sale of loans exceeded loans originated for sale by $4.8 million in 2002. The majority of this loan origination volume is due to the increase in loans originated in the mortgage banking segment. Accrued interest payable decreased $183,000 and other assets increased $6.0 million creating additional uses of funds by operating activities. The use of cash flow is offset by net income of $11.2 million and an increase in other liabilities of $2.7 million.

     Net cash used in investing activities was $147.1 million in 2002, which was largely due to the banking segment. The increase in the change in net loans was $120.2 million in 2002. The net change in the investment portfolio also increased $12.0 million in 2002. Growth in the investment portfolio has slowed due to cashflow from the investment portfolio being redeployed to loan portfolio fundings. This liquidity shift was one of the strategic objectives of the leverage program related to the Trust Preferred Securities offering in 2000 as previously discussed. The use of cash flow in investing activities is also attributed to an increase in federal funds of $18.9 million.

     Net cash provided by financing activities was $136.7 million in 2002. The increase in cash flow is primarily due to an increase in deposits of $141.1 million in 2002. Cash provided by financing activities is offset partially by $1.7 million of dividends paid and a decrease in repurchase agreements of $3.0 million.

     Interest Rate Sensitivity. The following is an analysis of rate sensitive assets and liabilities as of December 31, 2002:

	0-3 mos.	3-12 mos.	1-5 yrs.	5 or more yrs.	Total

Securities	$35,904	$32,271	$149,271	$52,867	$270,313
Loans	323,735	39,530	183,006	11,425	557,696
Federal funds sold	18,922	—	—	—	18,922

Total rate sensitive assets	378,561	71,801	332,277	64,292	846,931
NOW deposits	69,096	—	—	—	69,096
Savings deposits	231,846	—	—	—	231,846
Time deposits	207,504	115,760	55,659	—	378,923
Repurchase agreements	100	—	100	—	200
Other borrowings	24,381	—	—	52,000	76,381

Total rate sensitive Liabilities	532,927	115,760	55,759	52,000	756,446

Excess (deficiency) of rate sensitive assets less rate sensitive liabilities	$(154,366)	$(43,959)	$276,518	$12,292	$90,485

Excess (deficiency) as a percentage of earning assets	(18.2)%	(5.2)%	32.6%	1.5%	10.7%
Cumulative excess (deficiency)	$(154,366)	$(198,325)	$78,193	$90,485	$90,485

Cumulative excess (deficiency) as a percentage of earnings assets	(18.2)%	(23.4)%	9.2%	10.7%	10.7%

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

< P align="left">     Capital Adequacy. Stockholders’ equity at December 31, 2002, was $48.5 million or 5.5% of total assets compared to $35.4 million or 4.8% of total assets at December 31, 2001. See Note 15 to the consolidated financial statements. As set forth in the following table, equity capital of the Company and the Bank exceeded regulatory requirements as of December 31, 2002:

		Minimum
	For Capital	For “Well	Company
	Adequacy	Capitalized”	Consolidated	Bank’s
	Purposes	Category	Actual	Actual

Leverage ratio	4.00%	5.00%	7.1%	6.8%
Tier 1 risk-based ratio	4.00%	6.00%	10.1%	9.6%
Total risk-based ratio	8.00%	10.00%	11.1%	10.9%

Financial Condition

     Total assets have grown $155.4 million, or 21.1%, since December 31, 2001 to a total of $891.2 million at December 31, 2002. The growth during 2002 has been funded by a $141.1 million increase in deposits and net income of $11.2 million. Total deposits were $758.4 million at December 31, 2002.

     The Company continues to experience excellent loan demand as demonstrated by the growth in net loans of $114.7 million, or 27.5%, since December 31, 2001. The allowance for loan losses increased $1.5 million, or 34.9%, from the level at December 31, 2001, to a total of $5.8 million or approximately 1.03% of total loans. The increase in the allowance for loan losses is primarily the result of growth in the loan portfolio as opposed to significant deterioration in credit quality. The Company has seen significant growth in construction and commercial real estate loans, which carry a higher reserve factor. Management believes that the level in the allowance for loan losses is adequate at December 31, 2002. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. In addition, during 2001 the Company hired an internal loan review analyst. This internal position allows for more frequent and a higher volume of loan review. The allowance is below the Bank’s peer group average as a percentage of loans, however the Bank’s past due loans, at 2.11% of total loans at December 31, 2002, have historically been below peer group average. Past due loans are higher than usual at December 31, 2002, due to the recessionary economy and two large loan relationships being place on nonaccrual. At December 31, 2002, the Bank had non-accrual loans of $5.2 million compared to non-accrual loans of $1.0 million at December 31, 2001. The Bank had one large relationship of $4.7 million that was placed on non-accrual status during the third quarter of 2002. Management feels the Bank has adequate collateral on this loan relationship and does not expect to experience a loss. At December 31, 2002, the Bank had loans that were specifically classified as impaired of approximately $19.2 million compared to $10.4 million at December 31, 2001. The specific allocations of the allowance for loan losses related to impaired loans was $698,000 at December 31, 2002 compared to $714,000 at December 31, 2001. The average carrying value of impaired loans was approximately $12.8 million for the year ended December 31, 2002. Interest income of approximately $800,000 was recognized on these impaired loans during the year ended December 31, 2002. Loans held-for-sale decreased $1.1 million, or 5.4%, since December 31, 2001. Loans held-for-sale are carried at fair value.

     At December 31, 2002 the fair value of securities classified as available-for-sale exceeded the cost of the securities by $4.5 million. At December 31, 2001, cost of the securities classified as available-for-sale exceeded the fair value of securities by $157,000. As a result, unrealized (loss) gain net of taxes of $2.8 million and $(94,000) for the years ended December 31, 2002 and 2001, respectively, is included in “Other Comprehensive Income” in the stockholders’ equity section of the balance sheet. The change in unrealized gain (loss) is due to economic market conditions and slight decreases in long-term interest rates during late 2002. See Notes 1 and 3 to the consolidated financial statements.

     Available-for-sale securities increased $21.7 million, or 9.2%, during 2002 due to overall Bank growth. Held-to-maturity securities decreased $2.0 million, or 19.2%, due to security calls within the held-to-maturity category. Premises and equipment decreased $855,000, or 8.1%, during 2002 primarily due to depreciation expense offset partially by costs related to software and equipment costs related to the implementation of a document imaging system. Accrued interest receivable increased $94,000, or 2.6%, during 2002 due to increases of $134.8 million in the Bank’s loan and securities portfolios offset by continuing decreases in interest rates in 2002. Foreclosed assets decreased $1.5 million in 2002. Accrued interest payable decreased $183,000, or 11.0%, during 2002. The decrease is due to the continuing decreases in interest rates during 2002 offset partially by increases in interest-bearing deposits of $115.5 million in 2002. Stockholders’ equity increased $13.1 million, or 37.1% from December 31, 2001 to December 31, 2002. The increase in stockholders’ equity is primarily attributable to $11.1 million in net income and a $2.9 million increase in other comprehensive income offset slightly by $1.7 million in dividends declared.

Results of Operations

Fiscal 2002 Compared with Fiscal 2001

     The Company had net income of $11.1 million in 2002 compared to $6.9 million in 2001. The Company had income before taxes of $17.7 million in 2002, representing a 63.2% increase from the $10.8 million recorded in 2001.

     Total interest income increased $478,000, or 1.0%, in 2002 as compared to 2001, while total interest expense decreased $9.1 million, or 33.5%, in 2002 as compared to 2001. The increase in total interest income is attributable to an increase in average earning assets of $132.8 million, or 21.2%, in 2002, offset significantly by a decrease in rates. A large portion of the Bank’s loans are variable rate which causes interest income to decrease faster in a declining rate environment. The increase in total interest income is primarily due to the banking segment. The decrease in interest expense is attributable to decreases in interest rates offset by an increase in average interest bearing liabilities of $116.0 million, or 20.1%, in 2002. The Bank’s deposits are relatively short term in nature, which allows them to reprice faster than our rate sensitive assets. In a decreasing rate environment, as in 2002, this asset/liability structure was significantly favorable as deposits were repricing which help to offset the variable rate loan repricing. This short-term deposit portfolio has significantly increased the net interest margin in the declining rate environment as net yield increased from 3.69% in 2001 to 4.30% in 2002.

     The provision for loan losses was $2.7 million in 2002 as compared to $1.6 million in 2001. While asset quality remains good, increases in the provision for loan losses have been necessary due to growth in the Bank’s loan portfolio and as previously discussed, the Bank’s impaired loans have increased primarily due to the recessionary economy and one large problem loan relationship. Net charge-offs were $1.2 million or .24% of average loans outstanding in 2002, as compared to $331,000, or .09%, of average loans outstanding in 2001. The Bank had a $905,000 problem loan relationship which resulted in a portion of the increase in the provision for loan losses. The Bank charged-off the $905,000 of loans related to this relationship during the first nine months of 2002.

     Total other income of $10.6 million in 2002 increased $2.2 million, or 25.9%, from 2001. The increase was largely attributable to an increase of $1.1 million, or 30.6%, in loan origination fees related to the mortgage banking segment. The increase was also attributable to a $343,000, or 13.8%, increase in service charges on deposit accounts at the Bank and an $876,000 gain on sale of mortgage loans in the mortgage banking segment. Mortgage servicing rights income contributed $2.6 million and $1.2 million in 2002 and 2001, respectively, to the total income of the mortgage banking segment. The increase in service charges on deposit accounts is the result of continued strong growth in new deposit accounts. The gain on sale of mortgage loans resulted from the ability to pool mortgage loans to attain better pricing opportunities. Income from the Bank’s securities subsidiary increased $79,000, or 20.6%, to $456,000 in 2002 as compared to $378,000 in 2001.

     Total other expenses increased $3.8 million, or 20.0%, during 2002 as compared to 2001. Salaries and employee benefits increased $1.9 million, or 18.5%, primarily due to a $369,000 increase in commissions in the mortgage banking segment and a $392,000 increase officer performance incentives being required to be paid in cash in 2002 compared to primarily stock options in previous years due to certain restrictions in the Company’s Affiliation Agreement with Fifth Third Bancorp regarding option grants. The Bank had 215 full time equivalent employees at December 31, 2002 as compared to 233 a year earlier. Salaries and employee benefits for the mortgage banking segment was $2.3 million in 2002 as compared to $1.6 million in 2001. The increase is primarily due to an increase in commissions as a result of the increase in mortgage loan originations. Included in salaries and employee benefits are commissions related to the mortgage banking segment of $1.1 million in 2002 compared to $687,000 in 2001. Occupancy expense increased $46,000, or 2.3%, while furniture and equipment expense decreased $94,000, or 6.6%, from 2001 to 2002. Mortgage banking segment expenses increased $767,000, or 63.7%, in 2002 as compared to 2001. The increase is primarily due to an increase in mortgage correspondent loan pricing fees on wholesale loans originated, mortgage servicing rights impairment and amortization of mortgage servicing rights. The increase in mortgage servicing rights impairment of $304,000 resulted from a decrease in long-term mortgage interest rates, primarily during the fourth quarter of 2002, which led to higher than anticipated prepayment rates. Loss on the sale of mortgage loans was a realized loss of $253,000 in 2001 compared to the gain discussed above in 2002. The primary reasons for the loss was interest rate fluctuations. Foreclosed asset expense increased to $823,000 in 2002 primarily due to a valuation allowance of $746,000 established during the second quarter of 2002 on one property. The Company recognized merger expenses of $407,000 in 2002, which consisted of accounting, legal and broker fees related to the Company’s pending merger with Fifth Third Bancorp. See “Business — Recent Developments” for more information regarding the merger with Fifth Third Bancorp. Other expenses have increased as a result of the overall growth of the Bank.

Fiscal 2001 Compared with Fiscal 2000

     The Company had net income of $6.9 million in 2001 compared to $4.7 million in 2000. The Company had income before taxes of $10.8 million in 2001, representing a 52.8% increase from the $7.1 million recorded in 2000.

     Total interest income increased $6.9 million, or 16.0%, in 2001 as compared to 2000, while total interest expense increased $1.2 million, or 4.5%, in 2001 as compared to 2000. The increase in total interest income is attributable to an increase in average earning assets of $151.7 million, or 32.1%, in 2001, offset significantly by a decrease in rates. During 2001, the Federal Reserve Bank lowered interest rates eleven times resulting in the same reductions in the prime rate, which the Bank primarily uses to price loans. A large portion of the Bank’s loans are variable rate which causes interest income to decrease faster in a rapid declining rate environment. The increase in total interest income is primarily due to the banking segment. The increase in interest expense is attributable to an increase in average interest bearing liabilities of $133.5 million, or 30.2%, in 2001 offset by decreases in interest rates. The Bank’s deposits are relatively short term in nature, which allows them to reprice faster. In a decreasing rate environment, as in 2001, this asset/liability structure was beneficial as deposits were repricing which helped to offset the variable rate loan repricing. This short-term deposit portfolio has supported the net interest margin in the declining rate environment as net yield held steady from 3.65% in 2000 to 3.69% in 2001.

     The provision for loan losses was $1.6 million in 2001 as compared to $687,000 in 2000. While asset quality remains good, increases in the provision for loan losses have been necessary due to growth in the Bank’s loan portfolio. Net charge-offs were $331,000 or .09% of average loans outstanding in 2001, as compared to $142,000, or .05%, of average loans outstanding in 2000.

     Total other income of $8.4 million in 2001 increased $3.5 million, or 70.9%, from 2000. The increase was largely attributable to an increase of $2.0 million, or 131.1%, in loan origination fees related to the mortgage banking segment. The increase was also attributable to a $521,000, or 26.5%, increase in service charges on deposit accounts at the Bank and an increase of $1.1 million, or 579%, in the gain on sale of investment securities in the banking segment. Mortgage servicing rights income contributed $1.2 million and $239,000 in 2001 and 2000, respectively, to the total income of the mortgage banking segment. The increase in service charges on deposit accounts is the result of continued strong growth in new deposit accounts. The increase in the gain on sale of investment securities resulted from gain opportunities taken in the unstable rate environment of 2001 while conserving yield. Income from the Bank’s securities subsidiary decreased $138,000, or 26.7%, to $378,000 in 2001 as compared to $515,000 in 2000. The decrease is due to less transaction volume because of uncertainty in overall economic conditions.

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

	2002

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Interest income	$12,667	$12,749	$12,729	$12,478
Interest expense	4,466	4,464	4,485	4,605
Net interest income	8,200	8,285	8,244	7,873
Provision for loan losses	455	760	800	650
Income before income taxes	4,784	5,099	3,805	3,995
Net income	2,703	3,266	2,506	2,610
Net income per share
Basic	0.34	0.41	0.32	0.33
Diluted	0.32	0.37	0.28	0.30

	2001

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Interest income	$12,532	$12,763	$12,561	$12,288
Interest expense	5,511	6,646	7,242	7,707
Net interest income	7,021	6,117	5,319	4,581
Provision for loan losses	625	360	310	280
Income before income taxes	3,572	2,916	2,250	2,095
Net income	2,275	1,842	1,431	1,359
Net income per share
Basic	0.29	0.24	0.18	0.17
Diluted	0.28	0.22	0.17	0.16

Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SAFS No. 142 requires that goodwill and certain other intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The adoption of SFAS Nos. 141 and 142 did not have a material impact on the Company’s consolidated financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company has not yet determined the impact, if any, the adoption of SFAS No. 143 will have on its consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used; and (ii) measurement of the impairment of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial position or results of operations.

     In December 2001, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. SOP 01-6 clarifies accounting and financial reporting practices for lending and finance activities, eliminates distinctions between what constitutes a finance company and financing activities and conforms differences among the accounting and financial reporting guidance provided in various AICPA Audit and Accounting Guides. The objective of SOP 01-6 is to improve the consistency in accounting and reporting by banks, savings institutions, credit unions, finance companies, mortgage companies and certain activities of insurance companies. SOP 01-6 is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SOP 01-6 on January 1, 2002. The adoption of SOP 01-6 did not have an impact on the Company's accounting policies; however, certain additional disclosures were required to be included in the consolidated financial statements. These additional disclosures have been included in the notes to the consolidated financial statements at December 31, 2002 and 2001.

     In April, 2002, the FASB issued implementation guidance related to Derivatives Implementation Group (“DIG”) Issue No. C13, When a Loan Commitment Is Included in the Scope of Statement 133. DIG Issue No. C13 requires rate lock commitments on mortgage loans that are intended to be sold be accounted for as derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The adoption of DIG Issue No. C13 on July 1, 2002 did not have a material impact to the Company’s consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amended SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 in 2002 did not have a material effect on the Company's consolidated financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December  31, 2002 and is not anticipated to have a material impact on the Company’s consolidated financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution and the accounting for the impairment or disposal of acquired long-term customer relationship intangible assets. SFAS No. 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The adoption of SFAS No. 147 did not have an impact on the Company’s consolidated financial position or results of operations as the Company did not acquire any financial institutions.

     In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. This interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition and measurement provision of FIN no. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The interpretation’s disclosure requirements are effective for the Company as of December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 8 to the consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. As the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation, the adoption of SFAS No. 148 will not have an impact on the Company’s consolidated financial position or results of operations. The Company has included the disclosures in accordance with SFAS No. 148 above under Stock-Based Compensation.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. This Interpretation applies immediately to variable interest entities created in January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not yet determined the impact, if any, the adoption of FIN No. 46 will have on its consolidated financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The Company’s financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-bearing liabilities subject to repricing over a specified period and the amount of change in individual interest rates. The liquidity and maturity structure of the Company’s assets and liabilities are important to the maintenance of acceptable net interest income levels. An increasing interest rate environment negatively impacts earnings as the Company’s rate-sensitive liabilities generally reprice faster than its rate-sensitive assets. Conversely, in a decreasing interest rate environment, earnings are positively impacted. This potential asset/liability mismatch in pricing is referred to as “gap” and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one-year time horizon of between .7 and 1.3. At December 31, 2002, the Company had a gap ratio of .8 for the one-year period ending December 31, 2003. Thus, over the next twelve months, slightly more rate-sensitive liabilities will reprice than rate-sensitive assets.

     A 200 basis point decrease in interest rates spread evenly during 2003 is estimated to cause an increase in net interest income of $240,000 as compared to net interest income if interest rates were unchanged during 2003. In comparison, a 200 basis point increase in interest rates spread evenly during 2003 is estimated to cause a decrease in net interest income of $240,000 as compared to net interest income if rates were unchanged during 2003. This level of variation is within the Company’s acceptable limits. This simulation analysis assumes that savings and checking interest rates have a low correlation to changes in market rates of interest and that certain asset prepayments change as refinancing incentives evolve. The analysis takes into account the call features of certain investment securities based on the 200 basis point rate shock scenario. Further, in the event of a change of such magnitude in interest rates, the Company’s asset and liability management committee would likely take actions to further mitigate its exposure to the change. However, given the uncertainty of specific conditions and corresponding actions which would be required, the analysis assumes no change in the Company’s asset/liability composition.

Item 8. Financial Statements and Supplementary Data.

The following financial statements are filed with this report:
Independent Auditors’ Report-Deloitte & Touche LLP
Consolidated Balance Sheets – December 31, 2002 and 2001
Consolidated Statements of Income – Years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows – Years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Franklin Financial Corporation and Subsidiaries
Franklin, Tennessee

We have audited the accompanying consolidated balance sheets of Franklin Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8, the Company and its Chairman are defendants in litigation currently pending in federal court.

DELOITTE & TOUCHE LLP

Nashville, Tennessee
March 27, 2003

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

	2002	2001

ASSETS
Cash and cash equivalents (Notes 1 and 2)	$28,061,479	$23,664,888
Federal funds sold	18,922,000	—
Investment securities available-for-sale, at fair value (Notes 1 and 3)	68,324,701	59,964,081
Mortgage-backed securities available-for-sale, at fair value (Notes 1 and 3)	189,646,719	176,340,113
Investment securities held-to-maturity, at amortized cost (Notes 1 and 3)	8,043,095	9,916,337
Mortgage-backed securities held-to-maturity, at amortized cost (Notes 1 and 3)	185,468	269,911
Federal Home Loan and Federal Reserve Bank stock	4,113,200	3,950,800
Loans held for sale (Notes 1 and 4)	19,431,829	20,530,498
Loans (Notes 1 and 4)	538,263,372	422,058,045
Allowance for loan losses (Notes 1, 4 and 5)	(5,761,101)	(4,269,071)

Net loans	532,502,271	417,788,974
Premises and equipment, net (Notes 1 and 9)	9,690,515	10,545,321
Accrued interest receivable	3,713,438	3,619,446
Mortgage servicing rights, net (Notes 1 and 7)	3,748,642	2,254,279
Foreclosed assets (Notes 1 and 6)	1,555,000	3,036,706
Other assets (Notes 4 and 13)	3,294,560	3,970,024

TOTAL	$891,232,917	$735,851,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS (Note 10):
Noninterest-bearing	$78,506,426	$52,852,177
Interest-bearing	679,865,311	564,398,898

Total deposits	758,371,737	617,251,075
Repurchase agreements (Note 1)	200,000	3,200,000
Long-term debt and other borrowings (Note 11)	76,381,494	76,568,565
Accrued interest payable	1,478,173	1,661,010
Other liabilities (Note 13)	6,253,348	1,761,041

Total liabilities	842,684,752	700,441,691
COMMITMENTS AND CONTINGENCIES (Notes 8 and 12)
STOCKHOLDERS’ EQUITY (Notes 1, 14 and 15):
Common stock, no par value — authorized, 500,000,000 shares; issued, 7,968,022 and 7,843,241 shares at December 31, 2002 and 2001, respectively	12,658,702	11,596,758
Retained earnings	33,229,064	23,907,374
Accumulated other comprehensive income (loss), net of tax	2,807,332	(94,445)
Unearned compensation related to outstanding restricted stock awards	(146,933)	—

Total stockholders’ equity	48,548,165	35,409,687

TOTAL	$891,232,917	$735,851,378

See notes to consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

INTEREST INCOME:
Interest and fees on loans	$35,467,954	$34,067,746	$31,167,353
Taxable securities	14,006,665	15,078,451	10,768,075
Tax-exempt securities	1,004,354	712,890	1,042,534
Federal funds sold	143,930	285,592	246,448

Total interest income	50,622,903	50,144,679	43,224,410
INTEREST EXPENSE:
Certificates of deposit over $100,000	5,546,807	10,294,209	8,654,439
Other deposits	7,944,632	11,689,496	13,753,905
Federal Home Loan Bank advances	3,400,886	3,551,725	1,617,597
Other borrowed funds	1,127,389	1,570,862	1,900,800

Total interest expense	18,019,714	27,106,292	25,926,741

NET INTEREST INCOME	32,603,189	23,038,387	17,297,669
PROVISION FOR LOAN LOSSES (Note 5)	2,665,000	1,575,000	686,992

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	29,938,189	21,463,387	16,610,677
OTHER INCOME:
Service charges on deposit accounts	2,834,865	2,491,975	1,970,498
Mortgage banking activities	4,546,507	3,482,375	1,506,685
Gain on sale of investment securities	1,227,378	1,282,587	188,952
Gain on sale of mortgage loans	876,313	—	—
Other service charges, commissions and fees	671,385	797,901	753,742
Commissions on sale of annuities and brokerage activity	456,405	377,659	515,495

Total other income	10,612,853	8,432,497	4,935,372
OTHER EXPENSES:
Salaries and employee benefits (Note 17)	12,455,544	10,506,797	7,991,135
Occupancy (Notes 9 and 12)	2,107,176	2,060,786	1,695,658
Mortgage banking	1,970,159	1,203,309	537,191
Furniture and equipment	1,334,415	1,427,952	1,144,885
Foreclosed assets, net	823,453	—	—
Communications and supplies	604,856	631,668	527,890
Advertising and marketing	419,071	444,047	382,349
Merger expenses	407,160	—	—
FDIC and regulatory assessments	271,627	230,095	193,467
Loss on sale of mortgage loans	—	252,722	163,842
Other (Note 6)	2,475,068	2,305,014	1,820,572

Total other expenses	22,868,529	19,062,390	14,456,989

INCOME BEFORE INCOME TAXES	17,682,513	10,833,494	7,089,060
PROVISION FOR INCOME TAXES (Note 13)	6,597,420	3,926,407	2,350,426

NET INCOME	$11,085,093	$6,907,087	$4,738,634

NET INCOME PER SHARE (Notes 1 and 16):
Basic	$1.40	$0.88	$0.61

Diluted	$1.27	$0.83	$0.57

WEIGHTED AVERAGE SHARES OUTSTANDING (Note 16):
Basic	7,905,657	7,816,634	7,789,844

Diluted	8,753,802	8,352,068	8,357,434

See notes to consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Common Stock				Accumulated	Unamortized Cost
			Comprehensive	Retained	Other Comprehensive	Of Restricted
	Shares	Amount	Income (Loss)	Earnings	Income (Loss)	Stock Awards	Total

BALANCE, JANUARY 1, 2000	31,052,683	$11,344,844		$15,502,311	$(3,987,797)		$22,859,358
Comprehensive income:
Net income			$4,738,634	4,738,634			4,738,634
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the year (net of tax of $3,122,495)			4,693,279
Less: Reclassification adjustment for gains included in net income (net of tax of $71,802)			(117,150)

Other comprehensive income			4,576,129		4,576,129		4,576,129

Comprehensive income			$9,314,763

One-for-four reverse stock split	(23,289,613)
Exercise of stock options and issuance of common stock	36,861	110,706					110,706
Tax benefit of stock options exercised		23,167					23,167
Cash dividend declared; $0.15 per share				(1,168,121)			(1,168,121)
Cash dividend declared; $0.0525 per share				(409,697)			(409,697)

BALANCE, DECEMBER 31, 2000	7,799,931	11,478,717		18,663,127	588,332		30,730,176
Comprehensive income:
Net income			$6,907,087	6,907,087			6,907,087
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the year (net of tax of $74,951)			112,427
Less: Reclassification adjustment for gains included in net income (net of tax of $487,383)			(795,204)

Other comprehensive income			(682,777)		(682,777)		(682,777)

Comprehensive income			$6,224,310

Exercise of stock options and issuance of common stock	43,310	108,605					108,605
Tax benefit of stock options exercised		9,436					9,436
Cash dividend declared; $0.1575 per share				(1,231,513)			(1,231,513)
Cash dividend declared; $0.055 per share				(431,327)			(431,327)

BALANCE, DECEMBER 31, 2001	7,843,241	11,596,758		23,907,374	(94,445)		35,409,687
Comprehensive income:
Net income			$11,085,093	11,085,093			11,085,093
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the year (net of tax of $1,312,105)			2,140,803
Less: Reclassification adjustment for gains included in net income (net of tax of $466,404)			760,974

Other comprehensive income			2,901,777		2,901,777		2,901,777

Comprehensive income			$13,986,870

Exercise of stock options and issuance of common stock	113,586	483,943					483,943
Tax benefit of stock options exercised		382,091					382,091
Issue of restricted stock	11,195	195,910				$(195,910)
Amortization of restricted stock						48,977	48,977
Cash dividend declared; $0.228 per share				(1,763,403)			(1,763,403)

BALANCE, DECEMBER 31, 2002	7,968,022	$12,658,702		$33,229,064	$2,807,332	$(146,933)	$48,548,165

See notes to consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,085,093	$6,907,088	$4,738,634
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	522,346	331,198	(162,247)
Provision for loan losses	2,665,000	1,575,000	686,992
Decrease (increase) in deferred income taxes	94,485	(175,053)	(416,352)
Loans originated for sale	(206,165,613)	(146,482,562)	(44,769,799)
Proceeds from sale of loans	210,652,839	135,552,372	47,063,217
Gain on sale of investment securities	(1,227,378)	(1,282,587)	(188,952)
(Gain) loss on sale of loans	(571,414)	182,447	154,730
Loss (gain) on sale of premises and equipment, net	100,546	(8,088)	(17,266)
Loss (gain) on sale of foreclosed assets	823,453	(3,084)	(6,608)
(Increase) decrease in accrued interest receivable	(93,992)	518,221	(1,323,493)
(Decrease) increase in accrued interest payable	(182,837)	(1,469,779)	1,808,960
Increase in other liabilities	2,684,659	690,770	255,076
Increase in other assets	(5,994,752)	(5,254,557)	(1,214,342)
Tax benefit of stock options exercised	382,091	9,436	23,167

Net cash provided by (used in) operating activities	14,774,526	(8,909,178)	6,631,717
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in federal funds sold	(18,922,000)	10,438,000	(10,438,000)
Proceeds from sales of securities available-for-sale	82,350,507	170,154,035	99,974,164
Proceeds from maturities of securities available-for-sale	90,655,059	64,621,336	18,547,821
Proceeds from maturities of securities held-to-maturity	6,679,095	70,352	135,191
Purchases of securities available-for-sale	(187,742,612)	(248,525,309)	(202,823,583)
Purchases of securities held-to-maturity	(4,113,220)	(7,133,260)	—
Purchases of Federal Home Loan and Federal Reserve Bank stock	(162,400)	(223,300)	(2,119,500)
Net increase in loans	(120,195,440)	(100,443,064)	(63,407,708)
Proceeds from sale of foreclosed assets	4,818,479	48,084	582,484
Purchases of premises and equipment, net	(477,337)	(1,076,665)	(3,036,476)

Net cash used in investing activities	(147,109,869)	(112,069,791)	(162,585,607)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	141,120,662	125,271,292	108,122,744
(Decrease) increase in repurchase agreements	(3,000,000)	1,679,064	(900,000)
(Decrease) increase in other borrowings	(187,071)	250,283	57,266,669
Dividends paid	(1,734,577)	(1,641,212)	(1,556,410)
Net proceeds from issuance of common stock	532,920	108,605	110,706
Debt issue costs	—	—	(814,733)

Net cash provided by financing activities	136,731,934	125,668,032	162,228,976

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,396,591	4,689,063	6,275,086
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	23,664,888	18,975,825	12,700,739

CASH AND CASH EQUIVALENTS, END OF YEAR	$28,061,479	$23,664,888	$18,975,825

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$6,517,833	$4,248,627	$2,935,500

Cash paid during the year for interest	$18,202,642	$28,576,071	$24,117,781

See notes to consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of Franklin Financial Corporation and Subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The Company was incorporated on December 27, 1988 for the purpose of becoming a bank holding company. On December 20, 2001, the Company became a registered financial holding company under the Gramm-Leach-Bliley Financial Services Modernization Act. The Company’s subsidiary bank opened for business on December 1, 1989.

Consolidated Subsidiaries - The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Franklin National Bank (the “Bank”), Franklin Financial Insurance and Franklin Capital Trust I. The Bank has three subsidiaries, Hometown Loan Company (inactive), Franklin Financial Mortgage and Franklin Financial Securities. Significant intercompany transactions and balances have been eliminated.

Operating Segments – The Company manages its business in two primary reporting segments, the Bank and Franklin Financial Mortgage (“FFM”) (see Note 20).

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for available-for-sale investment securities, the allowance for loan losses, loans held for sale, mortgage servicing rights, mortgage rate lock commitments, depreciation of premises and equipment, foreclosed assets, provision for income taxes and deferred tax valuation allowances.

Cash and Cash Equivalents - include cash on hand and amounts due from banks.

Investment and Mortgage-Backed Securities - Securities are classified into three categories: held-to-maturity, available-for-sale and trading.

Securities classified as held-to-maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. The Company has the positive intent and ability to hold these securities to maturity. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. The fair value of available-for-sale securities is based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Trading securities are those held principally for the purpose of selling in the near future and are carried at fair value. The Company does not currently maintain a trading portfolio.

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

Loans - Loans are stated at the principal amount outstanding. Deferred loan fees and the allowance for loan losses are recorded as reductions of loans. Loan origination and commitment fees in excess of certain related costs are deferred and amortized as an adjustment of the related loan’s yield over the contractual life of the loan. Interest income on loans is computed based on the outstanding loan balance.

Loans are generally placed on nonaccrual status when payment of principal or interest is delinquent for 90 days or more. Loan delinquencies are determined based upon their contractual terms. When interest accruals are discontinued, interest accrued and not collected in the current year is reversed and interest accrued and not collected from prior years is charged to the allowance for loan losses. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on nonaccrual loans is recognized only to the extent of interest payments received. Loans are returned to accrual status when all delinquent principal and interest payments have been made.

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, application of loss factors based on risk ratings by type of loan, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. A specific allowance may be assigned to impaired loans if the difference between the collateral values or the present value of estimated cash flows and the contractual amount due exceeds the amount included in the allowance for loan losses resulting from the application of the applicable loss factor based on the impaired loans’ risk rating. A loan is considered impaired when management has determined it is possible that all amounts due according to the contractual terms of the loan agreement will not be collected. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

Capitalization of the allocated cost of commercial servicing rights is based on their relative fair value and occurs when the underlying loans are sold. The Company’s commercial servicing rights are related to certain commercial loans originated and sold with servicing retained and are reflected in other assets in the accompanying consolidated balance sheets. For purposes of measuring impairment, the servicing rights are stratified based on the predominant risk characteristics of loan type and loan term. The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

Loans Held for Sale - Loans held for sale are carried at the lower of aggregate cost or market value. Adjustments to reflect market value and realized gains and losses upon ultimate sale of the loans are classified in gain (loss) on sale of mortgage loans in the accompanying consolidated statements of income. Market value is determined based upon quoted market prices in the secondary market.

Derivative Financial Instruments - All derivative financial instruments held or issued by the Company are for purposes other than trading. Covered call options are recorded at fair value while the contracts are open with fees received recognized into income in the period the option expires. Such instruments are entered into by the Company as hedges against exposure to interest rate risk. The maximum term of such covered call options used by the Company is 30 days. The Company had no such covered call options or other derivative financial instruments outstanding on December 31, 2002 or 2001. Rate lock commitments on mortgage loans intended to be sold are considered to be derivatives and are recorded at fair value in other assets in the accompanying consolidated balance sheets. The changes in fair value of these rate lock commitments are recorded in gain on sale of mortgage loans in the accompanying consolidated statements of income. Rate lock commitments expose the Company to interest rate risk, which the Company manages by entering into forward sales contracts which are also recorded at fair value with changes in fair value recorded in gain on sale of mortgage loans.

Mortgage Banking Activities - The Company originates, purchases and sells residential mortgage loans. Generally, such loans are sold at origination. Any loans held for sale are carried at the lower of cost or market value in the aggregate with respect to the entire portfolio.

Capitalization of the allocated cost of mortgage servicing rights is based on their relative fair value and occurs when the underlying loans are sold. The Company’s mortgage servicing rights are related to in-house originations serviced for others.

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

Premises and Equipment, Net - Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method, based on the estimated useful lives of the respective assets. Estimated useful lives are 30 to 40 years for buildings and 3 to 7 years for furniture and equipment. Leasehold improvements are amortized over the shorter of their estimated useful life or the lease term on a straight-line basis. Accelerated depreciation methods are used for tax purposes. Net gains or losses from the sale of premises and equipment are included in other income or other expenses, respectively.

Foreclosed Assets - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, thereby establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by independent appraisers and/or management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Gains and losses from the sale of foreclosed assets are included in other income, and expenses to maintain such assets and changes in the valuation allowance, if any, are included in other expenses.

Income Taxes - The Company files a consolidated tax return. Income taxes are allocated to members of the consolidated group on a separate return basis. Provisions for income taxes are based on amounts reported in the consolidated statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include changes in deferred income taxes. Deferred taxes are computed using the asset and liability approach. The tax effects of differences between the tax and financial accounting basis of assets and liabilities are reflected in the consolidated balance sheets at the tax rates expected to be in effect when the differences reverse.

Securities Sold Under Agreements to Repurchase - Securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at the amounts at which the securities will subsequently be repurchased. It is the Company’s policy to maintain collateral with a market value equal to or in excess of the principal amount borrowed under repurchase agreements. The Company monitors the market value of the underlying securities which collateralize the related liability on repurchase agreements, including accrued interest, and provides additional collateral when considered appropriate.

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

Stock-Based Compensation – At December 31, 2002, the Company has three stock-based employee compensation plans, which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employee and related interpretations. The Company calculates compensation expense on the restricted stock plan as the difference between the market price of the underlying stock on the date of the grant and the purchase price, if any, and recognizes such amount on a straight-line basis over the restriction period in which the restricted stock is earned by the recipient. No stock-based employee compensation cost is reflected in net income for the Company’s two stock option plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	2002	2001	2000

Net earnings available to stockholders:
As reported	$11,085,093	$6,907,087	4,738,634
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,865,700)	(1,038,666)	(444,578)

Pro forma	$9,219,393	$5,868,421	$4,294,056

Basic earnings per share
As reported	$1.40	$0.88	$0.61
Pro forma	1.17	0.75	0.55
Diluted earnings per share available to
stockholders:
As reported	$1.27	$0.83	$0.57
Pro forma	1.05	0.70	0.51

In calculating the pro forma disclosures, the fair value of the options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000

Dividend yield	1.8%	1.7%	1.5%
Expected volatility	42%	33%	52%
Risk-free interest rate range	3.5 to 3.9%	4.8 to 5.1%	5.1 to 5.2%
Expected life	7-10 years	7-10 years	7-10 years

The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2002, 2001 and 2000 is $6.61, $4.11 and $7.61 per share, respectively.

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

Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain other intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The adoption of SFAS Nos. 141 and 142 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company has not yet determined the impact, if any, the adoption of SFAS No. 143 will have on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used; and (ii) measurement of the impairment of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2001, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. SOP 01-6 clarifies accounting and financial reporting practices for lending and finance activities, eliminates distinctions between what constitutes a finance company and financing activities and conforms differences among the accounting and financial reporting guidance provided in various AICPA Audit and Accounting Guides. The objective of SOP 01-6 is to improve the consistency in accounting and reporting by banks, savings institutions, credit unions, finance companies, mortgage companies and certain activities of insurance companies. SOP 01-6 is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SOP 01-6 on January 1, 2002. The adoption of SOP 01-6 did not have an impact on the Company’s accounting policies; however, certain additional disclosures were required to be included in the consolidated financial statements. These additional disclosures have been included in the notes to the consolidated financial statements at December 31, 2002 and 2001.

In April 2002, the FASB issued implementation guidance related to Derivatives Implementation Group (“DIG”) Issue No. C13, When a Loan Commitment Is Included in the Scope of Statement 133. DIG Issue No. C13 requires rate lock commitments on mortgage loans that are intended to be sold be accounted for as derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The adoption of DIG Issue No. C13 on July 1, 2002 did not have a material impact to the Company’s consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amended SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 in 2002 did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and is not anticipated to have a material impact on the Company’s consolidated financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution and the accounting for the impairment or disposal of acquired long-term customer relationship intangible assets. SFAS No. 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The adoption of SFAS No. 147 did not have an impact on the Company’s consolidated financial position or results of operations as the Company did not acquire any financial institutions.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an

Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. This interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition and measurement provision of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The interpretation’s disclosure requirements are effective for the Company as of December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 8 to the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. As the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation, the adoption of SFAS No. 148 will not have an impact on the Company’s consolidated financial position or results of operations. The Company has included the disclosures in accordance with SFAS No. 148 above under Stock-Based Compensation.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. This Interpretation applies immediately to variable interest entities created in January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not yet determined the impact, if any, the adoption of FIN No. 46 will have on its consolidated financial position and results of operations.

2.	RESTRICTED CASH BALANCES

The Bank is required to maintain reserves, in the form of cash and deposits, with the Federal Reserve Bank against its deposit liabilities. Aggregate reserves of approximately $5,474,000 and $3,390,000 were maintained to satisfy federal regulatory requirements at December 31, 2002 and 2001, respectively.

3.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following tables reflect the amortized cost and estimated fair values of debt, equity and mortgage-backed securities held at December 31, 2002 and 2001.

	2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value

U.S. Treasury obligations	$1,071,298	$63,392	$—	$1,134,690
Obligations of U.S government agencies	31,782,407	109,391	(2,438)	31,889,360
Obligations of state and political subdivisions	22,343,596	650,971	(54,699)	22,939,868
Corporate bonds	12,614,397	681,366	(934,980)	12,360,783

Investment securities	67,811,698	1,505,120	(992,117)	68,324,701
Mortgage-backed securities	185,610,492	4,091,401	(55,174)	189,646,719

Total available-for-sale	$253,422,190	$5,596,521	$(1,047,291)	$257,971,420

	2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-Maturity	Cost	Gains	Losses	Value

Obligations of U.S government agencies	$4,111,185	$20,434	$(7,760)	$4,123,859
Obligations of state and political subdivisions	3,931,910	108,385	(26,969)	4,013,326

Investment securities	8,043,095	128,819	(34,729)	8,137,185
Mortgage-backed securities	185,468	12,784	—	198,252

Total held-to-maturity	$8,228,563	$141,603	$(34,729)	$8,335,437

	2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value

U.S. Treasury obligations	$4,365,125	$4,767	$(125,128)	$4,244,764
Obligations of U.S government agencies	26,464,914	262,054	(275,633)	26,451,335
Obligations of state and political subdivisions	17,144,619	75,689	(643,691)	16,576,617
Corporate bonds	12,979,861	153,432	(441,928)	12,691,365

Investment securities	60,954,519	495,942	(1,486,380)	59,964,081
Mortgage-backed securities	175,507,088	1,856,685	(1,023,660)	176,340,113

Total available-for-sale	$236,461,607	$2,352,627	$(2,510,040)	$236,304,194

	2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-Maturity	Cost	Gains	Losses	Value

Obligations of U.S government agencies	$7,189,925	$127	$(95,406)	$7,094,646
Obligations of state and political subdivisions	2,726,412	73,228	—	2,799,640

Investment securities	9,916,337	73,355	(95,406)	9,894,286
Mortgage-backed securities	269,911	11,868	(38)	281,741

Total held-to-maturity	$10,186,248	$85,223	$(95,444)	$10,176,027

Gross gains of $1,276,425, $1,433,560 and $250,263 and gross losses of $49,047, $150,973, and $61,311 were realized on sales of securities available for sale in 2002, 2001 and 2000, respectively.

The amortized cost and fair value of debt and equity securities at December 31, 2002, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity

	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$25,993,893	$26,025,330	$75,000	$75,008
Due one to five years	1,093,040	1,088,000	1,225,016	1,293,029
Due five to ten years	5,587,846	5,928,876	2,348,049	2,340,905
Due after ten years	35,136,919	35,282,495	4,395,030	4,428,243

	67,811,698	68,324,701	8,043,095	8,137,185
Mortgage-backed securities	185,610,492	189,646,719	185,468	198,252

	$253,422,190	$257,971,420	$8,228,563	$8,335,437

Fair value of securities is established based on current market prices of similar securities as of the approximate dates indicated. Securities carried at $190,046,454 and $184,359,905 at December 31, 2002 and 2001, respectively, were pledged to secure deposits and for other purposes.

The following table reflects securities pledged at December 31, 2002 and 2001. Securities carried at $182,860,963 and $161,243,936 at December 31, 2002 and 2001, respectively, serve as collateral to secure public funds deposits, respectively.

	2002	2001

Investment securities available-for-sale	$20,660,906	$32,330,044
Investment securities held-to-maturity	3,389,580	3,830,030
Mortgage-backed securities available-for-sale	165,995,968	148,199,831

Total	$190,046,454	$184,359,905

At December 31, 2002 and 2001, the Company did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. government agencies, whose aggregate book value exceeded ten percent of stockholders’ equity.

4.	LOANS

Loans at December 31, 2002 and 2001 are summarized as follows:

	2002	2001

Commercial, financial and agricultural	$121,662,948	$109,469,927
Real estate — construction	83,680,734	71,209,803
Real estate — mortgage	332,281,076	241,795,430
Consumer	21,031,222	20,877,548

	558,655,980	443,352,708
Deferred loan fees	(960,779)	(764,165)
Allowance for loan losses	(5,761,101)	(4,269,071)

Total loans	$551,934,100	$438,319,472

The following is a summary of information pertaining to nonaccrual loans and loans past due 90 days or more still accruing interest at December 31, 2002 and 2001:

	2002	2001

Loans accounted for on a nonaccrual basis	$5,218,087	$1,022,892

Accruing loans which are contractually past due 90 days or more as to principal and interest payments	$2,459,069	$245,238

Direct and indirect loans to officers and directors during 2002 and 2001 are as follows:

	2002	2001

Balance at beginning of year	$978,074	$2,756,084
New loan disbursements	4,149,214	696,743
Repayments	(2,472,324)	(2,474,753)

Balance at end of year	$2,654,964	$978,074

In addition, there were approximately $1,716,293 and $466,205 of undisbursed loan commitments to such parties at December 31, 2002 and 2001, respectively.

Commercial servicing rights totaled $266,542 and $232,216 at December 31, 2002 and 2001, respectively. Commercial servicing rights in the amount of $34,326, $5,578 and $11,493 were capitalized during 2002, 2001 and 2000, respectively. Amortization of the servicing rights amounted to $33,439, $29,386 and $41,513 during 2002, 2001 and 2000, respectively. Accumulated amortization of commercial servicing rights was $154,763 and $121,324 at December 31, 2002 and 2001, respectively. In the opinion of management, a valuation allowance against net commercial servicing rights at December 31, 2002 and 2001 was not considered necessary.

5.	ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

	2002	2001	2000

Balance — beginning of period	$4,269,071	$3,025,138	$2,479,619
Provisions charged to operating expense	2,665,000	1,575,000	686,992
Loans charged off	(1,229,874)	(361,293)	(187,927)
Recoveries on loans previously charged off	56,904	30,226	46,454

Balance — end of period	$5,761,101	$4,269,071	$3,025,138

The following is a summary of information pertaining to loans specifically classified as impaired at December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002:

	2002	2001

Impaired loans without a specific allowance for loan losses	$16,011,541	$670,242
Impaired loans with a specific allowance for loan losses	3,156,367	9,725,663

Total impaired loans	$19,167,908	$10,395,905

Specific allowance for loan losses related to impaired loans	$698,088	$714,058

	2002	2001	2000

Average investment in impaired loans	$12,810,056	$7,049,953	$2,851,659

Interest income recognized on impaired loans	$800,441	$804,155	$350,405

6.	FORECLOSED ASSETS

Foreclosed assets are presented net of any allowance for losses. In the opinion of management, at December 31, 2002 and 2001, an allowance for losses related to foreclosed assets was not considered necessary.

Expenses (income) applicable to foreclosed assets for each of the three years in the period ended December 31, 2002 include the following:

	2002	2001	2000

Net gain on sales of real estate	$(9,284)	$(3,084)	$(6,608)
Provision for losses	745,694	—	—
Operating expenses	77,759	6,614	16,531

Total	$814,169	$3,530	$9,923

7.	MORTGAGE BANKING

The unpaid principal balances of mortgage loans serviced for others were approximately $287,591,000 and $163,485,000 at December 31, 2002 and 2001, respectively.

Custodial balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $3,327,000 and $2,939,000 at December 31, 2002 and 2001, respectively.

The Bank’s mortgage banking subsidiary has net worth requirements with the U.S. Department of Housing and Urban Development and the Federal Home Loan Mortgage Corporation of $250,000. These net worth requirements have been exceeded at December 31, 2002 and 2001.

Changes in the balance of mortgage servicing rights, net, were as follows:

	2002	2001	2000

Balance — beginning of period	$2,254,279	$1,480,561	$1,584,579
Amounts capitalized	2,632,864	1,236,616	239,029
Amortization expense	(834,282)	(462,898)	(343,047)
Impairment adjustment	(304,219)	—	—

Balance — end of period	$3,748,642	$2,254,279	$1,480,561

Accumulated amortization of mortgage servicing rights was $2,224,371, $1,390,089 and $927,230 at December 31, 2002, 2001 and 2000, respectively.

At December 31, 2002, the weighted-average amortization period of mortgage servicing rights was 5.2 years. Projected amortization expense for the gross carrying value of mortgage servicing rights at December 31, 2002 is estimated to be as follows for the next 5 years:

2003	$1,209,023
2004	1,047,026
2005	774,194
2006	349,175
2007	200,307

Management’s estimate of the valuation allowance against the net mortgage servicing rights was $304,219 at December 31, 2002. In the opinion of management, a valuation allowance against the net mortgage servicing rights at December 31, 2001 was not considered necessary.

8.	OTHER FINANCIAL INSTRUMENTS, COMMITMENTS, GUARANTEES AND CONTINGENCIES

Other Financial Instruments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, and commitments to sell mortgage loans. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheets. The contractual or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card commitments and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company controls the risks related to such commitments through credit approvals, limits and monitoring procedures.

The Bank writes covered call options on U.S. Treasury Securities, which are contracts for delayed delivery of securities in which the Bank agrees to make delivery at a specified future date of a specified instrument at a specified price or yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. The Bank uses such contracts in connection with its asset/liability management program in improving yield and managing interest rate exposure arising out of non-trading assets and liabilities. There were no outstanding covered call options at December 31, 2002 and 2001.

The Bank enters into commitments to make loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Therefore, they recorded at fair value in other assets in the accompanying consolidated balance sheets with changes in fair value recorded in gain on sale of mortgage loans in the accompanying consolidated statements of income. In measuring the fair value of rate lock commitments, the amount of the expected servicing rights is included in the valuation. This value is calculated using the same methodologies as are used to value the Bank’s mortgage servicing rights, adjusted using an anticipated fall out factor for loan commitments that will never be funded. This policy of recognizing value of the derivative has the effect of recognizing the gain from mortgage loans before the loans are sold. Rate lock commitments expose the Bank to interest rate risk. The Bank manages that risk by entering into forward sales contracts which are also recorded at fair value with changes in fair value reported in gain on sale of mortgage loans. The notional amount of rate lock commitments outstanding at December 31, 2002 and 2001 were $23,425,195 and $8,150,995, respectively. The notional amount of forward sales contracts outstanding at December 31, 2002 and 2001 were $34,069,732 and $24,603,645, respectively. At December 31, 2002, the fair value of net rate lock and forward sales commitments was $271,148 which is reflected in other assets in the accompanying balance sheets. Prior to the adoption of DIG Issue No. C13 in 2002 (see Note 1), the fair value net rate lock and forward sales commitments was treated as an off-balance sheet financial instrument.

Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness individually. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

The following table presents the contractual or notional amount of these financial instruments whose amounts represent credit risk as of December 31, 2002 and 2001:

	2002	2001

Commitments to extend credit	$102,904,596	$76,448,873
Credit card commitments	425,691	596,095
Standby letters of credit	19,971,453	9,590,910

The Bank primarily serves customers located in the Tennessee counties of Williamson, Maury and Davidson. As such, the majority of the Bank’s loans, commitments and stand-by letters of credit have been granted to customers in that area. Concentration of credit by type of loan is presented in Note 4.

Guarantees

In the ordinary course of business, the Company sells mortgage loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults and fraud. When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no defects, the Company has no commitment to repurchase the loan. The requirement to repurchase the loan or indemnify the investor is generally limited to 90 days from the date the related mortgage loan is sold to the investor. As of December 31, 2002, these guarantees totaled $79,264,972. No reserve has been established at December 31, 2002 to cover the potential exposure related to these guarantees as the Company does not believe the ultimate loss related to this exposure is material to the consolidated financial statements.

The Company maintains insurance for general liability, director and officer liability and property. Certain policies are subject to deductibles. In addition to the insurance coverage provided, the Company will indemnify certain officers and directors for actions taken on behalf of the Company.

Contingencies

On August 24, 2000, Jerrold S. Pressman filed a complaint in the U.S. District Court for the Middle District of Tennessee, against Franklin National Bank and Gordon E. Inman, Chairman of the Board of the Company and the Bank, alleging breach of contract, tortuous interference with contract, fraud, and civil conspiracy in connection with the denial of a loan to a potential borrower involved in a real estate transaction. The Bank and Mr. Inman filed their answers in this matter on September 18, 2000, and a motion for Summary Judgment on October 10, 2000. The Court denied the Bank’s motion for Summary Judgment on February 15, 2001. On July 27, 2001, the Bank and Mr. Inman filed a second motion for Summary Judgment. The Court granted in part and denied in part the Bank and Mr. Inman’s motion for Summary Judgment on October 5, 2001. The case was set for trial to begin on March 5, 2002; however, on February 22, 2002, the Court, on it’s own Motion, continued the trial until September 10, 2002. Mr. Pressman’s amended complaint seeks compensatory damages in an amount not to exceed $20 million and punitive damages in an amount not to exceed $40 million from each defendant. On September 3, 2002, the Court granted Mr. Pressman’s motion to continue trial and set February 25, 2003, to begin the trial. A bench trial on the merits of the case was held between February 25 and March 7, 2003. The case is currently under advisement and a decision is expected within 60 to 90 days from the conclusion of the trial. Management under the advice of legal counsel believes the Bank’s defenses have factual and legal merit and each is supported by competent and admissible evidence. The Company believes it should prevail on the merits of the case. No provision has been made in the accompanying consolidated financial statements for the ultimate resolution of this matter.

On September 1, 2000, Highland Capital, Inc. filed a complaint in the U.S. District Court for the Middle District of Tennessee, against Franklin National Bank alleging that the Bank required Highland Capital, Inc. to purchase stock in Franklin Financial Corporation, the Bank’s holding parent holding company, in conjunction with Highland Capital, Inc.’s efforts to obtain a loan from the Bank in violation of 12 U.S.C. § 1972, which prohibits certain tying arrangements. Highland Capital, Inc. is seeking an unspecified amount of damages in an amount not to exceed $2 million, plus attorney’s fees and costs. The bank filed an answer in the matter on September 19, 2000. On July 20, 2001, the Bank filed a motion for Summary Judgment. On November 19, 2001, the Magistrate Judge to whom the case has been assigned, issued a report regarding the Bank’s motion for Summary Judgment recommending that the Motion be granted and the complaint be dismissed. On March 21, 2002, the Court granted the Bank’s motion for Summary Judgment and dismissed Highland Capital, Inc.’s case with prejudice. On April 12, 2002, Highland Capital, Inc. filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. On July 10, 2002, the Bank responded with the filing of Proof Brief of Appellee Franklin National Bank. No provision has been made in the accompanying consolidated financial statements for the ultimate resolution of this matter.

There are also other legal actions in which the Company is a defendant. Management under the advice of legal counsel believes the Company also has meritorious defenses against these claims and intends to defend such actions vigorously. No provision has been made in the accompanying consolidated financial statements for the ultimate resolution of these matters.

9.	PREMISES AND EQUIPMENT, NET

Premises and equipment at December 31, 2002 and 2001 are summarized as follows:

	2002	2001

Land	$1,822,249	$1,822,249
Buildings	4,210,785	4,210,785
Leasehold improvements — buildings	4,087,391	4,049,938
Furniture and equipment	5,642,081	5,613,319

	15,762,506	15,696,291
Less accumulated depreciation and amortization	(6,071,991)	(5,150,970)

	$9,690,515	$10,545,321

10.	DEPOSITS

A summary of deposits at December 31, 2002 and 2001 follows:

	2002	2001

Non-interest bearing demand	$78,506,426	$52,852,177
Interest-bearing demand	274,800,866	181,588,880
Savings	26,140,671	16,512,845
Certificates of deposit of $100,000 or more	267,968,619	257,426,386
Other time deposits	110,955,155	108,870,787

	$758,371,737	$617,251,075

At December 31, 2002, the scheduled maturities of certificates of deposits and other time deposits are as follows:

2003	$323,144,822
2004	43,728,793
2005	6,420,636
2006	1,754,010
2007	3,875,513
2008 and thereafter	—

$378,923,774

At December 31, 2002 and 2001, $189,318 and $178,748, respectively, of demand deposits, overdrafts have been reclassified to loans. At December 31, 2002 and 2001, no deposits have been received on terms other than those available in the normal course of business.

11.	LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt and other borrowings at December 31, 2002 and 2001 are summarized as follows:

	2002	2001

Line of credit	$2,381,494	$1,800,000
Federal funds	—	88,000
Note payable	—	680,565
Federal Home Loan Bank advances	58,000,000	58,000,000
Trust preferred securities	16,000,000	16,000,000

	$76,381,494	$76,568,565

The Company has a $5,000,000 line of credit established with a lending institution secured by all of the outstanding capital stock of the Bank at December 31, 2002. Interest floats at 90-day LIBOR plus 200 basis points (3.42% and 4.4925% at December 31, 2002 and 2001, respectively), and is payable monthly. The line matures on April 1, 2003. The average balance outstanding under the line of credit during the years ended December 31, 2002 and 2001 was $2,051,299 and $1,644,000, respectively. The maximum amount outstanding at any month end under the line of credit during the years ended December 31, 2002 and 2001 was $2,381,494 and $1,800,000, respectively. The line of credit with the lending institution includes financial covenants requiring a (i) minimum loan loss reserve to non-performing assets ratio, (ii) minimum loan loss reserve to total loans, (III) maximum ratio of non-performing loans to total loans, (iv) minimum return on average assets and (v) minimum tangible shareholder’s equity. The Company was in violation of the loan loss allowance to non-performing assets covenant at December 31, 2002, which was subsequently waived by the lending institution.

The Bank also has federal funds lines (or the equivalent thereof) with correspondent banks totaling approximately $65,000,000 at December 31, 2002. The average balance outstanding under the federal funds lines during the years ended December 31, 2002 and 2001 was $5,602,605 and $2,067,658, respectively. The maximum amount outstanding at any month end under the federal funds lines during the years ended December 31, 2002 and 2001 was $29,181,000 and $6,405,000, respectively.

The Bank has a $10,000,000 line of credit with the Federal Home Loan Bank (“FHLB”) secured by a blanket pledge of 1-4 family residential mortgage loans. The arrangement is structured such that the carrying value of the loans pledged amounts to 150% of the principal balance of advances from the FHLB. At December 31, 2002 and 2001, there were no borrowings under this line of credit. The average balance outstanding under this line of credit during the years ended December 31, 2002 and 2001 was $368,493 and $-0-, respectively. The maximum amount outstanding at any month end under this line of credit during the years ended December 31, 2002 and 2001 was $7,500,000 and $0, respectively.

The Bank also has outstanding FHLB convertible advances of $27,000,000 maturing in three years and $31,000,000 maturing in five to eight years at December 31, 2002. The interest rates on $27,000,000 and $25,000,000 of these advances are fixed (6.15% and 6.46%, respectively, at December 31, 2002) during the first year and are subject to conversion to variable rates based on LIBOR at the option of the FHLB 1 year and 3 years, respectively, from the date of the advance and quarterly thereafter. The Company has the right to repay the advance on the date of conversion to a variable rate without penalty. The interest rates on the remaining $6,000,000 of these advances are variable based on LIBOR (1.43% and 2.13% at December 31, 2002 and 2001, respectively). The average balance outstanding of FHLB advances was $58,000,000 during the years ended December 31, 2002 and 2001. The maximum amount outstanding at any month end of FHLB advances was $58,000,000 during the years ended December 31, 2002 and 2001.

During 2000, the Company issued $16,000,000 of trust preferred securities through Franklin Capital Trust I, a Delaware business trust and wholly owned subsidiary of the Company. These securities pay cumulative cash distributions at a quarterly variable rate of three-month LIBOR plus 3.50% of the liquidation amount of $1,000 per preferred security on a quarterly basis. These securities have a 30-year maturity and may be redeemed by the Company upon the earlier of five years or the occurrence of certain other events. Subject to certain limitations, these securities qualify as Tier 1 capital. The average balance outstanding and the maximum amount outstanding at any month end of trust preferred securities was $16,000,000 during the years ended December 31, 2002 and 2001.

The Company paid off its note payable with a lending institution in the amount of $680,565 on January 17, 2002. The note was secured by the Williamson Square branch building. The average balance outstanding on this note payable during the years ended December 31, 2002 and 2001 was $29,833 and $696,649, respectively. The maximum amount outstanding at any month end on this note payable during the years ended December 31, 2002 and 2001 was $0 and $708,282, respectively.

The aggregate annual maturities of long-term debt and other borrowings during the five years ending December 31, 2007 and thereafter are as follows:

Year ending December 31,
2003	$2,381,494
2004	—
2005	27,000,000
2006	—
2007	—
2008 and thereafter	47,000,000

Total	$76,381,494

12.	RELATED PARTY AND OTHER LEASES

The Company has entered into agreements with the Company’s Chairman, President and Chief Executive Officer to lease certain banking facilities. Increases in lease payments are made annually on property leased from the chairman based on the increase in the Consumer Price Index during the previous year. All but one of the leases provides for a term of twenty years with three, five year renewal options. The remaining lease provides for a term of six and one half years with four, five year renewal options. All leases are accounted for as operating leases. Net rent expense paid to the chairman amounted to $657,465 in 2002, $643,393 in 2001, and $618,995 in 2000. Rent expense paid to unrelated parties amounted to $706,808 in 2002, $622,992 in 2001, and $396,274 in 2000.

Future minimum lease payments, exclusive of any increases related to the Consumer Price Index, under these leases as of December 31, 2002 are as follows:

	Related
	Party	Others	Total

2003	$662,226	$638,344	$1,300,570
2004	662,226	589,978	1,252,204
2005	662,226	472,796	1,135,022
2006	662,226	461,203	1,123,429
2007	662,226	337,095	999,321
2008 and thereafter	965,746	961,113	1,926,859

Total	$4,276,876	$3,460,529	$7,737,405

13.	INCOME TAXES

Income taxes consist of the following:

	2002	2001	2000

Current:
Federal	$5,332,219	$3,406,939	$2,208,275
State	1,170,715	694,521	558,503

Total current expense	6,502,934	4,101,460	2,766,778

Deferred:
Federal	84,688	(148,207)	(350,543)
State	9,798	(26,846)	(65,809)

Total deferred expense (benefit)	94,486	(175,053)	(416,352)

Total income taxes	$6,597,420	$3,926,407	$2,350,426

Net deferred income tax assets and liabilities are included in other assets and other liabilities, respectively, on the consolidated balance sheets. Significant temporary differences between tax and financial reporting that give rise to net deferred tax (liabilities) assets at December 31, 2002 and 2001 are as follows:

	2002	2001

Deferred tax assets:
Allowance for loan losses	$2,205,914	$1,595,811
Unrealized loss on securities available-for-sale	—	62,966
Other	108,226	20,692

Total deferred tax assets	2,314,140	1,679,469

Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(1,741,900)	—
Mortgage servicing rights	(1,478,223)	(897,819)
FHLB stock dividends	(313,909)	(249,557)
Unrealized gains on mortgage loan rate lock commitments	(129,729)	—
Other	(19,645)	(2,009)

Total deferred tax liabilities	(3,683,406)	(1,149,385)

Net deferred tax (liability) asset	$(1,369,266)	$530,084

Management believes that a valuation allowance against the deferred tax assets at December 31, 2002 and 2001 is not considered necessary because it is more likely than not such amounts will be fully realized.

A reconciliation of income taxes with the amount of income taxes computed by applying the federal statutory rate (34%) to pretax income follows:

	2002	2001	2000

Tax expense at statutory rate	$6,012,115	$3,683,388	$2,410,280
Increase (decrease) in taxes resulting from:
Tax-exempt income	(337,042)	(239,608)	(354,462)
Federal tax credit	(96,096)	—	—
State income taxes, net of federal tax benefit	779,140	439,199	221,689
Non-deductible merger costs	138,434	—	—
Disallowed interest expense	29,166	43,122	88,996
Other, net	71,703	306	(16,077)

Total income taxes	$6,597,420	$3,926,407	$2,350,426

14.	STOCK BASED COMPENSATION PLANS

Organizers of the Company received warrants in connection with the Company’s initial public offering granting the holders thereof the option to purchase 2,354,304 shares of common stock at $0.31 per share. Additionally, the Company has a 1990 Stock Option Plan and a 2000 Stock Option Plan (the “Plans”) which were adopted by the Company’s Board of Directors on April 19, 1990 and April 10, 2000, respectively, authorizing up to 200,000 and 7,500,000 shares, respectively, for employees who are contributing significantly to the management or operation of the business of the Company as determined by the Company’s Board of Directors or the committee administering the Plans. The Plans provide for the grant of options at the discretion of the Board of Directors of the Company or a committee designated by the Board of Directors to administer the Plans. The option exercise price must be at least 100% (110% in the case of a holder of 10% or more of the common stock) of the fair market value of the stock on the date the option is granted for qualified incentive stock options. There is no limit with respect to the exercise price for non-qualified stock options. The options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plans. Stock options granted pursuant to the Plans will expire on or before (1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company. All options granted prior to 1998 were immediately vested. In 1998, 1999, 2000, 2001 and 2002, certain options were granted and will vest evenly over five years; with the exception of 2002 which vest over four years. In 1996, an amendment to the 1990 Stock Option Plan increased the number of shares available for grant to 750,000 shares and provided for the granting of non-qualified options to eligible employees and directors. The Plans provide for stock splits which would adjust the options outstanding, the option prices and the number of shares authorized by the Plans according to the terms of the stock split. The Company declared a two-for-one stock split in January, 1998, a four-for-one stock split in March, 1998 and a one-for-four reverse stock split in August, 2000. Adjusted for these stock splits, the number of shares authorized under the Plans is currently 4,875,000.

All options expire within ten years from the date of grant except for 226,000, 200,000, 50,000, 50,000, 266,666 and 200,000 options issued in 1997, 1998, 1999, 2000, 2001 and 2002, respectively, which expire in 15 years.

A summary of the status of the Company’s stock option plans for each of the three years in the period ended December 31, 2002, and the changes during those years is presented below.

		Weighted
		Average
	Shares	Exercise
	Outstanding	Price

Options outstanding at January 1, 2000	1,415,663	$6.64
Options granted	94,175	14.00
Options exercised	(36,706)	2.95
Options expired	(3,500)	16.89

Options outstanding at December 31, 2000	1,469,632	7.10
Options granted	407,266	10.25
Options exercised	(42,304)	2.26

Options outstanding at December 31, 2001	1,834,594	7.74
Options granted	496,152	15.50
Options exercised	(113,511)	4.24
Options expired	(47,290)	15.02

Options outstanding at December 31, 2002	2,169,945	9.53

Option exercisable at December 31,
2000	1,427,469	6.67

2001	1,727,121	7.51

2002	1,869,019	8.75

The following table summarizes information about the stock options outstanding under the Company’s Plans at December 31, 2002:

		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Shares	Exercise	Remaining	Shares	Exercise
Price	Outstanding	Price	Life	Exercisable	Price

$1.38 - $3.00	399,422	$2.89	2.87	399,422	$2.89
3.01 - 4.50	447,150	4.50	6.49	447,150	4.50
4.51 - 11.00	699,442	10.57	10.07	634,206	10.59
11.01 - 14.00	90,800	14.00	9.75	83,570	14.00
14.01 - 23.00	533,131	16.62	10.90	304,671	17.36

	2,169,945			1,869,019

On April 17, 2001, the Company’s Board of Directors adopted the Franklin Financial Corporation 2001 Key Employee Restricted Stock Plan (“Restricted Stock Plan”). The Restricted Stock Plan provides for the grant of up to an aggregate of 250,000 restricted shares of the Company’s common stock. Under the terms of the Restricted Stock Plan, the Company’s Board of Directors or a committee of the Board of Directors may award restricted shares of the Company’s common stock to top executives or key management personnel of the Company. The shares issued pursuant to the Restricted Stock Plan are subject to restrictions on transfer and certain other conditions. During the restriction period, participants are entitled to vote and receive dividends on such shares, subject to any restrictions that may be placed on such dividends. In 2002, 13,503 shares of restricted stock were issued under the Plan.

15.	CAPITAL

Substantial restrictions are placed on the Bank with respect to payment of dividends without prior regulatory approval. The extent of dividends which may be paid by a national bank is generally limited to retained net profits for any given year combined with the retained net profits of the two preceding years. Retained earnings totaling $19,954,201 and $13,244,884 at December 31, 2002 and December 31, 2001, respectively, were subject to these restrictions with respect to payment of dividends. Cash dividends are also restricted, under the Company’s line of credit, if the Bank’s leverage capital ratio is less than 7%.

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulatory agencies about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to total average assets (as defined in the regulations). Management believes, as of December 31, 2002 and 2001, that the Company and the Bank are in compliance with all capital adequacy requirements they are subject to.

As of December 31, 2002, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier I risk-based, and Tier I leverage ratios must be maintained as set forth in the table. There have been no conditions or events since that notification that would cause management to believe the Bank’s category has changed.

Actual capital amounts and ratios at December 31, 2002 and 2001, are as follows:

	For capital		under prompt corrective
	adequacy purposes		action provisions		Actual

December 31, 2002	Franklin		Franklin		Franklin
	National		National		National
	Bank	Consolidated	Bank	Consolidated	Bank	Consolidated

Amount:
Tier I to average assets	$34,064,678	$34,318,798	$42,580,848	$42,898,498	$57,886,008	$60,601,735
Tier I to risk- weighted assets	24,021,208	24,093,200	36,031,812	36,139,800	57,886,008	60,601,735
Total capital to risk- weighted assets	48,042,416	48,186,400	60,053,020	60,233,000	65,679,619	67,115,892
Ratios:
Tier I to average assets	4.0%	4.0%	5.0%	5.0%	6.8%	7.1%
Tier I to risk- weighted assets	4.0%	4.0%	6.0%	6.0%	9.6%	10.1%
Total capital to risk- weighted assets	8.0%	8.0%	10.0%	10.0%	10.9%	11.1%

			To be well capitalized
	For capital		under prompt corrective
	adequacy purposes		action provisions		Actual

December 31, 2001	Franklin		Franklin		Franklin
	National		National		National
	Bank	Consolidated	Bank	Consolidated	Bank	Consolidated

Amount:
Tier I to average assets	$28,011,280	$28,287,080	$35,014,100	$35,358,850	$47,772,427	$47,102,326
Tier I to risk- weighted assets	19,270,348	19,370,588	28,905,522	29,055,882	47,772,427	47,102,326
Total capital to risk- weighted assets	38,540,696	38,741,176	48,175,870	48,426,470	54,074,008	55,536,686
Ratios:
Tier I to average assets	4.0%	4.0%	5.0%	5.0%	6.8%	6.7%
Tier I to risk- weighted assets	4.0%	4.0%	6.0%	6.0%	9.9%	9.7%
Total capital to risk- weighted assets	8.0%	8.0%	10.0%	10.0%	11.2%	11.5%

16.	EARNINGS PER SHARE

In the calculation of basic and diluted earnings per share, net income is identical. Below is a reconciliation for the three years in the period ended December 31, 2002, of the difference between basic weighted average shares outstanding and diluted weighted average shares outstanding.

	2002	2001	2000

Weighted average shares — basic	7,905,657	7,816,634	7,789,844
Effect of dilutive securities:
Stock options	848,145	535,434	567,590

Weighted average shares — diluted	8,753,802	8,352,068	8,357,434

During August 2000, the Company declared a one-for-four reverse stock split effective October 18, 2000, to shareholders of record on August 25, 2000. All references to per share and weighted average share information in the consolidated financial statements reflect this reverse stock split.

17.	EMPLOYEE BENEFITS

The Company has a 401(k) savings plan for all employees who have completed ninety days of service and are twenty-one years of age or more. The Company generally matches fifty percent of employee contributions to the plan up to a maximum of six percent of gross wages. The Company’s contributions to the plan are included in salaries and employee benefits expense on the consolidated statements of income and amounted to $240,204, $160,645, and $114,051, in 2002, 2001 and 2000, respectively.

18.	FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows at December 31, 2002 and 2001:

	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$28,061,479	$28,061,479	$23,664,888	$23,664,888
Federal funds sold	18,922,000	18,922,000	—	—
Securities available-for-sale	257,971,420	257,971,420	236,304,194	236,304,194
Securities held-to-maturity	8,228,563	8,335,437	10,186,248	10,176,027
Federal Home Loan and Federal Reserve Bank stock	4,113,200	4,113,200	3,950,800	3,950,800
Loans	538,263,372	542,273,313	422,058,045	423,788,692
Loans held for sale	19,431,829	19,702,977	20,530,498	20,530,498
Total servicing rights	3,860,421	3,860,421	2,365,171	2,724,261
Accrued interest receivable	3,713,438	3,713,438	3,619,446	3,619,446
Rate lock commitments, net	271,148	271,148	—	419,049
Financial liabilities:
Deposits with defined maturities	378,923,774	380,041,682	366,297,173	368,064,301
Deposits with undefined maturities	379,447,963	379,447,963	250,953,902	250,953,902
Other borrowings and repurchase agreements	76,581,494	76,581,494	79,768,565	79,768,565
Accrued interest payable	1,478,173	1,478,173	1,661,010	1,661,010
Off-balance sheet items:
Commitments to extend credit	—	102,904,596	—	76,448,873
Credit card commitments	—	425,691	—	596,095
Standby letters of credit	—	19,971,453	—	9,590,910

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. These fair values are provided for disclosure purposes only and do not impact carrying values of financial statement amounts.

Cash and Cash Equivalents - The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values, which includes cash on hand and amounts due from banks.

Federal Funds Sold - The carrying amount for federal funds sold approximates those assets’ fair value.

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

Loans Held for Sale – Fair values for loans held for sale are based on quoted market prices in the secondary market.

Servicing Rights - The fair values of mortgage servicing rights and commercial servicing rights are estimated using discounted cash flows based on a current market interest rate.

Accrued Interest Receivable - The carrying amounts of accrued interest approximates fair value.

Rate Lock Commitments, net – The fair values of mortgage rate lock commitments and forward sales contracts are reflected on a net basis and are estimated based on quoted market prices.

Deposits with Defined Maturities - The fair value for defined maturity deposits, primarily certificates of deposit, is calculated by discounting future cash flows to their present value. Future cash flows, consisting of principal and interest payments, are discounted using rates offered on similar instruments based on the remaining maturity.

Deposits with Undefined Maturities - The fair value of undefined maturity deposits is equal to the carrying value and includes demand deposits, savings accounts, NOW accounts and money market deposit accounts.

Other Borrowings and Repurchase Agreements - The carrying amounts of other borrowings and repurchase agreements approximate their fair values.

Off-Balance Sheet Instruments - Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. The fees charged for covered call options are representative of their fair value.

19.	PARENT COMPANY ONLY FINANCIAL INFORMATION

Financial information for Franklin Financial Corporation, the parent company, as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 is as follows:

	2002	2001

CONDENSED BALANCE SHEETS
ASSETS
Cash	$69,399	$109,244
Investment in subsidiaries	62,284,408	49,160,259
Other	9,342,258	8,810,515

TOTAL	$71,696,065	$58,080,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$23,147,900	$22,670,331
Stockholders’ equity	48,548,165	35,409,687

TOTAL	$71,696,065	$58,080,018

	2002	2001	2000

CONDENSED STATEMENTS OF INCOME
INCOME:
Management fees and rental income	$1,289,044	$1,206,587	$841,357
Interest income	111,198	182,319	149,273
Other income	397	—	1,318

	1,400,639	1,388,906	991,948
EXPENSES:
Interest expense	1,117,904	1,609,990	1,352,612
Salaries and employee benefits	548,321	502,451	371,736
Other	1,033,322	682,514	403,212

	2,699,547	2,794,955	2,127,560
LOSS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(1,298,908)	(1,406,049)	(1,135,612)
INCOME TAX BENEFIT	441,629	478,056	396,684

LOSS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(857,279)	(927,993)	(738,928)
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	11,942,372	7,835,080	5,477,562

NET INCOME	$11,085,093	$6,907,087	$4,738,634

	2002	2001	2000

CONDENSED STATEMENTS OF CASH FLOWS:
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,085,093	$6,907,087	$4,738,634
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	105,791	78,428	52,091
Equity in undistributed earnings of subsidiaries	(11,942,372)	(7,835,080)	(5,477,562)
Increase in other assets	(637,534)	(742,258)	(1,951,707)
(Decrease) increase in other liabilities	(41,988)	78,684	(193,446)
Tax benefit of stock options exercised	382,091	9,436	23,167

Net cash used in operating activities	(1,048,919)	(1,503,703)	(2,808,823)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of premises and equipment	—	—	(2,073,599)

Net cash used in investing activities	—	—	(2,073,599)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,734,577)	(1,641,212)	(1,556,410)
Dividends received from subsidiary	1,720,000	2,155,000	1,435,000
Net proceeds from issuance of common stock	532,920	108,605	110,706
Purchase of subsidiaries stock	—	(525,000)	(5,525,000)
Proceeds from borrowings, net	490,731	97,495	12,504,386
Debt issue costs	—	—	(814,733)

Net cash provided by financing activities	1,009,074	194,888	6,153,949

NET (DECREASE) INCREASE IN CASH	(39,845)	(1,308,815)	1,271,527
CASH AT BEGINNING OF YEAR	109,244	1,418,059	146,532

CASH AT END OF YEAR	$69,399	$109,244	$1,418,059

20.	SEGMENT REPORTING

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

“All Other” consists of the Bank’s insurance and securities subsidiaries and the bank holding company operations which do not meet the quantitative threshold for separate disclosure. The revenue earned by the insurance and securities subsidiaries is reported in other income in the consolidated financial statements and the revenue earned by the bank holding company consists of intercompany transactions that are eliminated in consolidation.

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

	2002

		Mortgage
	Bank	Banking	All Other	Eliminations	Consolidated

Total interest income	$49,806,034	$981,641	$2,704,448	$(2,869,220)	$50,622,903
Total interest expense	17,177,780	182,561	1,991,154	(1,331,781)	18,019,714

Net interest income	32,628,254	799,080	713,294	(1,537,439)	32,603,189
Provision for loan losses	2,665,000	—	—	—	2,665,000

Net interest income after provision	29,963,254	799,080	713,294	(1,537,439)	29,938,189

Total other income	4,426,263	5,420,911	12,277,096	(11,511,417)	10,612,853
Total other expense	16,781,990	4,818,917	2,556,666	(1,289,044)	22,868,529

Income before taxes	17,607,527	1,401,074	10,433,724	(11,759,812)	17,682,513
Provision for income taxes	6,654,653	452,737	(509,970)	—	6,597,420

Net income	$10,952,874	$948,337	$10,943,694	$(11,759,812)	$11,085,093

Other significant items
Total assets	$863,836,242	$25,053,168	$89,006,618	$(86,663,111)	$891,232,917
Depreciation, amortization and accretion	(495,380)	884,012	133,714	—	522,346
Revenues from external customers
Total interest income	49,641,262	981,641	—	—	50,622,903
Total other income	4,426,263	5,420,911	765,679	—	10,612,853

Total income	$54,067,525	$6,402,552	$765,679	$—	$61,235,756

Revenues from affiliates
Total interest income	$164,772	$—	$2,704,448	$(2,869,220)	$—
Total other income	—	—	11,511,417	(11,511,417)	—

Total income	$164,772	$—	$14,215,865	$(14,380,637)	$—

	2001

		Mortgage
	Bank	Banking	All Other	Eliminations	Consolidated

Total interest income	$49,337,165	$1,009,166	$3,604,315	$(3,805,967)	$50,144,679
Total interest expense	25,880,273	424,950	2,876,986	(2,075,917)	27,106,292

Net interest income	23,456,892	584,216	727,329	(1,730,050)	23,038,387
Provision for loan losses	1,575,000	—	—	—	1,575,000

Net interest income after provision	21,881,892	584,216	727,329	(1,730,050)	21,463,387

Total other income	4,244,675	3,487,316	7,587,174	(6,886,668)	8,432,497
Total other expense	14,553,017	3,589,535	2,126,425	(1,206,587)	19,062,390

Income before taxes	11,573,550	481,997	6,188,078	(7,410,131)	10,833,494
Provision for income taxes	4,346,171	140,217	(559,981)	—	3,926,407

Net income	$7,227,379	$341,780	$6,748,059	$(7,410,131)	$6,907,087

Other significant items
Total assets	$709,094,271	$23,747,374	$75,236,902	$(72,227,169)	$735,851,378
Depreciation, amortization and accretion	(341,364)	530,916	141,645	—	331,197
Revenues from external customers
Total interest income	49,135,513	1,009,166	—	—	50,144,679
Total other income	4,244,675	3,487,316	700,506	—	8,432,497

Total income	$53,380,188	$4,496,482	$700,506	$—	$58,577,176

Revenues from affiliates
Total interest income	$201,652	$—	$3,604,315	$(3,805,967)	$—
Total other income	—	—	6,886,668	(6,886,668)	—

Total income	$201,652	$	$10,490,983	$(10,692,635)	$—

	2000

		Mortgage
	Bank	Banking	All Other	Eliminations	Consolidated

Total interest income	$42,512,733	$873,592	$2,315,571	$(2,477,486)	$43,224,410
Total interest expense	24,376,577	508,740	2,083,910	(1,042,486)	25,926,741

Net interest income	18,136,156	364,852	231,661	(1,435,000)	17,297,669
Provision for loan losses	700,000	—	—	(13,008)	686,992

Net interest income after provision	17,436,156	364,852	231,661	(1,421,992)	16,610,677

Total other income	2,533,761	1,506,685	5,765,776	(4,870,850)	4,935,372
Total other expense	11,265,041	2,380,581	1,652,724	(841,357)	14,456,989

Income before taxes	8,704,876	(509,044)	4,344,713	(5,451,485)	7,089,060
Provision for income taxes	2,914,831	(173,075)	(391,330)	—	2,350,426

Net income	$5,790,045	$(335,969)	$4,736,043	$(5,451,485)	$4,738,634

Other significant items
Total assets	$590,470,931	$12,763,057	$70,111,561	$(68,399,835)	$604,945,714
Depreciation, amortization and accretion	(649,893)	415,716	71,930	—	(162,247)
Revenues from external customers
Total interest income	42,350,818	873,592	—	—	43,224,410
Total other income	2,533,761	1,506,685	894,926	—	4,935,372

Total income	$44,884,579	$2,380,277	$894,926	$—	$48,159,782

Revenues from affiliates
Total interest income	$161,915	$—	$2,315,571	$(2,477,486)	$—
Total other income	—	—	4,870,850	(4,870,850)	—

Total income	$161,915	$—	$7,186,421	$(7,348,336)	$—

21.	DEFINITIVE AFFILIATION AGREEMENT AND SUBSEQUENT EVENT

On July 23, 2002, the Company signed a definitive affiliation agreement, as amended on September 9, 2002 and December 10, 2002, which provides for the acquisition of the Company by Fifth Third Bancorp (“Fifth Third”) through a merger of the Company with and into a wholly-owned subsidiary of Fifth Third. The Board of Directors of the Company approved the definitive affiliation agreement and the transactions contemplated thereby.

On March 27, 2003, the Company entered into an additional amendment to the affiliation agreement to extend its termination date to June 30, 2004. As consideration for this amendment, Fifth Third agreed to amend the exchange ratio to provide shareholders of the Company shares of Fifth Third common stock valued at a fixed price of $31.00 per share of the Company, plus any increase in the book value per share (excluding certain items as defined in the amendment) of the Company’s common stock from March 31, 2003 through the most recent quarter end prior to the closing. Further, in the event that Fifth Third is not granted regulatory approval for the merger on or before May 31, 2004, the Company will have the right to terminate the agreement and to receive a termination fee of $27 million from Fifth Third.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There has been no occurrence requiring a response to this item.

PART III

     The information relating to Items 10, 11, 12 (except as set forth below) and 13 of this Report will be filed as an amendment to this Report on or before April 30, 2003 or the Company will otherwise have filed a definitive proxy statement involving the election of directors pursuant to Regulation 14A, which definitive proxy statement will contain such information.

     In January 2002, the Securities and Exchange Commission adopted new rules for the disclosure of equity compensation plans. The purpose of the new rules is to summarize the potential dilution that could occur from past and future equity grants under all equity compensation plans. The following provides tabular disclosure of the number of securities to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans. All of the Company’s equity compensation plans have been approved by the Company’s shareholders.

			Number of
	Number of		securities
	securities to		remaining
	be issued upon	Weighted-average	available for
	exercise of	exercise price of	future
	outstanding	outstanding	issuance
	options,	Options,	under equity
	warrants and	warrants and	compensation
Plan Category	rights	rights	plans

Equity compensation plans approved by security holders
1990 Incentive Stock Option Plan	1,313,267	7.26	—
2000 Incentive Stock Option Plan	856,678	13.03	971,582
2000 Stock Purchase Plan	—	—	23,196
2001 Key Employee Restricted Stock Plan	—	—	236,497

Item 14. Controls and Procedures.

     Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls on a quarterly basis. On February 28, 2003 (the evaluation date related to this annual report on Form 10-K for the year ended December 31, 2002) management, including the Company’s principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures, and, based on its evaluation, our principal executive and financial officer have concluded that these controls and procedures are operating effectively. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation. Management noted no significant deficiencies in the design or operation of the Company’s internal controls and the Company’s auditors were so advised.

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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)(1).   Financial Statements and Auditors’ Report.

     The following financial statements are filed with this report:

Independent Auditor’s Report – Deloitte & Touche LLP

Consolidated Balance Sheets – December 31, 2002 and 2001

Consolidated Statements of Income – Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows – Years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

     (2)   Financial Statement Schedules.

     All financial statement schedules of the Registrant have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     (3)   Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-18 under the Securities Act of 1933 for the Registrant, Registration No. 33-21232-A (referred to as “S-18”), (ii) the Annual Report on Form 10-K for the year ended December 31, 1989 for the Registrant (referred to as “1989 10-K”), (iii) the Annual Report on Form 10-K for the year ended December 31, 1990 for the Registrant (referred to as “1990 10-K”), (iv) the Annual Report on Form 10-K for the year ended December 31, 1991 for the Registrant (referred to as “1991 10-K”), (v) the Registration Statement on Form S-2 (File No. 33-75678) of the Registrant (referred to as “S-2”), (vi) the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994 (referred to as “1994 10-QSB”), (vii) the Quarterly Report on Form 10-QSB, the quarter ended June 30, 1995 (referred to as “1995 10-QSB”), (viii) the Annual Report on Form 10-KSB for the year ended December 31, 1995 (referred to as “1995 10-KSB”), (ix) the Annual Report on Form 10-KSB for the year ended December 31, 1996 (referred to as “1996 10-KSB”), (x) the Annual Report on Form 10-KSB for the year ended December 31, 1997 (referred to as “1997 10-KSB”), (xi) the Annual Report on Form 10-KSB for the year ended December 31, 1998 (referred to as “1998 10-KSB”), (xii) the Annual Report on Form 10-K for the year ended December 31, 1999 (referred to as “1999 10-K”), (xiii) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-65359 (referred to as “1998 S-8”), (xiv) a Registration Statement on Form S-2 (File No. 333-38674) of the Registrant (referred to as “2000 S-2”), (xv) a Registration Statement on Form S-8 (File No. 333-52928) of the Registrant (referred to as “2000 S-8”), (xvi) the Annual Report on Form 10-K for the year ended December 31, 2000 (referred to as “2000 10-K”) (xvii) a Registration Statement on Form S-8 (File No. 333-76134) of the Registrant (referred to as “2001 S-8”). Except as otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

Exhibit No.		Description of Exhibit

*2.1	-	Affiliation Agreement, dated as of July 23, 2002, by and among Fifth Third Bancorp, Fifth Third Financial Corporation and Franklin Financial Corporation (the “Affiliation Agreement”) (July 2002 8-K).

*2.1.1	-	Amendment No. 1, dated September 9, 2002, to the Affiliation Agreement (September 2002 8-K).

*2.1.2	-	Amendment No. 2, dated December 10, 2002, to the Affiliation Agreement (December 2002 8-K).

*2.1.3	-	Amendment No. 3, dated March 27, 2003, to the Affiliation Agreement (March 2003 8-K).

*3.1	-	Charter dated December 27, 1988 (S-18).

*3.2	-	Amended and Restated Charter dated February 16, 1989 (S-18).

*3.2.1	-	Articles of Amendment dated May 20, 1997 (1997 10-KSB).

*3.2.2	-	Articles of Amendment dated May 19, 1998. (1998 10-KSB).

*3.2.3	-	Articles of Amendment dated October 17, 2000 (2000 10-K).

*3.3	-	By-Laws adopted December 30, 1988 (S-18).

*4.1	-	Amended and Restated Trust Agreement dated July 17, 2000 among Franklin Financial Corporation, SunTrust Bank. Wilmington Trust Company and the Administrative Trustees (2000 10-K).

*4.2	-	Indenture dated July 17, 2000 between Franklin Financial Corporation and SunTrust Bank (2000 10-K).

*4.3	-	Guarantee Agreement dated July 17, 2000 by and between Franklin Financial Corporation and SunTrust Bank (2000 10-K).

*10.1	-	Lease Agreement dated January 5, 1989 among Steven G. Hall, Lawson H. Hardwick, III, Richard E. Herrington, Gordon E. Inman, D. Wilson Overton, Harold W. Pierce, Edward M. Richey and Edward P. Silva, and Gordon E. Inman for lease of offices at 230 Public Square, Franklin, Tennessee (S-18).

*10.2	-	Lease Agreement dated January 5, 1989 among Steven G. Hall, Lawson H. Hardwick, III, Richard E. Herrington, Gordon E. Inman, D. Wilson Overton, Harold W. Pierce, Edward M. Richey and Edward P. Silva, and Gordon E. Inman for lease of land at 216A and 216B East Main Street, Franklin, Tennessee (S-18).

*10.3	-	2000 Incentive Stock Option Plan (2000 S-8, Exhibit 10.1).

*10.4	-	2001 Key Employee Restricted Stock Plan (2001 S-8).

*10.8	-	1990 Incentive Stock Option Plan of Registrant, (1989 10-K).

*10.8.1	-	Amendment No. 1 to 1990 Incentive Stock Option Plan (1995 10-KSB).

*10.10	-	Second Amendment to Lease Agreement dated December 3, 1990 between Gordon E. Inman and Franklin Financial Corporation for lease of additional office space in Franklin, Tennessee (1991 10-K).

*10.13	-	Third amendment to Lease Agreement dated December 3, 1990 between Gordon B. Inman and Franklin Financial Corporation for lease of additional office space in Franklin, Tennessee (S-2).

*10.14	-	Lease Agreement dated December 16, 1993 by and between Gordon E. Inman and Franklin National Bank for lease of operations center at 334 Main Street, Franklin, Tennessee (S-2).

*10.14.1	-	First Amendment to Lease Agreement dated January 16, 1996 by and between Gordon B. Inman and Franklin National Bank for lease of additional office space in operations center. (1995 10-KSB).

*10.14.2	-	Third Amendment to Lease Agreement dated August 1, 1999 by and between Gordon E. Inman and Franklin National Bank for lease of additional office space in operations center. (1999 10-K).

*10.15	-	Lease Agreement dated August 16, 1993 between CNL Income Fund V. Ltd. and Franklin National Bank for lease of office space at the Williamson Square Center in Franklin, Tennessee (S-2).

*10.16	-	Agreement for Assignment of Lease, dated July 21, 1994, by and between First Union National Bank of Tennessee and Franklin National Bank regarding lease of property in Brentwood, Tennessee (1994 10-QSB).

*10. 17	-	Employment Agreement dated January 1, 2000 by and between Franklin Financial Corporation and Gordon E. Inman.

*10.18	-	Fourth amendment to Lease Agreement dated December 3, 1990 between Gordon E. Inman and Franklin Financial Corporation for lease of additional office space in Franklin, Tennessee (1997 10-KSB).

*10.19	-	Fifth amendment to Lease Agreement dated December 3, 1990 between Gordon E. Inman and Franklin Financial Corporation for lease of additional office space in Franklin, Tennessee. (1998 10-KSB).

*10.20	-	FNB 2000 Stock Purchase Plan (S-8, Exhibit 4.1).

21.1	-	Subsidiaries of the Registrant

23.1	-	Consent of Deloitte & Touche LLP.

99.1	-	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	-	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K. On December 18, 2002 the Company filed a Report on Form 8-K with respect to Amendment No. 2 to the Affiliation Agreement by and among the Company, Fifth Third Bancorp (“Fifth Third”) and Fifth Third Financial Corporation, a wholly owned subsidiary of Fifth Third.

SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN FINANCIAL CORPORATION

Date: March 31, 2003	By:	/s/ Gordon E. Inman

Gordon E. Inman Chairman, President and Chief Executive Officer (principal executive officer)

Date: March 31, 2003	By:	/s/ Lisa L. Musgrove

Lisa L. Musgrove Senior Vice President and Chief Financial Officer (principal financial officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gordon E. Inman Gordon E. Inman	Chairman of the Board, President and Chief Executive Officer	March 31, 2003

/s/ James W. Cross, IV James W. Cross, IV	Director	March 31, 2003

/s/ Robert C. Fisher Robert C. Fisher	Director	March 31, 2003

/s/ Wilson Overton Wilson Overton	Director	March 31, 2003

/s/ Melody J. Smiley Melody J. Smiley	Director	March 31, 2003

/s/ Edward M. Richey Edward M. Richey	Director	March 31, 2003

/s/ Edward P. Silva Edward P. Silva	Director	March 31, 2003

CERTIFICATIONS

I, Gordon E. Inman, certify that:

1.	I have reviewed this annual report on Form 10-K of Franklin Financial Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
/s/ Gordon E. Inman
Gordon E. Inman Chairman, President and Chief Executive Officer

CERTIFICATIONS

I, Lisa Musgrove, certify that:

1.	I have reviewed this annual report on Form 10-K of Franklin Financial Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

f)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
/s/ Lisa Musgrove
Lisa Musgrove Senior Vice President and Chief Financial Officer

FRANKLIN FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

21.1	-	Subsidiaries of the Registrant

23.1	-	Consent of Deloitte & Touche LLP

99.1	-	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	-	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

53