Form 10-Q
period 2003-03-31
FRANKLIN FINANCIAL CORP /TN/
filed 2003-05-15
CIK 846903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
      March 31, 2003                                             0-24133


                         FRANKLIN FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Tennessee                                                     62-1376024
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

230 Public Square, Franklin, Tennessee                               37064
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code   (615)790-2265

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

                             Yes  [X]        No  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                             Yes  [X]        No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, No Par Value                                     8,354,099
--------------------------                            --------------------------
       Class                                          Outstanding at May 7, 2003

                         PART I. - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                            (In thousands)
                                                                                      March 31,        December 31,
                                                                                         2003              2002
                                                                                      ---------        ------------
                             ASSETS
Cash and cash equivalents                                                             $  33,924           28,061
Federal funds sold                                                                           --           18,922
Investment securities available-for-sale, at fair value                                  44,575           68,325
Mortgage-backed securities available-for-sale, at fair value                            229,577          189,647
Investment securities held-to-maturity, fair value $4,712
  at March 31, 2003 and $8,137 December 31, 2002                                          4,633            8,043
Mortgage-backed securities held-to-maturity, fair value
  $189 at March 31, 2003 and $198 at December 31, 2002                                      176              185
Federal Home Loan and Federal Reserve Bank stock, restricted                              4,149            4,113
Loans held for sale                                                                      23,034           19,432
Loans                                                                                   529,666          538,263
Allowance for loan losses                                                                (5,935)          (5,761)
                                                                                      ---------          -------
                        Loans, net                                                      523,731          532,502
                                                                                      ---------          -------
Premises and equipment, net                                                               9,398            9,691
Accrued interest receivable                                                               3,833            3,713
Mortgage servicing rights                                                                 4,247            3,749
Foreclosed assets, net                                                                    1,865            1,555
Other assets                                                                              4,221            3,295
                                                                                      ---------          -------
                          Total assets                                                $ 887,363          891,233
                                                                                      =========          =======
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                                                              $  94,158           78,507
     Interest-bearing                                                                   640,873          679,865
                                                                                      ---------          -------
                          Total deposits                                                735,031          758,372
   Repurchase agreements                                                                    200              200
   Long-term debt and other borrowings                                                   94,255           76,382
   Accrued interest payable                                                               1,467            1,478
   Other liabilities                                                                      4,279            6,253
                                                                                      ---------          -------
                          Total liabilities                                             835,232          842,685
                                                                                      ---------          -------
Stockholders' equity:
   Common stock, No par value. Authorized 500,000,000 shares; issued 8,274,507 and 7,968,022 at March 31, 2003 and December 31, 2002,
     respectively                                                                        14,665           12,659
   Accumulated other comprehensive gain, net of tax                                       1,956            2,807
   Unearned compensation related to outstanding
     restricted stock awards                                                               (132)            (147)
   Retained earnings                                                                     35,642           33,229
                                                                                      ---------          -------
                          Total stockholders' equity                                     52,131           48,548
                                                                                      ---------          -------
                                                                                      $ 887,363          891,233
                                                                                      =========          =======

See Notes to Unaudited Consolidated Financial Statements

                  FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited and in thousands except for per share data)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                         2003              2002
                                                                                      ---------         ---------
Interest income:
   Interest and fees on loans                                                         $   8,588             8,365
   Taxable securities                                                                     2,937             3,869
   Tax-exempt securities                                                                    287               227
   Federal funds sold                                                                        61                17
                                                                                      ---------         ---------
                     Total interest income                                               11,873            12,478
                                                                                      ---------         ---------
Interest expense:
   Certificates of deposit over $100,000                                                  1,244             1,579
   Other deposits                                                                         1,765             1,905
   Federal Home Loan Bank advances                                                          830               840
   Other borrowed funds                                                                     221               281
                                                                                      ---------         ---------
                     Total interest expense                                               4,060             4,605
                                                                                      ---------         ---------
                     Net interest income                                                  7,813             7,873
Provision for loan losses                                                                   920               650
                                                                                      ---------         ---------
                  Net interest income after provision for loan losses                     6,893             7,223
Other income:
   Service charges on deposit accounts                                                      648               690
   Mortgage banking activities                                                            1,365               822
   Other service charges, commissions and fees                                              159               173
   Commissions on sale of annuities and brokerage activity                                   27               131
   Gain on sale of mortgage loans                                                           492                52
   Gain on sale of investment securities                                                    377                81
                                                                                      ---------         ---------
                      Total other income                                                  3,068             1,949
                                                                                      ---------         ---------
Other expenses:
   Salaries and employee benefits                                                         3,134             2,869
   Occupancy expense                                                                        516               523
   Mortgage banking                                                                         564               353
   Furniture and equipment                                                                  309               341
   Communications and supplies                                                              150               151
   Advertising and marketing                                                                110               106
   FDIC and regulatory assessments                                                           75                65
   Foreclosed assets, net                                                                    22               226
   Merger expenses                                                                            9                --
   Other                                                                                    574               543
                                                                                      ---------         ---------
                      Total other expenses                                                5,463             5,177
                                                                                      ---------         ---------
                      Income before income taxes                                          4,498             3,995
Income taxes                                                                              1,608             1,385
                                                                                      ---------         ---------
                      NET INCOME                                                      $   2,890             2,610
                                                                                      =========         =========
 NET INCOME PER SHARE - BASIC                                                         $    0.35              0.33
                                                                                      =========         =========
 NET INCOME PER SHARE - DILUTED                                                       $    0.33              0.30
                                                                                      =========         =========
Dividends declared per share                                                            0.05775            0.0550
Weighted average shares outstanding:
Basic                                                                                     8,143             7,859
Diluted                                                                                   8,845             8,655

See Notes to Unaudited Consolidated Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                        Common Stock          Comprehensive     Retained
                                                                    Shares         Amount     Income (Loss)     Earnings
                                                                -----------------------------------------------------------
BALANCE - JANUARY 1, 2003                                            7,968         12,659                        33,229

Comprehensive income:

      Net Income                                                                                  2,890           2,890
      Other comprehensive income, net of tax:
          Unrealized holding losses on securities
          arising (net of tax of $665)                                                           (1,085)
          Less:  Reclassification adjustment for gains
          included in net income (net of $143 tax)                                                  234
      Other comprehensive income                                                                   (851)
Comprehensive income                                                                              2,039

Exercise of stock options and issuance of common stock                 307          1,950
Tax benefit of stock options exercised                                                 56
Issuance of restricted stock                                            --             --
Cash dividend declared; $.05575 per share                                                                          (477)

BALANCE - MARCH 31, 2003                                             8,275         14,665                        35,642

                                                                   Accumulated     Unamortized
                                                                      Other          Cost of
                                                                  Comprehensive     Restricted
                                                                  Income (Loss)    Stock Awards     Total
                                                                 -----------------------------------------
BALANCE - JANUARY 1, 2003                                             2,807           (147)         48,548

Comprehensive income:

      Net Income                                                                                     2,890
      Other comprehensive income, net of tax:
          Unrealized holding losses on securities
          arising (net of tax of $665)
          Less:  Reclassification adjustment for gains
          included in net income (net of $143 tax)
      Other comprehensive income                                       (851)                         (851)
Comprehensive income

Exercise of stock options and issuance of common stock                                  15          1,965
Tax benefit of stock options exercised                                                                  56
Issuance of restricted stock                                                            --             -
Cash dividend declared; $.05575 per share                                                             (477)

BALANCE - MARCH 31, 2003                                              1,956           (132)         52,131

See Notes to Unaudited Consolidated Financial Statements

                 FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     (In thousands)
                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                   2003            2002
                                                                                ---------        ---------
Cash flows from operating activities:
   Net income                                                                   $   2,890            2,610
   Adjustments to reconcile net income to net cash
     provided  by operating activities:
     Depreciation, amortization and accretion                                         912             (114)
     Provision for loan losses                                                        920              650
     Loans originated for sale                                                    (67,863)         (35,167)
     Proceeds from sale of loans                                                   68,722           40,928
     Gain on sale of investment securities                                           (377)             (81)
     (Gain) on sale of loans                                                         (513)             (52)
     Loss on foreclosed assets                                                         19              226
     Gain on sale of premises and equipment                                            (1)              --
     Increase in accrued interest receivable                                         (120)            (285)
     Decrease in accrued interest payable                                             (11)            (412)
     (Decrease) increase in other liabilities                                      (1,494)           1,065
     Increase in other assets                                                      (2,073)          (2,019)
     Tax benefit of stock options exercised                                           (56)              --
                                                                                ---------        ---------
                   Net cash provided by operating activities                          955            7,349
                                                                                ---------        ---------
Cash flows from investing activities:
   Decrease (increase) in federal funds sold                                       18,922             (276)
   Proceeds from sale of securities available-for-sale                             17,777           15,333
   Proceeds from maturities of securities available-for-sale                       63,215           14,650
   Proceeds from maturities of securities held-to-maturity                          3,451              490
   Purchases of securities available-for-sale                                     (98,361)         (32,459)
   Purchase of securities held-to-maturity                                             --           (3,841)
   Purchase of Federal Home Loan and Federal Reserve stock                            (36)             (38)
   Net decrease (increase) in loans                                                 3,782          (33,691)
   Proceeds from sale of foreclosed assets                                             68              272
   Purchases of premises and equipment, net                                            (2)             (64)
                                                                                ---------        ---------
                    Net cash provided by (used in) investing activities             8,816          (39,624)
                                                                                ---------        ---------
Cash flows from financing activities
   Net proceeds from issuance of common stock                                       2,021              230
   Dividends paid                                                                    (460)            (431)
   (Decrease) increase in deposits                                                (23,341)          27,697
   Increase in other borrowings                                                    17,872            3.040
                                                                                ---------        ---------
                    Net cash (used in) provided by financing activities            (3,908)          30,536
                                                                                ---------        ---------

                    Net increase (decrease) in cash and cash equivalents            5,863           (1,739)
Cash and cash equivalents at beginning of period                                   28,061           23,665
                                                                                ---------        ---------

Cash and cash equivalents at end of period                                      $  33,924           21,926
                                                                                ---------        ---------
Cash payments for interest                                                      $   4,071            5,017
Cash payments for income taxes                                                  $     195              134
                                                                                ---------        ---------

See Notes to Unaudited Consolidated Financial Statements

                         FRANKLIN FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Financial Corporation and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. During the three months ended March 31, 2003, there were no significant changes to those accounting policies.

STOCK-BASED COMPENSATION

At March 31, 2003, the Company has three stock-based employee compensation plans, which are described more fully in Note 14 to the Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employee and related interpretations. The Company calculates compensation expense on the restricted stock plan as the difference between the market price of the underlying stock on the date of the grant and the purchase price, if any, and recognizes such amount on a straight-line basis over the restriction period in which the restricted stock is earned by the recipient. No stock-based employee compensation cost is reflected in net income for the Company's two stock option plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. No options were granted during the three months ended March 31, 2003.

                                                        MARCH 31,        MARCH 31,
                                                           2003            2002
                                                        ---------        --------
Net earnings available to stockholders:
  As reported                                           $   2,890        $  2,610
  Deduct:  Total stock-based employee
    compensation expense determined under fair
    value based method for all awards, net of
    related tax effects                                        --          (1,906)
                                                        ---------        --------
Pro forma                                               $   2,890        $    704
                                                        =========        ========

                                                             2003            2002
Basic earnings per share
    As reported                                         $    0.35        $   0.33
    Pro forma                                                  --            0.09
Diluted earnings per share available to
  stockholders:
    As reported                                         $    0.33        $   0.30
    Pro forma                                                  --            0.08

In calculating the pro forma disclosures, the fair value of the options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted average assumptions:

                                    2003          2002
                                    ----       ----------
Dividend yield                        -           1.7%
Expected volatility                   -            38%
Risk-free interest rate range         -        5.3 to 5.4%
Expected life                         -         7-10 years

The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during the three months ended March 31, 2003 and 2002 is $0 and $6.75 per share, respectively.

NOTE C - DIVIDENDS

In March 2003, the Company's Board of Directors declared a $.05775 per share cash dividend payable on April 2, 2003.

NOTE D - SEGMENTS

The Company's reportable segments are determined based on management's internal reporting approach, which is by operating subsidiaries. The reportable segments of the Company are comprised of the Franklin National Bank ("Bank") segment, excluding its subsidiaries, and the Mortgage Banking segment, Franklin Financial Mortgage.

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

The "All Other" segment consists of the Company's insurance and securities subsidiaries and the bank holding company operations which do not meet the quantitative threshold for separate disclosure. The revenue earned by the insurance and securities subsidiaries is reported in other income in the consolidated financial statements and the revenue earned by the bank holding company consists of intercompany transactions that are eliminated in consolidation.

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

                        THREE MONTHS ENDED MARCH 31, 2003


                                                       MORTGAGE
(In thousands)                            BANK          BANKING        ALL OTHER       ELIMINATIONS     CONSOLIDATED
                                        --------       --------        ---------       ------------     ------------
Total interest income                   $ 11,684        $   225        $    677         $   (713)        $ 11,873
Total interest expense                     3,867             33             451             (291)           4,060
                                        --------        -------        --------         --------         --------
Net interest income                        7,817            192             226             (422)           7,813
Provision for loan losses                    920             --              --               --              920
                                        --------        -------        --------         --------         --------
Net interest income
   after provision                         6,897            192             226             (422)           6,893
                                        --------        -------        --------         --------         --------
Total other income                         1,131          1,851           2,995           (2,909)           3,068
Total other expense                        3,906          1,407             472             (322)           5,463
                                        --------        -------        --------         --------         --------
Income before taxes                        4,122            636           2,749           (3,009)           4,498
Provision for income taxes                 1,473            232             (97)              --            1,608
                                        --------        -------        --------         --------         --------
Net income (loss)                       $  2,649        $   404        $  2,846         $ (3,009)        $  2,890
                                        ========        =======        ========         ========         ========

OTHER SIGNIFICANT ITEMS
   Total assets                         $856,388        $28,593        $ 92,247         $(89,865)        $887,363
   Depreciation, amortization
    and accretion                            516            363              33               --              912

REVENUES FROM EXTERNAL CUSTOMERS
   Total interest income                $ 11,648        $   225        $     --         $     --         $ 11,873
   Total other income                      1,131          1,851              86               --            3,068
                                        --------        -------        --------         --------         --------
     Total income                       $ 12,779        $ 2,076        $     86         $     --         $ 14,941
                                        ========        =======        ========         ========         ========

REVENUES FROM AFFILIATES
   Total interest income                $     36        $    --        $    677         $   (713)        $     --
   Total other income                         --             --           2,909           (2,909)              --
                                        --------        -------        --------         --------         --------
     Total income                       $     36        $    --        $  3,586         $ (3,622)        $     --
                                        ========        -------        ========         ========         --------

                        THREE MONTHS ENDED MARCH 31, 2002


                                                       MORTGAGE
(In thousands)                            BANK          BANKING        ALL OTHER       ELIMINATIONS     CONSOLIDATED
                                        --------       --------        ---------       ------------     ------------

Total interest income                   $ 12,285        $   233        $    674         $   (714)        $ 12,478
Total interest expense                     4,397             43             492             (327)           4,605
                                        --------        -------        --------         --------         --------
Net interest income                        7,888            190             182             (387)           7,873
Provision for loan losses                    650             --              --               --              650
                                        --------        -------        --------         --------         --------
Net interest income
   after provision                         7,238            190             182             (387)           7,223
                                        --------        -------        --------         --------         --------
Total other income                           862            875           2,849           (2,637)           1,949
Total other expense                        4,010            953             536             (322)           5,177
                                        --------        -------        --------         --------         --------
Income before taxes                        4,090            112           2,495           (2,702)           3,995
Provision for income taxes                 1,432             38             (85)              --            1,385
                                        --------        -------        --------         --------         --------
Net income                              $  2,658        $    74        $  2,580         $ (2,702)        $  2,610
                                        ========        =======        ========         ========         ========

OTHER SIGNIFICANT ITEMS
   Total assets                         $747,196        $19,036        $ 78,065         $(75,905)        $768,392
   Depreciation, amortization
    and accretion                           (315)           166              35               --             (114)

REVENUES FROM EXTERNAL CUSTOMERS
   Total interest income                $ 12,245        $   233        $     --         $     --         $ 12,478
   Total other income                        862            875             212               --            1,949
                                        --------        -------        --------         --------         --------
     Total income                       $ 13,107        $ 1,108        $    212         $     --         $ 14,427
                                        ========        =======        ========         ========         ========

REVENUES FROM AFFILIATES
   Total interest income                $     40        $    --        $    674         $   (714)        $     --
   Total other income                         --             --           2,637           (2,637)              --
                                        --------        -------        --------         --------         --------
     Total income                       $     40        $    --        $  3,311         $ (3,351)        $     --
                                        ========        =======        ========         ========         ========

NOTE E - LOANS

In addition to the disclosures included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 related to loans and allowance for loan losses, the following represents information regarding non-accrual loans and loans past due 90 days or more still accruing interest.

                                                              March 31, 2003        March 31, 2002    December 31, 2002
                                                              --------------        --------------    -----------------
                                                                                    (in thousands)
Loans accounted for on a non-accrual basis                        $5,362                 $756               $5,218
Accruing loans which are contractually past due
    90 days or more as to principal and interest
    payments                                                         604                  812                2,459

NOTE F - MORTGAGE BANKING

The Company's mortgage banking subsidiary has net worth requirements with the U.S. Department of Housing and Urban Development and Federal Home Loan Mortgage Corporation of $250,000. The Company exceeded this requirement as of March 31, 2003 and December 31, 2002.

Changes in the balance of mortgage servicing rights, net, were as follows:

                                   Three Months Ended March 31,
                                       2003            2002
                                   ---------         ----------
                                          (In Thousands)

Balance - beginning of period        $ 3,749         $ 2,254
     Additions                           850             410
     Amortization                       (352)           (152)
     Impairment adjustment                --              --
                                     -------         -------
Balance - end of period              $ 4,247         $ 2,512
                                     =======         =======

Accumulated amortization of mortgage servicing rights was approximately $2,577,000 and $2,224,000 at March 31, 2003 and December 31, 2002, respectively.

At March 31, 2003, the weighted-average amortization period of the Company's mortgage servicing rights was 5.7 years. Projected amortization expense for the gross carrying value of mortgage servicing rights at March 31, 2003 is estimated to be as follows (in thousands):

   Remainder of 2003                                            $       1,144
   2004                                                                 1,357
   2005                                                                 1,151
   2006                                                                   506
   2007                                                                   218
   2008                                                                   114
   After 2008                                                              62
                                                                --------------
   Gross carrying value of mortgage servicing rights             $      4,552
                                                                ==============

NOTE G - DEFINITIVE AFFILIATION AGREEMENT

On July 23, 2002, the Company signed a definitive affiliation agreement, as amended on September 9, 2002 and December 10, 2002, which provides for the acquisition of the Company by Fifth Third Bancorp ("Fifth Third") through a merger of the Company with and into a wholly-owned subsidiary of Fifth Third. The Board of Directors of the Company approved the definitive affiliation agreement and the transactions contemplated thereby.

On March 27, 2003, the Company entered into an additional amendment to the affiliation agreement to extend its termination date to June 30, 2004. As consideration for this amendment, Fifth Third agreed to amend the exchange ratio to provide shareholders of the Company shares of Fifth Third common stock valued at a fixed price of $31.00 per share of the Company, plus any increase in the book value per share (excluding certain items as defined in the amendment) of the Company's common stock from March 31, 2003 through the most recent quarter end prior to the closing. Further, in the event that Fifth Third is not granted regulatory approval for the merger on or before May 31, 2004, the Company will have the right to terminate the agreement and to receive a termination fee of $27 million from Fifth Third.

NOTE H - CONTINGENCIES AND GUARANTEES

CONTINGENCIES

The Company is involved in various legal proceedings in the normal course of business. On August 24, 2000, Jerrold S. Pressman filed a complaint in the U.S. District Court for the Middle District of Tennessee, against Franklin National Bank and Gordon E. Inman, Chairman of the Board of the Company and the Bank, alleging breach of contract, tortuous interference with contract, fraud, and civil conspiracy in connection with the denial of a loan to a potential borrower involved in a real estate transaction. The Bank and Mr. Inman filed their answers in this matter on September 18, 2000, and a motion for Summary Judgment on October 10, 2000. The Court denied the Bank's motion for Summary Judgment on February 15, 2001. On July 27, 2001, the Bank and Mr. Inman filed a second motion for Summary Judgment. The Court granted in part and denied in part the Bank and Mr. Inman's motion for Summary Judgment on October 5, 2001. The case was set for trial to begin on March 5, 2002; however, on February 22, 2002, the Court, on its own Motion, continued the trial until September 10, 2002. Mr. Pressman's amended complaint seeks compensatory damages in an amount not to exceed $20 million and punitive damages in an amount not to exceed $40 million from each defendant. On September 3, 2002, the Court granted Mr. Pressman's motion to Continue Trial and set February 25, 2003, to begin the trial. A bench trial on the merits of the case was held between February 25 and March 7, 2003. On April 30, 2003, the United States District Judge issued an Order in which a judgment was entered for the Defendants Franklin National Bank and Mr. Inman on all of Mr. Pressman's claims. On May 2, 2003, Mr. Pressman filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. A Proof Brief of Appellee Franklin National Bank will be timely filed with the Court. No provision has been made in the accompanying consolidated financial statements for the ultimate resolution of this matter.

There are also other legal actions in which the Company is a defendant. Management under the advice of legal counsel believe the Company also has meritorious defenses against these claims and intends to defend such actions vigorously. No provision has been made in the consolidated financial statements for the ultimate resolution of these matters.

GUARANTEES

In the ordinary course of business, the Company sells mortgage loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults and fraud. When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no defects, the Company has no commitment to repurchase the loan. The requirement to repurchase the loan or indemnify the investor is generally limited to 90 days from the date the related mortgage loan is sold to the investor. As of March 31, 2003, these guarantees totaled $67.5 million. No reserve has been established at March 31, 2003 to cover the potential exposure related to these guarantees as the Company does not believe the ultimate loss related to this exposure is material to the consolidated financial statements.

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

RECENT DEVELOPMENTS

On July 23, 2002, the Company entered into a definitive Affiliation Agreement (the "Agreement") which provides for the acquisition of the Company by Fifth Third Bancorp, an Ohio corporation ("Fifth Third") through the merger of the Company with and into a wholly owned subsidiary of Fifth Third. The original Agreement provided that each shareholder of the Company would receive, on a tax-free basis, between 0.3832 and 0.4039 shares of common stock of Fifth Third for each share of Company common stock owned, with the exact ratio to be determined based on the average closing price of the common stock of Fifth Third for the ten consecutive trading days ending on the fifth trading day preceding the closing of the merger.

On September 9, 2002 and December 10, 2002, the parties amended the Agreement to extend the deadlines for certain regulatory and other filings by Fifth Third and to extend the termination date for the Agreement to April 1, 2003. The reasons for the delay related to an investigation by various banking regulators and a moratorium imposed by the banking regulators prohibiting acquisitions by Fifth Third, including the pending acquisition of the Company. On March 27, 2003, Fifth Third announced that it entered into a written agreement with the Federal Reserve Bank of Cleveland and the Ohio Department of Commerce, Division of Financial Institutions arising out of the previously discussed regulatory review of Fifth Third. The written agreement outlines a series of steps to address and strengthen Fifth Third's risk management processes and internal controls. These steps include independent third party reviews and the submission of written plans in a number of areas. These areas include Fifth Third's management, corporate governance, internal audit, account reconciliation procedures and policies, information technology, and strategic planning.

On March 27, 2003, the Company entered into Amendment No. 3 to the Agreement to extend the termination date of the Agreement to June 30, 2004. In this amendment, Fifth Third agreed to amend the exchange ratio in the merger to provide that the Company's shareholders would receive Fifth Third common stock valued at a fixed price of $31.00 per share of Franklin common stock. In addition, the Company's shareholders would receive the benefit of any increase in the book value per share (excluding certain items) of the Company's common stock from March 31, 2003 through the most recent quarter end prior to closing. In the event that the Board of Governors of the Federal Reserve System has not granted regulatory approval for the merger on or before May 31, 2004, the Company has the right to terminate the Agreement and to receive a termination fee of $27 million from Fifth Third.

The closing of the transaction is subject to the approval of the Company's shareholders and normal regulatory approvals. The terms of the Agreement and the amendments thereto are more fully described in the Company's Current Reports on Form 8-K as filed with the Securities and Exchange Commission on July 25, 2002 (which report also contains a copy of the Affiliation Agreement), September 10, 2002, December 18, 2002 and March 27, 2003. The above description of the Agreement and the amendments thereto is qualified in its entirety by reference to the Agreement and the amendments, which are attached as exhibits to the Company's Current Reports on Form 8-K.

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

These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 1 to the Consolidated Financial Statements included in the Company's 2001 Annual Report on Form 10-K. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in actual results differing from those estimates.

FINANCIAL CONDITION

Total assets decreased $3.9 million, or 0.4%, since December 31, 2002, to a total of $887.4 million at March 31, 2003. The decrease in assets is primarily due to a $23.3 million decrease in deposits, offset be a $17.9 million increase in long-term debt and other borrowings and net income of $2.9 million. Total deposits were $735.0 million at March 31, 2003, a decrease of $23.3 million, or 3.1%, since December 31, 2002. The decrease in deposits is primarily due to the decrease in brokered deposits of $57.4 million, or 57.3%, since December 31, 2002. The Bank's growth in noninterest-bearing deposits has been strong during the first quarter of 2003 with a $15.7 million, or 19.9%, increase since December 31, 2002.

The Bank's loan demand has slowed slightly as demonstrated by the decrease in gross loans of $5.0 million, or 0.9%, since December 31, 2002. Loans held for sale increased $3.6 million, or 18.5% since December 31, 2002. The allowance for loan losses increased $174,000, or 3.0%, since December 31, 2002, to $5.9 million, or approximately 1.07% of total loans, at March 31, 2003. The Company has seen significant growth in construction and commercial real estate loans, which carry a higher reserve factor. Management believes that the level of the allowance for loan losses is adequate at March 31, 2003. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. The allowance is below the Bank's peer group average as a percentage of loans, however the Bank's past due loans, at 1.71% of total loans at March 31, 2003, have historically been below peer group average. At March 31, 2003, the Bank had non-accrual loans of $5.4 million compared to non-accrual loans of $5.2 million at December 31, 2002. The Bank has one large relationship of $4.7 million that was placed on non-accrual status during the third quarter of 2002. Management feels the Bank has adequate reserves or collateral on this loan relationship. Assets have been repossessed on this outstanding debt and an appraisal is in process by an independent third party. At March 31, 2003, the Bank had loans that were specifically classified as impaired of approximately $18.9 million compared to $19.2 million at December 31, 2002. The allowance for loan losses related to impaired loans was $1.2 million at March 31, 2003 compared to $698,000 at December 31, 2002. The average carrying value of impaired loans was approximately $19.0 million for the three-month period ended March 31, 2003. Interest income of approximately $220,000 was recognized on these impaired loans during the three-month period ended March 31, 2003.

At March 31, 2003 the fair value of securities classified as available-for-sale exceeded the cost of the securities by $3.3 million. At December 31, 2002 the fair value of securities classified as available-for-sale exceeded the cost of the securities by $4.5 million. As a result, an unrealized gain net of taxes of $2.0 million and $2.8 million at March 31, 2003 and December 31, 2002, respectively, is included in "Accumulated Other Comprehensive Income" in the stockholders' equity section of the balance sheet. The unrealized gain is primarily due to economic market conditions causing the Bank's securities to be valued above current market values.

Securities available-for-sale increased $16.2 million, or 6.3%, during the three months ended March 31, 2003. The increase was due to excess funds being invested in the investment portfolio due to slower loan growth during the first quarter of 2003 and securities called within the held-to-maturity portfolio being reinvested as available-for-sale. Securities held-to-maturity decreased $3.4 million, or 41.6%, due to zero coupon agency securities being called during the first quarter of 2003. Net premises and equipment decreased by $293,000, or 3.0%, since December 31, 2002 primarily due to depreciation expense. Accrued interest receivable increased $120,000, or 3.2%, since December 31, 2002. This increase is due to the combined increase of $7.7 million in loans and securities since December 31, 2002, offset partially by lower interest rates. Foreclosed assets increased $310,000, or 19.9%, since December 31, 2002.

Accrued interest payable decreased $11,000, or 0.7%, since December 31, 2002. The decrease is due to a decrease in interest-bearing deposits. Long-term debt and other borrowings increased $17.9 million, or 23.4%, since December 31, 2002 due to temporary federal funds purchased of $19.4 million, offset partially by the Company's $1.5 million repayment on its line of credit to a correspondent bank. Other liabilities decreased $1.9 million, or 30.7%, since December 2002. Stockholders' equity increased $3.5 million, or 7.3%, from December 31, 2002 to March 31, 2003. The increase is primarily attributable to $2.9 million in net income offset partially by an $851,000 decrease in other accumulated comprehensive income and $478,000 in dividends declared. Stockholders' equity also increased due to a $2.0 million increase in common stock resulting from the exercise of stock options. Unearned compensation of $132,000 was also recorded due to the issuance of restricted stock. The restricted stock was issued as part of the Company's Key Employee Restricted Stock Plan and vests over a period of four years. The unearned compensation is being amortized on a straight-line basis over the four-year vesting period of the restricted stock.

LIQUIDITY AND CAPITAL RESOURCES

Management continuously monitors the Bank's liquidity, and strives to maintain an asset/liability mix that provides the highest possible net interest margin without taking undue risk with regard to asset quality or liquidity. Liquidity management involves meeting the funds flow requirements of customers who may withdraw funds on deposit or have a need to obtain funds to meet their credit needs. Banks in general must maintain adequate cash balances to meet daily cash flow requirements as well as satisfy the reserves required by applicable regulations. The cash balances held are one source of liquidity. Other sources of liquidity are provided by the investment portfolio, federal funds purchased, Federal Home Loan Bank advances, sales of loan participations, loan payments, brokered and public funds deposits and the Company's ability to borrow funds, as well as issue new capital.

Management believes that liquidity is at an adequate level with cash and due from banks of $33.9 million at March 31, 2003. Loans and securities scheduled to mature within one year exceeded $268.6 million at March 31, 2003, which should provide further liquidity. In addition, approximately $274.2 million of securities are classified as available-for-sale and could be sold to help meet liquidity needs should they arise. The Company has a line of credit of $5.0 million with a lending institution and the Bank is approved to borrow up to $10.0 million in funds from the Federal Home Loan Bank through overnight advances and $65.0 million in federal funds lines to assist with capital and liquidity needs. The Company had $900,000 in borrowings against its line of credit and the Bank had $19.4 million in federal funds purchased at March 31, 2003. In February and August, 1998 the Bank entered into long term convertible Federal Home Loan Bank advances with a ten year maturity and a one year call option totaling $6.0 million. During the fourth quarter of 1999, these advances converted to variable rate advances, which reprice quarterly based on 90-day LIBOR. As part of the leverage program, during the third quarter of 2000 the Bank entered into three long-term convertible Federal Home Loan Bank advances. One advance of $25.0 million has a ten year maturity with a three year call option. The other two advances totaling $27.0 million have a five year maturity with a one year call option. After the three and one year call options, these advances may be converted by the Federal Home Loan Bank from a fixed to a variable rate. The Bank has the right to repay the advances on the date of conversion to a variable rate without penalty. The Bank has $200,000 outstanding in repurchase agreements to further develop its relationship with customers. The Bank has approximately $42.7 million in brokered deposits at March 31, 2003. The majority of these brokered deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank's core deposit base.

Approximately $73.3 million in loan commitments are expected to be funded within the next six months. Approximately $34.2 million of these commitments are in the mortgage banking segment. Furthermore, the Bank has approximately $92.5 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded. Commitments may be funded by core or brokered deposits, cashflow from the securities portfolio or other funding sources which the Bank maintains. The mortgage banking segment has $42.5 million in commitments to sell loans at March 31, 2003.

Management monitors the Company's asset and liability positions in order to maintain a balance between rate- sensitive assets and rate-sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company's liquidity is adequate at March 31, 2003 and that liquidity will remain adequate over future periods. Other than as set forth above, there are no known trends, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities, which if they were to be implemented, would have a material adverse effect on the Company's liquidity, capital resources or results of operations.

Net cash flow provided by operating activities was $1.0 million for the first three months of 2003. The sale of loans exceeded loans originated for sale by $859,000 for the three months ended March 31, 2003. The majority of this change in cash flow is due to slightly less loan originations as compared to the sale of loans in the mortgage banking segment during the three months ended March 31, 2003. The increase in cash flow was partially offset by an increase in other assets of $2.1 million and a decrease in other liabilities of $1.6 million for the three months ended March 31, 2003.

Net cash provided by investing activities was $8.8 million for the three months ended March 31, 2003, which was largely due to the banking segment. The decrease in the change in net loans was $3.8 million for the first three months of 2003. Federal funds sold also decreased by $18.9 million. The cash provided by investing activities was offset partially by an increase in the net investment portfolio of $13.9 million for the three months ended March 31, 2003.

Net cash used in financing activities was $4.0 million for the first three months of 2003. The decrease in cash flow is primarily due to a decrease in deposits of $23.3 million in the first three months of 2003 offset partially by an increase in other borrowings of $17.9 million.

Equity capital exceeded regulatory requirements at March 31, 2003, at 7.6% of average assets. The Company's and the Bank's minimum capital requirements and compliance with the same are shown in the following table.

                LEVERAGE CAPITAL          TIER 1 CAPITAL       TOTAL RISK-BASED CAPITAL
             ---------------------     --------------------    ------------------------

             REGULATORY                REGULATORY               REGULATORY
              MINIMUM       ACTUAL      MINIMUM      ACTUAL       MINIMUM      ACTUAL
             ----------     ------     ----------    ------     ----------     --------
Company         3.0%         7.6%         4.0%        10.9%         8.0%        11.9%

Bank            3.0%         7.0%         4.0%        10.1%         8.0%        11.4%

RESULTS OF OPERATIONS

The Company had net income of $2.9 million in the first quarter of 2003 compared to net income of $2.6 million for the same period in 2002. Net income for the first quarter ended March 31, 2003 increased $280,000, or 10.7%. Net income per basic and diluted share was $0.35 and $0.33, respectively, for the first quarter of 2003 compared to $0.33 and $0.30 for the first quarter of 2002.

Total interest income decreased $605,000, or 4.8%, in the three months ended March 31, 2003 compared to the same period in 2002. Total interest expense decreased $545,000, or 11.8%, for the three months ended March 31, 2003 compared to the same period in 2002. The decrease in total interest income is primarily attributable to lower interest rates offset partially by an increase in average earning assets of $72.7 million, or 9.6%, for the first quarter of 2003 compared to the first quarter of 2002. The decrease in total interest income is primarily due to the banking segment. The decrease in total interest expense is primarily due to the decrease in interest rates offset by an increase in average interest-bearing deposits of $87.0 million, or 15.2%, at March 31, 2003 as compared to the same period in 2002. The banking segment continues to experience strong deposit rate competition. The Company had a net interest margin of 3.76% for the first quarter of 2003 compared to 4.44% for the same period in 2002. The decrease in net interest margin is due to repricing loans starting to match against deposits that have previously repriced at lower interest rates. As short-term interest rates decrease, a significant portion of the Bank's loan portfolio reprices immediately. The Bank currently has a relatively short-term certificate of deposit portfolio which has supported the net interest margin in the declining rate environment, but with the extended low rate environment, loan repricings are occurring at a faster rate than repricing of deposits.

The provision for loan losses was $920,000 and $650,000 for the three months ended March 31, 2003 and 2002, respectively. While the Bank's asset quality remains good, increases in the provision for loan losses continue to be needed as a result of growth in the Bank's loan portfolio. Net charge-offs were $746,000, or .14%, of average loans outstanding at March 31, 2003 compared to net charge-offs of $326,000, or .07%, of average loans outstanding at March 31, 2002. The Bank has a $4.7 million problem loan relationship which resulted in a portion of the increase in the provision for loan losses.

Total other income was $3.1 million in the first quarter of 2003, an increase of $1.1 million, or 57.4%, from $2.0 million for the same period in 2002. The increase was largely attributable to an increase of $543,000, or 66.1%, in mortgage banking activities and an increase of $440,000 in the gain on the sale of mortgage loans.

Gain on sale of investment securities increased $296,000, or 365.4%. Mortgage servicing rights income contributed $853,000 for the three months ended March 31, 2003 to the total income for the mortgage banking segment. The increase in the gain on the sale of mortgage loans is partially attributable to a $121,000 positive fair value adjustment on mortgage loan commitments.

Total other expenses increased $286,000, or 5.5%, during the first quarter of 2003 as compared to the same period in 2002. Salaries and employee benefits increased $265,000, or 9.2%. Salaries and employee benefits expense for the mortgage banking segment was $702,000 for the three months ended March 31, 2003 compared to $457,000 for the same period in 2002. The increase is attributable to an increase in commission expense from $171,000 in the first three months of 2002 to $356,000 in the first three months of 2003 due to the increase in mortgage loan originations and an increase in support staff areas. Mortgage banking expenses increased $211,000, or 60.0%, from the first three months of 2002 to the first three months of 2003 primarily due to increases in mortgage correspondent pricing and mortgage servicing rights amortization related to the increase in loan originations. During the first quarter of 2003, the Company recorded $9,000 of merger expenses related to the pending merger with Fifth Third Bancorp. The merger expenses were recognized for investment banking, attorney and accounting fees. Other expenses have increased as a result of the overall growth of the banking segment.

ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002, with earlier application encouraged. The adoption of SFAS No. 143 on January 1, 2003 did not have a material impact on the Company's consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and did not have a material impact on the Company's consolidated financial position or results of operations as of and for the quarter ended March 31, 2003.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. This interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition and measurement provisions of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The interpretation's disclosure requirements were effective for the Company as of December 31, 2002. Significant guarantees that have been entered into by the Company at March 31, 2003 and December 31, 2002 are disclosed in Note H to the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No.
123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. As the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation, the adoption of SFAS No. 148 did not have an impact on the Company's consolidated financial position or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, Amendment to Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The adoption on April 1, 2003 of the components of SFAS No. 149 which address SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 did not have a material impact on the Company's consolidated interim financial position and results of operations. The Company has not yet completed the process of evaluating the impact, if any, the adoption of the remaining components of SFAS No. 149 will have on its consolidated financial position or results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2003 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-bearing liabilities subject to repricing over a specified period and the amount of change in individual interest rates. The liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable net interest income levels. An increasing interest rate environment negatively impacts earnings as the Company's rate sensitive liabilities generally reprice faster than its rate sensitive assets. Conversely, in a decreasing interest rate environment, earnings are positively impacted. This potential asset/liability mismatch in pricing is referred to as "gap" and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one-year time horizon between 0.7 and 1.3. At March 31, 2003, the Company had a gap ratio of
0.9 for the one-year period ending March 31, 2004.

A 200 basis point decrease in the general level of interest rates spread evenly during the next twelve months is estimated to cause an increase in net interest income of $168,000 as compared to net interest income if interest rates were unchanged during the next twelve months. In comparison, a 200 basis point increase in the general level of interest rates spread evenly during the next twelve months is estimated to cause a decrease in net interest income of $168,000, as compared to net interest income if rates were unchanged during the next twelve months.

As discussed above, this level of variation is within the Company's acceptable limits. This simulation analysis assumed that savings and checking interest rates had a low correlation to changes in market rates of interest and that certain asset prepayments changed as refinancing incentives evolved. Further, in the event of a change in such magnitude in interest rates, the Company's asset and liability management committee would likely take actions to further mitigate its exposure to the change. However, given the uncertainty of specific conditions and corresponding actions, which would be required, the analysis assumed no change in the Company's asset/liability composition.

ITEM 4 - CONTROLS AND PROCEDURES

         Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls on a quarterly basis. On April 30, 2003 (the evaluation date related to this quarterly report on Form 10-Q for the quarterly period ended March 31, 2003) management, including the Company's principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures, and, based on its evaluation, the Company's principal executive and financial officers have concluded that these controls and procedures are operating effectively. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation. Management noted no significant deficiencies in the design or operation of the Company's internal controls and the Company's auditors were so advised.

         Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings in the normal course of business. On August 24, 2000, Jerrold S. Pressman filed a complaint in the U.S. District Court for the Middle District of Tennessee, against Franklin National Bank and Gordon E. Inman, Chairman of the Board of the Company and the Bank, alleging breach of contract, tortuous interference with contract, fraud, and civil conspiracy in connection with the denial of a loan to a potential borrower involved in a real estate transaction. The Bank and Mr. Inman filed their answers in this matter on September 18, 2000, and a motion for Summary Judgment on October 10, 2000. The Court denied the Bank's motion for Summary Judgment on February 15, 2001. On July 27, 2001, the Bank and Mr. Inman filed a second motion for Summary Judgment. The Court granted in part and denied in part the Bank and Mr. Inman's motion for Summary Judgment on October 5, 2001. The case was set for trial to begin on March 5, 2002; however, on February 22, 2002, the Court, on its own Motion, continued the trial until September 10, 2002. Mr. Pressman's amended complaint seeks compensatory damages in an amount not to exceed $20 million and punitive damages in an amount not to exceed $40 million from each defendant. On September 3, 2002, the Court granted Mr. Pressman's motion to Continue Trial and set February 25, 2003, to begin the trial. A bench trial on the merits of the case was held between February 25 and March 7, 2003. On April 30, 2003, the United States District Judge issued an Order in which a judgment was entered for the Defendants Franklin National Bank and Mr. Inman on all of Mr. Pressman's claims. On May 2, 2003, Mr. Pressman filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. A Proof Brief of Appellee Franklin National Bank will be timely filed with the Court. No provision has been made in the accompanying consolidated financial statements for the ultimate resolution of this matter.

Except as set forth above, there are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer, or affiliate or any principal security holder of the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company or the Bank.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         EXHIBIT NO.            DESCRIPTION OF EXHIBIT

         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K.

         On March 27, 2003 the Company filed a Form 8-K regarding an amendment to the Affiliation Agreement between the Company and Fifth Third Bancorp.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  FRANKLIN FINANCIAL CORPORATION




Dated:   May 15, 2003                         By: /s/ Gordon E. Inman
         ------------                             -------------------
                                                  Gordon E. Inman,
                                                  President and Chief
                                                  Executive Officer (principal
                                                  executive officer)




Dated:   May 15, 2003                         By: /s/ Lisa L. Musgrove
         ------------                             --------------------
                                                  Lisa L. Musgrove, Senior Vice
                                                  President and Chief Financial
                                                  Officer (principal financial
                                                  officer)

CERTIFICATIONS
I, Gordon E. Inman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Franklin Financial Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

                                   /s/ Gordon E. Inman
                                   -------------------------------------------
                                   Gordon E. Inman
                                   President and Chief Executive Officer

CERTIFICATIONS
I, Lisa L. Musgrove, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Franklin Financial Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  May 15, 2003

                                     /s/ Lisa L. Musgrove
                                     -------------------------------------------
                                     Lisa L. Musgrove
                                     Senior Vice President and Chief Financial
                                     Officer

                                  EXHIBIT INDEX

EXHIBIT NO.           DESCRIPTION OF EXHIBIT
-----------           ----------------------
99.1                  Certification Pursuant to Section 906 of the Sarbanes-
                      Oxley Act of 2002