Form 10-Q
period 2003-06-30
FRANKLIN FINANCIAL CORP /TN/
filed 2003-08-01
CIK 846903

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended	Commission File Number:
June 30, 2003	0-24133

FRANKLIN FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Tennessee	62-1376024

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

230 Public Square, Franklin, Tennessee	37064

(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, No Par Value	8,358,123 shares

Class	Outstanding at July 30, 2003

PART I. - FINANCIAL INFORMATION
Item I. Financial Statements
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SIGNATURES
EXHIBIT INDEX
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32 CERTIFICATIONS

PART I. - FINANCIAL INFORMATION

Item I. Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	(In thousands)
	June 30,	December 31,
	2003	2002
Assets
Cash and cash equivalents	$35,431	$28,061
Federal funds sold	1,270	18,922
Investment securities available-for-sale, at fair value	51,359	68,325
Mortgage-backed securities available-for-sale, at fair value	235,008	189,647
Investment securities held-to-maturity, fair value $3,916 at June 30, 2003 and $8,137 December 31, 2002	3,801	8,043
Mortgage-backed securities held-to-maturity, fair value $120 at June 30, 2003 and $198 at December 31, 2002	113	185
Federal Home Loan and Federal Reserve Bank stock, restricted	4,340	4,113
Loans held for sale	19,428	19,432
Loans	524,906	538,263
Allowance for loan losses	(6,106)	(5,761)

Loans, net	518,800	532,502

Premises and equipment, net	9,158	9,691
Accrued interest receivable	3,654	3,713
Mortgage servicing rights	3,699	3,749
Repossessed and foreclosed assets, net	2,110	1,555
Other assets	4,098	3,295

Total assets	$892,269	$891,233

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$110,195	$78,507
Interest-bearing	648,914	679,865

Total deposits	759,109	758,372
Repurchase agreements	200	200
Long-term debt and other borrowings	74,900	76,382
Accrued interest payable	1,802	1,478
Other liabilities	2,325	6,253

Total liabilities	838,336	842,685

Stockholders’ equity:
Common stock, No par value. Authorized 500,000,000 shares; issued 8,354,360 and 7,968,022 at June 30, 2003 and December 31, 2002, respectively	15,151	12,659
Accumulated other comprehensive gain, net of tax	2,660	2,807
Unearned compensation related to outstanding restricted stock awards	(120)	(147)
Retained earnings	36,242	33,229

Total stockholders’ equity	53,933	48,548

	$892,269	$891,233

See Notes to Unaudited Consolidated Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited and in thousands except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Interest income:
Interest and fees on loans	$8,614	$8,768	$17,202	$17,133
Taxable securities	2,735	3,693	5,672	7,562
Tax-exempt securities	365	254	652	481
Federal funds sold	16	4	77	21

Total interest income	11,730	12,719	23,603	25,197

Interest expense:
Certificates of deposit over $100,000	1,274	1,381	2,518	2,960
Other deposits	1,578	1,930	3,343	3,835
Federal Home Loan Bank advances	842	853	1,672	1,693
Other borrowed funds	234	321	455	602

Total interest expense	3,928	4,485	7,988	9,090

Net interest income	7,802	8,234	15,615	16,107
Provision for loan losses	485	800	1,405	1,450

Net interest income after provision for loan losses	7,317	7,434	14,210	14,657

Other income:
Service charges on deposit accounts	709	698	1,357	1,388
Mortgage banking activities	1,363	814	2,728	1,636
Other service charges, commissions and fees	172	166	331	339
Commissions on sale of annuities and brokerage activity	21	130	48	261
Gain on sale of mortgage loans	497	74	989	126
Gain on sale of investment securities	632	82	1,009	163

Total other income	3,394	1,964	6,462	3,913

Other expenses:
Salaries and employee benefits	3,033	2,943	6,167	5,812
Occupancy expense	527	525	1,043	1,048
Mortgage banking	1,672	335	2,236	688
Furniture and equipment	298	347	607	688
Communications and supplies	142	163	292	314
Advertising and marketing	99	99	209	205
FDIC and regulatory assessments	79	68	154	133
Repossessed and foreclosed assets, net	2,613	577	2,635	803
Merger expenses	10	—	19	—
Other	662	535	1,236	1,079

Total other expenses	9,135	5,592	14,598	10,770

Income before income taxes	1,576	3,805	6,074	7,800
Income taxes	494	1,299	2,102	2,684

Net income	$1,082	$2,506	$3,972	$5,116

Net income per share – basic	$0.13	$0.32	$0.48	$0.65

Net income per share - diluted	$0.12	$0.28	$0.44	$0.58

Dividends declared per share	0.05775	0.0550	0.1155	0.1100
Weighted average shares outstanding:
Basic	8,329	7,906	8,237	7,883
Diluted	9,098	8,858	8,959	8,754

See Notes to Unaudited Consolidated Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated	Unamortized
	Common Stock				Other	Cost of
			Comprehensive	Retained	Comprehensive	Restricted
	Shares	Amount	Income (Loss)	Earnings	Income (Loss)	Stock Awards	Total

BALANCE - JANUARY 1, 2003	7,968	12,659		33,229	2,807	(147)	48,548
Comprehensive income:
Net Income			3,972	3,972			3,972
Other comprehensive income, net of tax:
Unrealized holding losses on securities (net of tax of $474)			(773)
Less: Reclassification adjustment for gains included in net income (net of $383 tax)			626
Other comprehensive income			(147)		(147)		(147)
Comprehensive income			3,825
Exercise of stock options and issuance of common stock	387	2,439				27	2,466
Tax benefit of stock options exercised		56					56
Cancellation of restricted stock	(1)	(3)				—	(3)
Cash dividend declared; $.1115 per share				(959)			(959)
BALANCE - JUNE 30, 2003	8,354	15,151		36,242	2,660	(120)	53,933

See Notes to Unaudited Consolidated Financial Statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	(In thousands)
	Six Months Ended
	June 30,
	2003	2002

Cash flows from operating activities:
Net income	$3,972	$5,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,187	(89)
Provision for loan losses	1,405	1,450
Loans originated for sale	(143,168)	(70,871)
Proceeds from sale of loans	147,250	82,681
Gain on sale of investment securities	(1,009)	(163)
Gain on sale of loans	(942)	(147)
Loss on repossessed and foreclosed assets	2,635	803
(Gain) loss on sale of premises and equipment	(1)	16
Decrease (increase) in accrued interest receivable	59	(139)
Increase (decrease) in accrued interest payable	324	(483)
Decrease in other liabilities	(4,038)	(881)
Increase in other assets	(5,113)	(2,873)
Tax benefit of stock options exercised	56	—

Net cash provided by operating activities	3,617	14,420

Cash flows from investing activities:
Decrease (increase) in federal funds sold	17,652	(1,386)
Proceeds from sale of securities available-for-sale	39,444	29,415
Proceeds from maturities of securities available-for-sale	102,046	27,404
Proceeds from maturities of securities held-to-maturity	4,358	653
Purchases of securities available-for-sale	(169,854)	(49,676)
Purchase of securities held-to-maturity	—	(4,113)
Purchase of Federal Home Loan and Federal Reserve stock	(227)	(79)
Net decrease (increase) in loans	9,161	(63,443)
Proceeds from sale of repossessed and foreclosed assets	364	2,772
Purchases of premises and equipment, net	(29)	(192)

Net cash provided by (used in) investing activities	2,915	(58,645)

Cash flows from financing activities
Net proceeds from issuance of common stock	2,519	286
Dividends paid	(936)	(865)
Increase in deposits	737	35,279
Decrease in repurchase agreements	—	(1,062)
(Decrease) increase in other borrowings	(1,482)	9,733

Net cash provided by financing activities	838	43,371

Net increase (decrease) in cash and cash equivalents	7,370	(854)
Cash and cash equivalents at beginning of period	28,061	23,665

Cash and cash equivalents at end of period	$35,431	$22,811

Cash payments for interest	$7,664	$15,432

Cash payments for income taxes	$2,803	$3,424

See Notes to Unaudited Consolidated Financial Statements

FRANKLIN FINANCIAL CORPORATION
Notes to Unaudited Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Financial Corporation and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. During the six months ended June 30, 2003, there were no significant changes to those accounting policies.

Stock-based Compensation

At June 30, 2003, the Company has three stock-based employee compensation plans, which are described more fully in Note 14 to the Consolidated Financial Statements included in the Company’s 2002 Annual Report on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company calculates compensation expense on the restricted stock plan as the difference between the market price of the underlying stock on the date of the grant and the purchase price, if any, and recognizes such amount on a straight-line basis over the restriction period in which the restricted stock is earned by the recipient. No stock-based employee compensation cost is reflected in net income for the Company’s two stock option plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. No options were granted during the three and six months ended June 30, 2003 and during the three months ended June 30, 2002.

	Six months ended
	June 30,	June 30,
	2003	2002
Net earnings available to stockholders:
As reported	$3,972	$5,116
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(1,705)

Pro forma	$3,972	$3,411

	June 30,
	2003	2002
Basic earnings per share:
As reported	$0.48	$0.65
Pro forma	—	0.43
Diluted earnings per share available to stockholders:
As reported	$0.44	$0.58
Pro forma	—	0.39

In calculating the pro forma disclosures, the fair value of the options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002
Dividend yield	—	1.7%
Expected volatility	—	34%
Risk-free interest rate range	—	4.5 - 4.8%
Expected life	—	7-10 years

The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during the six months ended June 30, 2002 was $6.06 per share.

NOTE C - DIVIDENDS

In May 2003, the Company’s Board of Directors declared a $.05775 per share cash dividend payable on July 2, 2003.

NOTE D - SEGMENTS

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

	Three Months Ended June 30, 2003
		Mortgage
(In thousands)	Bank	Banking	All Other	Eliminations	Consolidated

Total interest income	$11,517	$249	$681	$(717)	$11,730
Total interest expense	3,751	39	434	(296)	3,928

Net interest income	7,766	210	247	(421)	7,802
Provision for loan losses	485	—	—	—	485

Net interest income after provision	7,281	210	247	(421)	7,317

Total other income	1,436	1,859	1,237	(1,138)	3,394
Total other expense	6,348	2,571	537	(321)	9,135

Income before taxes	2,369	(502)	947	(1,238)	1,576
Provision for income taxes	762	(159)	(109)	—	494

Net income (loss)	$1,607	$(343)	$1,056	$(1,238)	$1,082

Other significant items
Total assets	$865,578	$24,301	$91,807	$(89,417)	$892,269
Depreciation, amortization and accretion	828	416	31	—	1,275
Revenues from external customers
Total interest income	$11,481	$249	$—	$—	$11,730
Total other income	1,436	1,859	99	—	3,394

Total income	$12,917	$2,108	$99	$—	$15,124

Revenues from affiliates
Total interest income	$36	$—	$681	$(717)	$—
Total other income	—	—	1,138	(1,138)	—

Total income	$36	$—	$1,819	$(1,855)	$—

	Three Months Ended June 30, 2002
		Mortgage
(In thousands)	Bank	Banking	All Other	Eliminations	Consolidated

Total interest income	$12,567	$195	$680	$(723)	$12,719
Total interest expense	4,274	37	505	(331)	4,485

Net interest income	8,293	158	175	(392)	8,234
Provision for loan losses	800	—	—	—	800

Net interest income after provision	7,493	158	175	(392)	7,434

Total other income	847	887	3,106	(2,876)	1,964
Total other expense	4,409	972	535	(323)	5,593

Income before taxes	3,931	73	2,746	(2,945)	3,805
Provision for income taxes	1,351	29	(81)	—	1,299

Net income (loss)	$2,580	$44	$2,827	$(2,945)	$2,506

Other significant items
Total assets	$769,366	$13,921	$81,452	$(79,271)	$785,468
Depreciation, amortization and accretion	(201)	193	33	—	25
Revenues from external customers
Total interest income	$12,524	$195	$—	$—	$12,719
Total other income	847	887	230	—	1,964

Total income	$13,371	$1,082	$230	$—	$14,683

Revenues from affiliates
Total interest income	$43	$—	$680	$(723)	$—
Total other income	—	—	2,876	(2,876)	—

Total income	$43	$—	$3,556	$(3,599)	$—

	Six Months Ended June 30, 2003
		Mortgage
(In thousands)	Bank	Banking	All Other	Eliminations	Consolidated

Total interest income	$23,201	$474	$1,358	$(1,430)	$23,603
Total interest expense	7,618	72	885	(587)	7,988

Net interest income	15,583	402	473	(843)	15,615
Provision for loan losses	1,405	—	—	—	1,405

Net interest income after provision	14,178	402	473	(843)	14,210

Total other income	2,567	3,710	4,232	(4,047)	6,462
Total other expense	10,254	3,978	1,009	(643)	14,598

Income before taxes	6,491	134	3,696	(4,247)	6,074
Provision for income taxes	2,235	73	(206)	—	2,102

Net income (loss)	$4,256	$61	$3,902	$(4,247)	$3,972

Other significant items
Total assets	$865,578	$24,301	$91,807	$(89,417)	$892,269
Depreciation, amortization and accretion	1,344	779	64	—	2,187
Revenues from external customers
Total interest income	$23,129	$474	$—	$—	$23,603
Total other income	2,567	3,710	185	—	6,462

Total income	$25,696	$4,184	$185	$—	$30,065

Revenues from affiliates
Total interest income	$72	$—	$1,358	$(1,430)	$—
Total other income	—	—	4,047	(4,047)	—

Total income	$72	$—	$5,405	$(5,477)	$—

	Six Months Ended June 30, 2002
		Mortgage
(In thousands)	Bank	Banking	All Other	Eliminations	Consolidated

Total interest income	$24,852	$428	$1,354	$(1,437)	$25,197
Total interest expense	8,671	80	997	(658)	9,090

Net interest income	16,181	348	357	(779)	16,107
Provision for loan losses	1,450	—	—	—	1,450

Net interest income after provision	14,731	348	357	(779)	14,657

Total other income	1,709	1,762	5,955	(5,513)	3,913
Total other expense	8,419	1,925	1,071	(645)	10,770

Income before taxes	8,021	185	5,241	(5,647)	7,800
Provision for income taxes	2,783	67	(166)	—	2,684

Net income (loss)	$5,238	$118	$5,407	$(5,647)	$5,116

Other significant items
Total assets	$769,366	$13,921	$81,452	$(79,271)	$785,468
Depreciation, amortization and accretion	(516)	359	68	—	(89)
Revenues from external customers
Total interest income	$24,769	$428	$—	$—	$25,197
Total other income	1,709	1,762	442	—	3,913

Total income	$26,478	$2,190	$442	$—	$29,110

Revenues from affiliates
Total interest income	$83	$—	$1,354	$(1,437)	$—
Total other income	—	—	5,513	(5,513)	—

Total income	$83	$—	$6,867	$(6,950)	$—

NOTE E – LOANS

In addition to the disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 related to loans and allowance for loan losses, the following represents information regarding non-accrual loans and loans past due 90 days or more that were still accruing interest.

	June 30, 2003	June 30, 2002	December 31, 2002

	(in thousands)
Loans accounted for on a non-accrual basis	$2,397	$413	$5,218
Accruing loans which are contractually past due 90 days or more as to principal and interest payments	1,372	754	2,459

NOTE F – MORTGAGE BANKING

The Company’s mortgage banking subsidiary has net worth requirements with the U.S. Department of Housing and Urban Development and Federal Home Loan Mortgage Corporation of $250,000. The Company exceeded this requirement as of June 30, 2003 and December 31, 2002.

Changes in the balance of mortgage servicing rights, net, were as follows:

	Six Months Ended June 30,
	2003	2002

	(In Thousands)
Balance - beginning of period	$3,749	$2,254
Additions	1,648	815
Amortization	(761)	(333)
Impairment adjustment	(937)	—

Balance - end of period	$3,699	$2,736

Accumulated amortization of mortgage servicing rights was approximately $2,985,000 and $2,224,000 at June 30, 2003 and December 31, 2002, respectively.

At June 30, 2003, the weighted-average amortization period of the Company’s mortgage servicing rights originated in the first six months of 2003 was 3.3 years. Projected amortization expense for the gross carrying value of mortgage servicing rights at June 30, 2003 is estimated to be as follows (in thousands):

Remainder of 2003	$885
2004	1,599
2005	1,391
2006	641
2007	248
2008	114
After 2008	62

Gross carrying value of mortgage servicing rights	$4,940

NOTE G – DEFINITIVE AFFILIATION AGREEMENT

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

NOTE H – CONTINGENCIES AND GUARANTEES

Contingencies

The Company is involved in various legal proceedings in the normal course of business. On August 24, 2000, Jerrold S. Pressman filed a complaint in the U.S. District Court for the Middle District of Tennessee, against Franklin National Bank and Gordon E. Inman, Chairman of the Board of the Company and the Bank, alleging breach of contract, tortious interference with contract, fraud, and civil conspiracy in connection with the denial of a loan to a potential borrower involved in a real estate transaction. The Bank and Mr. Inman filed their answers in this matter on September 18, 2000, and a motion for Summary Judgment on October 10, 2000. The Court denied the Bank’s motion for Summary Judgment on February 15, 2001. On July 27, 2001, the Bank and Mr. Inman filed a second motion for Summary Judgment. The Court granted in part and denied in part the Bank and Mr. Inman’s motion for Summary Judgment on October 5, 2001. The case was set for trial to begin on March 5, 2002; however, on February 22, 2002, the Court, on its own Motion, continued the trial until September 10, 2002. Mr. Pressman’s amended complaint seeks compensatory damages in an amount not to exceed $20 million and punitive damages in an amount not to exceed $40 million from each defendant. On September 3, 2002, the Court granted Mr. Pressman’s motion to Continue Trial and set February 25, 2003, to begin the trial. A bench trial on the merits of the case was held between February 25 and March 7, 2003. On April 30, 2003, the United States District Judge issued an Order in which a judgment was entered for the Defendants Franklin National Bank and Mr. Inman on all of Mr. Pressman’s claims. On May 2, 2003, Mr. Pressman filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. A Proof Brief of Appellee Franklin National Bank will be timely filed with the Court. No provision has been made in the accompanying consolidated financial statements for the ultimate resolution of this matter.

There are also other legal actions in which the Company is a defendant. Management under the advice of legal counsel believes the Company also has meritorious defenses against these claims and intends to defend such actions vigorously. No provision has been made in the consolidated financial statements for the ultimate resolution of these matters.

Guarantees

In the ordinary course of business, the Company sells mortgage loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults and fraud. When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no defects, the Company has no commitment to repurchase the loan. The requirement to repurchase the loan or indemnify the investor is generally limited to 90 days from the date the related mortgage loan is sold to the investor. As of June 30, 2003, these guarantees totaled $74.7 million. No reserve has been established at June 30, 2003 to cover the potential exposure related to these guarantees as the Company does not believe the ultimate loss related to this exposure is material to the consolidated financial statements.

The Company maintains insurance for general liability, director and officer liability and property. Certain policies are subject to deductibles. In addition to the insurance coverage provided, the Company will indemnify certain officers and directors for actions taken on behalf of the Company.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Bank represents virtually all of the assets of the Company. The Bank, located in Franklin, Tennessee, opened in December of 1989 and continues to experience growth. The Bank has nine full service branches. In August 1996, the Bank opened an insurance subsidiary, Franklin Financial Insurance. In October 1997, the Bank opened a financial services subsidiary, Franklin Financial Securities. The financial services subsidiary offers financial planning and securities brokerage services through Legg Mason Financial Partners. In December 1997, the Bank began operating its mortgage division as a separate subsidiary, Franklin Financial Mortgage. In August 1998, the mortgage subsidiary opened a retail mortgage origination office in Chattanooga, Tennessee. Franklin Financial Mortgage originates, sells and services wholesale and retail mortgage loans. In September 2000, the Company formed Franklin Capital Trust I, a Delaware business trust and wholly owned subsidiary of the Company, for the purpose of issuing Trust Preferred Securities to the public. In December 2000, the Company received approval from the Federal Reserve Bank to convert from a bank holding company to a financial holding company to allow the Company additional avenues for growth opportunities. In May 2001, the Company’s stock began trading on the NASDAQ National Market under the symbol “FNFN”.

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

On September 9, 2002 and December 10, 2002, the parties amended the Agreement to extend the deadlines for certain regulatory and other filings by Fifth Third and to extend the termination date for the Agreement to April 1, 2003. The reasons for the delay related to an investigation by various banking regulators and a moratorium imposed by the banking regulators prohibiting acquisitions by Fifth Third, including the pending acquisition of the Company. On March 27, 2003, Fifth Third announced that it entered into a written agreement with the Federal Reserve Bank of Cleveland and the Ohio Department of Commerce, Division of Financial Institutions arising out of the previously discussed regulatory review of Fifth Third. The written agreement outlines a series of steps to address and strengthen Fifth Third’s risk management processes and internal controls. These steps include independent third party reviews and the submission of written plans in a number of areas. These areas include Fifth Third’s management, corporate governance, internal audit, account reconciliation procedures and policies, information technology, and strategic planning.

On March 27, 2003, the Company entered into Amendment No. 3 to the Agreement to extend the termination date of the Agreement to June 30, 2004. In this amendment, Fifth Third agreed to amend the exchange ratio in the merger to provide that the Company’s shareholders would receive Fifth Third common stock valued at a fixed price of $31.00 per share of Franklin common stock. In addition, the Company’s shareholders would receive the benefit of any increase in the book value per share (excluding certain items as defined in the amendment) of the Company’s common stock from March 31, 2003 through the most recent quarter end prior to closing. In the event that the Board of Governors of the Federal Reserve System has not granted regulatory approval for the merger on or before May 31, 2004, the Company has the right to terminate the Agreement and to receive a termination fee of $27 million from Fifth Third.

The closing of the transaction is subject to the approval of the Company’s shareholders and normal regulatory approvals. The terms of the Agreement and the amendments thereto are more fully described in the Company’s Current Reports on Form 8-K as filed with the Securities and Exchange Commission on July 25, 2002 (which report also contains a copy of the Affiliation Agreement), September 10, 2002, December 18, 2002 and March 27, 2003. The above description of the Agreement and the amendments thereto is qualified in its entirety by reference to the Agreement and the amendments, which are attached as exhibits to the Company’s Current Reports on Form 8-K.

Critical Accounting Policies

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified three policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to the methodology for the determination of our allowance for loan and lease losses, the valuation of our repossessed and foreclosed assets and the valuation of our mortgage servicing rights.

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

Repossessed and foreclosed assets are acquired through, or in lieu of, loan foreclosure and are held for sale and initially recorded at fair value at the date of foreclosure, thereby establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by independent appraisers and/or management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Gains and losses from the sale of these assets are included in other income or other expense as appropriate. Any expenses to maintain such assets and changes in the valuation allowance, if any, are included in other expenses.

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

These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1 to the Consolidated Financial Statements included in the Company’s 2002 Annual Report on Form 10-K. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

Financial Condition

Total assets increased slightly by $1 million, or 0.1%, since December 31, 2002, to a total of $892.3 million at June 30, 2003. The increase in assets is primarily due to a slight increase in deposits by $737,000. Total deposits were $759.1 million at June 30, 2003 an increase of 0.1% since December 31, 2002. The Bank’s growth in noninterest-bearing deposits has been strong during the first half of 2003 with a $31.7 million, or

40.0%, increase since December 31, 2002. This increase has been offset by a decrease in interest-bearing deposits of $30.1 million or 4.6% since December 31, 2002.

The Bank’s loan demand has slowed slightly as demonstrated by the decrease in gross loans of $13.4 million, or 2.4%, since December 31, 2002. The allowance for loan losses increased $345,000, or 6.0%, since December 31, 2002, to $6.1 million, or approximately 1.12% of total loans, at June 30, 2003. The Company continues to see growth in construction and commercial real estate loans, which carry a higher reserve factor. Management believes that the level of the allowance for loan losses is adequate at June 30, 2003. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. The allowance is below the Bank’s peer group average as a percentage of loans, however the Bank’s past due loans, at 1.55% of total loans at June 30, 2003, have historically been below peer group average. At June 30, 2003, the Bank had non-accrual loans of $2.4 million compared to non-accrual loans of $5.2 million at December 31, 2002. The Bank has one large relationship of $3.8 million that was placed on non-accrual status during the third quarter of 2002. Of this amount, approximately $819,000 is specifically reserved for in the allowance for loan losses. Assets were repossessed that collateralized remaining debt and were reclassified from loans to repossessed and foreclosed assets on the consolidated balance sheet at June 30, 2003. Subsequent to the repossession date, during the second quarter of 2003, the Bank established a valuation allowance on these assets for the amount of $2.4 million. The valuation allowance represents a write down in the value of the assets based on information obtained by management from an independent third party. Management believes it has adequately valued these assets as of June 30, 2003. At June 30, 2003, the Bank had loans that were specifically classified as impaired of approximately $14.0 million compared to $19.2 million at December 31, 2002. The allowance for loan losses related to impaired loans was $1.4 million at June 30, 2003 compared to $698,000 at December 31, 2002. The average carrying value of impaired loans was approximately $11.0 million for the six-month period ended June 30, 2003. Interest income of approximately $196,000 was recognized on these impaired loans during the six-month period ended June 30, 2003.

At June 30, 2003 the fair value of investment securities classified as available-for-sale exceeded the cost of the securities by $4.4 million. At December 31, 2002 the fair value of securities classified as available-for-sale exceeded the cost of the securities by $4.5 million. As a result, an unrealized gain net of taxes of $2.7 million and $2.8 million at June 30, 2003 and December 31, 2002, respectively, is included in “Accumulated Other Comprehensive Income” in the stockholders’ equity section of the balance sheet. The unrealized gain is primarily due to economic market conditions causing the Bank’s securities to be valued above current market values.

Securities available-for-sale increased $28.4 million, or 11.0%, during the six months ended June 30, 2003. The increase was due to excess funds being invested in the investment portfolio due to slower loan growth during the first half of 2003 and proceeds from securities called within the held-to-maturity portfolio being reinvested as available-for-sale securities. Securities held-to-maturity decreased $4.3 million, or 52.4%, due to zero coupon agency securities being called during the first and second quarters of 2003. Net premises and equipment decreased by $533,000 or 5.5%, since December 31, 2002 primarily due to depreciation expense. Accrued interest receivable decreased $59,000, or 1.6%, since December 31, 2002. This decrease is due to the combined increase of $10.9 million in loans and securities since December 31, 2002, offset by significantly lower interest rates. Repossessed and foreclosed assets increased $555,000, or 35.7%, since December 31, 2002. The increase is primarily due to $3.0 million of assets repossessed from one large borrowing relationship as described above less the $2.5 million valuation allowance related to these assets.

Accrued interest payable increased $324,000, or 21.9%, since December 31, 2002. The increase is due to the timing of interest payments on certificates of deposits. Long-term debt and other borrowings decreased $1.5 million, or 1.9%, since December 31, 2002 due to the Company’s $1.5 million repayment on its line of credit to a correspondent bank. Other liabilities decreased $3.9 million, or 62.8%, since December 31, 2002. The decrease is due to federal and state tax payments made in the second quarter of 2003 and the settlement of a purchased investment security in the first quarter of 2003. Stockholders’ equity increased $5.4 million, or 11.1%, from December 31, 2002 to June 30, 2003. The increase is primarily attributable to $4.0 million in net income offset partially by a $147,000 decrease in other accumulated comprehensive income and $960,000 in dividends declared. Stockholders’ equity also increased due to a $2.5 million increase in common stock resulting from the exercise of stock options. Unearned compensation of $120,000 is due to the issuance of restricted stock in 2002. The restricted stock was issued as part of the Company’s Key Employee Restricted Stock Plan and vests over a period of four years. The unearned compensation is being amortized on a straight-line basis over the four-year vesting period of the restricted stock.

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

Management believes that liquidity is at an adequate level with cash and due from banks of $35.4 million at June 30, 2003. Loans and securities scheduled to mature within one year exceeded $266.8 million at June 30, 2003, which should provide further liquidity. In addition, approximately $286.4 million of securities are classified as available-for-sale and could be sold to help meet liquidity needs should they arise. The Company has a line of credit of $5.0 million with a lending institution and the Bank is approved to borrow up to $10.0 million in funds from the Federal Home Loan Bank through overnight advances and $72.5 million in federal funds lines to assist with capital and liquidity needs. The Company had $900,000 in borrowings against its line of credit and the Bank had $0 in federal funds purchased at June 30, 2003. In February and August, 1998 the Bank entered into long term convertible Federal Home Loan Bank advances with a ten year maturity and a one year call option totaling $6.0 million. During the fourth quarter of 1999, these advances converted to variable rate advances, which reprice quarterly based on 90-day LIBOR. During the third quarter of 2000 the Bank entered into three long-term convertible Federal Home Loan Bank advances. One advance of $25.0 million has a ten year maturity with a three year call option. The other two advances totaling $27.0 million have a five year maturity with a one year call option. After the three and one year call options, these advances may be converted by the Federal Home Loan Bank from a fixed to a variable rate. The Bank has the right to repay the advances on the date of conversion to a variable rate without penalty. The Bank has $200,000 outstanding in repurchase agreements to further develop its relationship with customers. The Bank has approximately $82.4 million in brokered deposits at June 30, 2003. The majority of these brokered deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank’s core deposit base.

Approximately $76.0 million in loan commitments are expected to be funded within the next six months. Approximately $35.1 million of these commitments are in the mortgage banking segment. Furthermore, the Bank has approximately $99.6 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded. Commitments may be funded by core or brokered deposits, cashflow from the securities portfolio or other funding sources which the Bank maintains. The mortgage banking segment has $42.2 million in commitments to sell loans at June 30, 2003.

Management monitors the Company’s asset and liability positions in order to maintain a balance between rate-sensitive assets and rate-sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company’s liquidity is adequate at June 30, 2003 and that liquidity will remain adequate over future periods. Other than as set forth above, there are no known trends, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities, which if they were to be implemented, would have a material adverse effect on the Company’s liquidity, capital resources or results of operations.

Net cash flow provided by operating activities was $3.6 million for the first six months of 2003. The proceeds from sale of loans exceeded loans originated for sale by $4.1 for the six months ended June 30, 2003. The majority of this change in cash flow is due to less loan originations as compared to the sale of loans in the mortgage banking segment during the six months ended June 30, 2003. The increase in cash flow is also due to net income for the six months ended June 30, 2003 of $4 million. These increases are partially offset by an increase in other assets of $5.1 million and a decrease in other liabilities of $3.9 million for the six months ended June 30, 2003.

Net cash provided by investing activities was $2.9 million for the six months ended June 30, 2003, which was largely due to the banking segment. The decrease in the change in net loans was $9.2 million for the first six months of 2003. Federal funds sold also decreased by $17.7 million. The cash provided by investing activities was offset partially by an increase in the net investment portfolio of $24 million for the six months ended June 30, 2003.

Net cash provided by financing activities was $838,000 for the first six months of 2003. The increase in cash flow is primarily due to a slight increase in deposits of $737,000 in the first six months of 2003 and an increase in common stock from the exercise of stock options of $2.5 million, offset partially by an increase in other borrowings of $1.5 million and dividends paid of $937,000.

Equity capital exceeded regulatory requirements at June 30, 2003, at 7.6% of average assets. The Company’s and the Bank’s minimum capital requirements and compliance with the same are shown in the following table.

	Leverage Capital		Tier 1 Capital		Total Risk-Based Capital

	Regulatory		Regulatory		Regulatory
	Minimum	Actual	Minimum	Actual	Minimum	Actual

Company	3.0%	7.6%	4.0%	11.1%	8.0%	12.1%
Bank	3.0%	7.1%	4.0%	10.2%	8.0%	11.6%

Results of Operations

The Company had net income of $1.1 million in the second quarter and $4.0 million for the first six months of 2003 compared to net income of $2.5 million and $5.1 for the same periods in 2002. Net income for the second quarter and six months ended June 30, 2003 decreased $1.4 million, or 56.8% and $1.1 million, or 22.4%, respectively. Net income per basic and diluted share was $0.13 and $0.12, respectively, for the second quarter of 2003 compared to $0.32 and $0.28 for the second quarter of 2002. Net income per basic and diluted share was $0.48 and $0.44, respectively, for the six months ended June 30, 2003 compared to $0.65 and $0.58 for the six months ended June 30, 2002.

Total interest income decreased $989,000, or 7.8%, in the three months ended June 30, 2003 and $1.6 million or 6.3% for the six months ended June 30, 2003 compared to the same periods in 2002. Total interest expense decreased $557,000, or 12.4%, for the three months ended June 30, 2003 and $1.1 million or 12.1% for the six months ended June 30, 2003 compared to the same periods in 2002. The decrease in total interest income is primarily attributable to significantly lower interest rates offset partially by an increase in average earning assets of $110.9 million, or 15.4%, for the six months ended June 30 of 2003 compared to 2002. The decrease in total interest income is primarily due to the banking segment. The decrease in total interest expense is primarily due to the decrease in interest rates offset by an increase in average interest-bearing deposits of $73.6 million, or 12.7%, for the six months ended June 30, 2003 as compared to the same period in 2002. The banking segment continues to experience strong deposit rate competition. The Company had a net interest margin of 3.74% for the second quarter of 2003 and 3.75% for the six months ended June 30, 2003 compared to 4.49% and 4.46% for the same periods in 2002. The decrease in net interest margin is due to loans repricing faster than deposits that have previously repriced at lower interest rates. As short-term interest rates decrease, a significant portion of the Bank’s loan portfolio reprices immediately. The Bank currently has a relatively short-term certificate of deposit portfolio which has supported the net interest margin in the declining rate environment, but with the extended low rate environment, loan repricings are occurring at a faster rate than repricing of deposits. In addition, the Bank is receiving a large amount of cash flow in the investment portfolio due to mortgage backed securities prepaying much faster as interest rates decline. This cash flow is being reinvested into securities at lower yields, causing a decline in the net interest margin.

The provision for loan losses was $485,000 and $800,000 for the three months ended June 30, 2003 and 2002, respectively. The provision was $1.4 million for the six months ended June 30, 2003 as compared to $1.5 million for the same period in 2002. The Bank’s asset quality remains strong. Net charge-offs were $1.1 million or 0.19%, of average loans outstanding at June 30, 2003 compared to net charge-offs of $747,000, or 0.16%, of average loans outstanding at June 30, 2002. Approximately $819,000 of the provision for loan losses for the first six months of 2003, related to a single loan relationship of the Bank which has been fully reserved for. For the first six months of 2002 the provision for loan losses included approximately $905,000 from a problem loan relationship that was subsequently charged off in 2002.

Total other income was $3.4 million for the second quarter of 2003, an increase of $1.4 million, or 72.8%, from $2.0 million for the same period in 2002. The increase was largely attributable to an increase of $549,000, or 67.4%, in mortgage banking activities and an increase of $423,000 in the gain on the sale of mortgage loans. Gain on sale of investment securities increased $550,000. Total other income of $6.5 million for the six months ended June 30, 2003 increased $2.5 million or 65.2% from $3.9 million from the same period in 2002. The increase is attributed to an increase in mortgage banking activities of $1.1 million and an increase in gains on sale of mortgage loans and investment securities of $863,000 and $846,000, respectively. Mortgage servicing rights income contributed $1.6 million for the six months ended June 30, 2003 to the total income for the mortgage banking segment. The increase in the gain on the sale of mortgage loans is partially attributable to a $68,000 positive fair value adjustment on mortgage loan commitments.

Total other expenses increased $3.5 million, or 63.4%, during the second quarter of 2003 as compared to the same period in 2002. Total other expenses increased $3.8 million, or 35.5%, for the six months ended June 30, 2003 as compared to the same period in 2002. Mortgage banking expenses increased $1.3 million for the second quarter of 2003 as compared to the second quarter 2002, primarily due to a $937,000 impairment adjustment recorded for mortgage servicing rights. As long-term mortgage rates have declined, prepayment speeds on mortgages have increased, resulting in an impairment of the mortgage servicing rights portfolio. Increases in mortgage correspondent pricing and mortgage servicing rights amortization also contributed to the increase in mortgage banking expenses. Repossessed and foreclosed assets expense increased $1.9 million for the second quarter 2003 as compared to the second quarter 2002. The increase is primarily attributable to a $2.4 million valuation allowance, recorded during the second quarter 2003, on several pieces of repossessed assets related to a single customer relationship and a $40,000 valuation allowance, recorded during the second quarter 2003, on a piece of foreclosed property. Salaries and employee benefits increased $90,000, or 3.1%. The increase is attributable to an increase in mortgage commission expense from $170,000 in the second quarter of 2002 to $389,000 in the second quarter of 2003 due to the increase in mortgage loan originations. During the second quarter of 2003, the Company recorded $10,000 of merger expenses related to the pending merger with Fifth Third Bancorp. The merger expenses were recognized for investment banking, attorney and accounting fees. Other expenses have increased as a result of the overall growth of the banking segment.

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002, with earlier application encouraged. The adoption of SFAS No. 143 on January 1, 2003 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and did not have a material impact on the Company’s consolidated financial position or results of operations as of and for the quarter and six months ended June 30, 2003.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. This interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition and measurement provisions of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The interpretation’s disclosure requirements were effective for the Company as of December 31, 2002. Significant guarantees that have been entered into by the Company at June 30, 2003 and December 31, 2002 are disclosed in Note H to the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. As the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation, the adoption of SFAS No. 148 did not have an impact on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. This Interpretation applies immediately to variable interest entities created in January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of the provisions of FIN No. 46 related to variable interest entities created in January 31, 2003, or after that date, did not have an impact on the Company’s consolidated financial position or results of operations. The Company is in the process of evaluating the impact that the adoption of the Provision of FIN No. 46 related to variable interest entities created before February 1, 2003 would have on the Company’s trust preferred securities currently reported with long-term debt and other borrowings on its consolidated statement of financial position.

In April 2003, the FASB issued SFAS No. 149, Amendment to Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The adoption on April 1, 2003 of the components of SFAS No. 149 which address SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 did not have a material impact on the Company’s consolidated interim financial position and results of operations. The adoption of the remaining components of SFAS No. 149 is not anticipated to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 is not anticipated to have a material impact on the Company’s consolidated financial position or results of operations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of the Company, its business and the industry as a whole. These forward looking statements are subject to risks and uncertainties, including, but not limited to the pending merger with Fifth Third Bancorp, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company’s financial performance and could cause actual results for fiscal 2003 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-bearing liabilities subject to repricing over a specified period and the amount of change in individual interest rates. The liquidity and maturity structure of the Company’s assets and liabilities are important to the maintenance of acceptable net interest income levels. An increasing interest rate environment negatively impacts earnings as the Company’s rate sensitive liabilities generally reprice faster than its rate sensitive assets. Conversely, in a decreasing interest rate environment, earnings are positively impacted. This potential asset/liability mismatch in pricing is referred to as “gap” and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one-year time horizon between 0.7 and 1.3. At June 30, 2003, the Company had a gap ratio of 0.8 for the one-year period ending June 30, 2004.

A 200 basis point decrease in the general level of interest rates spread evenly during the next twelve months is estimated to cause an increase in net interest income of $198,000 as compared to net interest income if interest rates were unchanged during the next twelve months. In comparison, a 200 basis point increase in the general level of interest rates spread evenly during the next twelve months is estimated to cause a decrease in net interest income of $198,000, as compared to net interest income if rates were unchanged during the next twelve months.

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

ITEM 4 – CONTROLS AND PROCEDURES

         Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls on a quarterly basis. On July 28, 2003 (the evaluation date related to this quarterly report on Form 10-Q for the quarterly period ended June 30, 2003) management, including the Company’s principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures, and, based on its evaluation, the Company’s principal executive and financial officers have concluded that these controls and procedures are operating effectively. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation. Management noted no significant deficiencies in the design or operation of the Company’s internal controls and the Company’s auditors were so advised.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings in the normal course of business. On August 24, 2000, Jerrold S. Pressman filed a complaint in the U.S. District Court for the Middle District of Tennessee, against Franklin National Bank and Gordon E. Inman, Chairman of the Board of the Company and the Bank, alleging breach of contract, tortious interference with contract, fraud, and civil conspiracy in connection with the denial of a loan to a potential borrower involved in a real estate transaction. The Bank and Mr. Inman filed their answers in this matter on September 18, 2000, and a motion for Summary Judgment on October 10, 2000. The Court denied the Bank’s motion for Summary Judgment on February 15, 2001. On July 27, 2001, the Bank and Mr. Inman filed a second motion for Summary Judgment. The Court granted in part and denied in part the Bank and Mr. Inman’s motion for Summary Judgment on October 5, 2001. The case was set for trial to begin on March 5, 2002; however, on February 22, 2002, the Court, on its own Motion, continued the trial until September 10, 2002. Mr. Pressman’s amended complaint seeks compensatory damages in an amount not to exceed $20 million and punitive damages in an amount not to exceed $40 million from each defendant. On September 3, 2002, the Court granted Mr. Pressman’s motion to Continue Trial and set February 25, 2003, to begin the trial. A bench trial on the merits of the case was held between February 25 and March 7, 2003. On April 30, 2003, the United States District Judge issued an Order in which a judgment was entered for the Defendants Franklin National Bank and Mr. Inman on all of Mr. Pressman’s claims. On May 2, 2003, Mr. Pressman filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. A Proof Brief of Appellee Franklin National Bank will be timely filed with the Court. No provision has been made in the accompanying consolidated financial statements for the ultimate resolution of this matter.

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

Item 4. Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Shareholders of the Company was held on May 27, 2003. At the meeting the following persons were elected as directors of the Company to serve for a term of one year and until their successors are elected and qualified: James W. Cross, IV, Robert C. Fisher, Gordon E. Inman, D. Wilson Overton, Edward M. Richey, Edward P. Silva, and Melody J. Smiley.

The results of voting with respect to the election of the directors were as follows:

	Votes	Votes
	FOR	WITHHELD

James W. Cross, IV	7,653,466	45,969
Robert C. Fisher	7,662,266	37,169
Gordon E. Inman	7,645,020	54,413
D. Wilson Overton	7,653,566	45,869
Edward M. Richey	7,662,266	37,169
Edward P. Silva	7,662,266	37,169
Melody J. Smiley	7,653,566	45,869

No other matters were presented or voted for at the Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

Exhibit No.	Description of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On April 25, 2003, the Company filed a form 8-K regarding the press release announcing the Company’s results for the three months ended March 31, 2003 and its financial condition as of March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN FINANCIAL CORPORATION

Dated: July 31, 2003	By:	/s/ Gordon E. Inman

Gordon E. Inman, President and Chief Executive Officer (principal executive officer)

Dated: July 31, 2003	By:	/s/ Lisa L. Musgrove

Lisa L. Musgrove, Senior Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002