Form 10-Q
period 2003-09-30
FRANKLIN FINANCIAL CORP /TN/
filed 2003-11-14
CIK 846903

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended	Commission File Number:
September 30, 2003	0-24133

FRANKLIN FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Tennessee	62-1376024

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 Public Square, Franklin, Tennessee	37064

(Address of principal executive offices)	(Zip Code)

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

Yes ☒   No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)

Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, No Par Value	8,382,621

Class	Outstanding at November 6, 2003

PART I. — FINANCIAL INFORMATION

Item I. Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(Unaudited)

	(In thousands)
	September 30,	December 31,
	2003	2002

Assets
Cash and cash equivalents	$21,668	$28,061
Federal funds sold	—	18,922
Investment securities available-for-sale, at fair value	65,320	68,325
Mortgage-backed securities available-for-sale, at fair value	222,843	189,647
Investment securities held-to-maturity, fair value $3,871 at September 30, 2003 and $8,137 at December 31, 2002	3,807	8,043
Mortgage-backed securities held-to-maturity, fair value $116 at September 30, 2003 and $198 at December 31, 2002	109	185
Federal Home Loan and Federal Reserve Bank stock, restricted	4,377	4,113
Loans held for sale	5,370	19,432
Loans	536,351	538,263
Allowance for loan losses	(5,478)	(5,761)

Loans, net	530,873	532,502

Premises and equipment, net	8,967	9,691
Accrued interest receivable	3,933	3,713
Mortgage servicing rights	4,999	3,749
Repossessed and foreclosed assets, net	3,833	1,555
Other assets	3,492	3,295

	$879,591	$891,233

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$78,285	$78,507
Interest-bearing	666,368	679,865

Total deposits	744,653	758,372
Repurchase agreements	200	200
Long-term debt and other borrowings	78,040	76,382
Accrued interest payable	1,146	1,478
Other liabilities	721	6,253

Total liabilities	824,760	842,685

Stockholders’ equity:
Common stock, No par value. Authorized 500,000,000 shares; issued 8,360,462 and 7,968,022 at September 30, 2003 and December 31, 2002, respectively	15,839	12,659
Accumulated other comprehensive (loss) gain, net of tax	(75)	2,807
Unearned compensation related to outstanding restricted stock awards	(96)	(147)
Retained earnings	39,163	33,229

Total stockholders’ equity	54,831	48,548

	$879,591	$891,233

See Notes to Unaudited Consolidated Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited and in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Interest income:
Interest and fees on loans	$8,398	$9,028	$25,600	$26,161
Taxable securities	2,388	3,429	8,060	10,991
Tax-exempt securities	527	263	1,178	744
Federal funds sold	4	29	81	50

Total interest income	11,317	12,749	34,919	37,946

Interest expense:
Certificates of deposit over $100,000	1,120	1,320	3,638	4,280
Other deposits	1,483	2,020	4,826	5,855
Federal Home Loan Bank advances	847	856	2,519	2,549
Other borrowed funds	217	268	673	870

Total interest expense	3,667	4,464	11,656	13,554

Net interest income	7,650	8,285	23,263	24,392
Provision for loan losses	470	760	1,875	2,210

Net interest income after provision for loan losses	7,180	7,525	21,388	22,182
Other income:
Service charges on deposit accounts	777	749	2,134	2,137
Mortgage banking activities	2,273	1,144	3,814	2,780
Other service charges, commissions and fees	12	129	343	467
Commissions on sale of annuities and brokerage activity	30	113	78	374
Gain on sale of mortgage loans	213	675	1,202	801
Gain on sale of investment securities	339	428	1,348	591

Total other income	3,644	3,238	8,919	7,150

Other expenses:
Salaries and employee benefits	2,962	3,042	9,129	8,854
Occupancy expense	553	531	1,596	1,579
Mortgage banking	681	388	1,730	1,076
Furniture and equipment	257	330	864	1,018
Communications and supplies	178	159	470	473
Advertising and marketing	83	102	292	307
FDIC and regulatory assessments	77	69	231	202
Repossessed and foreclosed assets, net	134	2	2,769	805
Merger expenses	—	360	19	360
Other	664	681	1,899	1,759

Total other expenses	5,589	5,664	18,999	16,433

Income before income taxes	5,235	5,099	11,308	12,899
Income taxes	1,830	1,833	3,932	4,517

Net income	$3,405	$3,266	$7,376	$8,382

Net income per share – basic	$0.41	$0.41	$0.89	$1.06

Net income per share — diluted	$0.37	$0.37	$0.82	$0.95

Dividends declared per share	$0.05775	0.055	0.17325	0.1650
Weighted average shares outstanding:
Basic	8,358	7,908	8,278	7,891
Diluted	9,130	8,844	9,014	8,785

See Notes to Unaudited Consolidated Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited and in thousands)

					Accumulated	Unamortized
	Common Stock				Other	Cost of
			Comprehensive	Retained	Comprehensive	Restricted
	Shares	Amount	Income (Loss)	Earnings	Income (Loss)	Stock Awards	Total

BALANCE – JANUARY 1, 2003	7,968	$12,659		$33,229	$2,807	$(147)	$48,548
Comprehensive Income:
Net Income			7,376	7,376			7,376
Other comprehensive loss, net of tax:
Unrealized holding losses on securities (net of tax of $2,281)			(3,718)
Less: Reclassification adjustment for gains included in net income (net of $512 tax)			836

Other comprehensive loss			(2,882)		(2,882)		(2,882)

Comprehensive income			$4,494

Exercise of stock options and issuance of common stock	394	2,516					2,516
Amortization of restricted stock						51	51
Tax benefit of stock options exercised		679					679
Cancellation of restricted stock	(2)	(15)					(15)
Cash dividend declared: $0.17325 per share				(1,442)			(1,442)

BALANCE – SEPTEMBER 30, 2003	8,360	$15,839		$39,163	$(75)	$(96)	$54,831

See Notes to Unaudited Consolidated Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	(In thousands)
	Nine Months Ended
	September 30,

	2003	2002
Cash flows from operating activities:
Net income	$7,376	$8,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,650	55
Provision for loan losses	1,875	2,210
Loans originated for sale	(205,763)	(126,653)
Proceeds from sale of loans	224,483	129,187
Gain on sale of investment securities	(1,348)	(591)
Gain on sale of loans	(1,224)	(822)
Loss on foreclosed and repossessed assets	2,769	805
(Gain) Loss on sale of premises and equipment	(3)	98
Increase in accrued interest receivable	(220)	(133)
Decrease in accrued interest payable	(332)	(338)
Decrease in other liabilities	(3,814)	(132)
Increase in other assets	(8,429)	(3,795)
Tax benefit of stock options exercised	679	—

Net cash provided by operating activities	19,699	8,273

Cash flows from investing activities:
Increase (decrease) in federal funds sold	18,922	(1,636)
Proceeds from sale of securities available-for-sale	50,817	65,523
Proceeds from maturities of securities available-for-sale	147,424	42,016
Proceeds from maturities of securities held-to-maturity	4,362	3,809
Purchases of securities available-for-sale	(233,357)	(89,287)
Purchase of securities held-to-maturity	—	(4,114)
Purchase of Federal Home Loan and Federal Reserve stock	(264)	(122)
Net increase in loans	(3,680)	(96,559)
Proceeds from sale of foreclosed and repossessed assets	771	4,466
Purchases of premises and equipment, net	(159)	(430)

Net cash used in investing activities	(15,164)	(76,334)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,553	317
Dividends paid	(1,420)	(1,300)
(Decrease) increase in deposits	(13,719)	64,779
Decrease in repurchase agreements	—	(3,000)
Increase in other borrowings	1,658	10,717

Net cash (used in) provided by financing activities	(10,928)	71,513

Net (decrease) increase in cash and cash equivalents	(6,393)	3,452
Cash and cash equivalents at beginning of period	28,061	23,665

Cash and cash equivalents at end of period	$21,668	$27,117

Cash payments for interest	$11,988	$13,892
Cash payments for income taxes	$3,951	$4,668

See Notes to Unaudited Consolidated Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Financial Corporation and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. During the nine months ended September 30, 2003, there were no significant changes to those accounting policies.

Stock-based Compensation

At September 30, 2003, the Company has three stock-based employee compensation plans, which are described more fully in Note 14 to the Consolidated Financial Statements included in the Company’s 2002 Annual Report on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company calculates compensation expense on its restricted stock plan as the difference between the market price of the underlying stock on the date of the grant and the purchase price, if any, and recognizes such amount on a straight-line basis over the restriction period in which the restricted stock is earned by the recipient. No stock-based employee compensation cost is reflected in net income for the Company’s two stock option plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation. No options were granted during the three and nine months ended September 30, 2003 and during the three months ended September 30, 2002.

	(In thousands)

	Nine months ended

	September 30	September 30
	2003	2002

Net earnings available to stockholders:
As reported	$7,376	$8,382
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(1,508)

Pro forma	$7,376	$6,874

	September 30	September 30
	2003	2002
Basic earnings per share:
As reported	$0.89	$1.06
Pro forma	$0.89	0.87
Diluted earnings per share available to stockholders:
As reported	$0.82	$0.95
Pro forma	$0.82	0.78

In calculating the pro forma disclosures, the fair value of the options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002

Dividend yield	—	1.7%
Expected volatility	—	32%
Risk-free interest rate range	—	3.35 - 3.73%
Expected life	—	7-10 years

The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during the nine months ended September 30, 2002 was $5.36 per share.

NOTE C — DIVIDENDS

In July 2003, the Company’s Board of Directors declared a $.05775 per share cash dividend payable on October 1, 2003.

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

The Mortgage Banking segment originates, purchases and sells residential mortgage loans. It sells loan originations into the secondary market, but retains much of the applicable servicing. As a result of the retained servicing, the Mortgage Banking segment capitalizes mortgage servicing rights and amortizes these rights over the estimated lives of the associated loans. Its primary sources of revenue are fees and servicing income, but it also reports interest income earned on warehouse balances waiting for funding. The segment originates retail mortgage loans in the Nashville, Tennessee metropolitan areas. It also purchases wholesale mortgage loans through correspondent relationships with other banks.

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

Three Months Ended September 30, 2003

		Mortgage
(In thousands)	Bank	Banking	All Other	Eliminations	Consolidated

Total interest income	$11,103	$248	$695	$(729)	$11,317
Total interest expense	3,497	35	419	(284)	3,667

Net interest income	7,606	213	276	(445)	7,650
Provision for loan losses	470	—	—	—	470

Net interest income after provision	7,136	213	276	(445)	7,180

Total other income	1,172	2,411	3,481	(3,420)	3,644
Total other expense	3,942	1,447	522	(322)	5,589

Income before taxes	4,366	1,177	3,235	(3,543)	5,235
Provision for income taxes	1,545	400	(115)	—	1,830

Net income (loss)	$2,821	$777	$3,350	$(3,543)	$3,405

Other significant items
Total assets	$853,440	$23,876	$92,637	$(90,362)	$879,591
Depreciation, amortization and accretion	972	458	33	—	1,463
Revenues from external customers
Total interest income	$11,069	$248	$—	$—	$11,317
Total other income	1,172	2,411	61	—	3,644

Total income	$12,241	$2,659	$61	$—	$14,961

Revenues from affiliates
Total interest income	$34	$—	$695	$(729)	$—
Total other income	—	—	3,420	(3,420)	—

Total income	$34	$—	$4,115	$(4,149)	$—

Three Months Ended September 30, 2002

		Mortgage
(In thousands)	Bank	Banking	All Other	Eliminations	Consolidated

Total interest income	$12,550	$242	$677	$(720)	$12,749
Total interest expense	4,252	39	501	(328)	4,464

Net interest income	8,298	203	176	(392)	8,285
Provision for loan losses	760	—	—	—	760

Net interest income after provision	7,538	203	176	(392)	7,525

Total other income	1,245	1,823	3,387	(3,217)	3,238
Total other expense	3,986	1,104	896	(322)	5,664

Income before taxes	4,797	922	2,667	(3,287)	5,099
Provision for income taxes	1,742	312	(221)	—	1,833

Net income (loss)	$3,055	$610	$2,888	$(3,287)	$3,266

Other significant items
Total assets	$795,038	$23,947	$86,768	$(84,615)	$821,138
Depreciation, amortization and accretion	(120)	231	33	—	144
Revenues from external customers
Total interest income	$12,507	$242	$—	$—	$12,749
Total other income	1,245	1,823	170	—	3,238

Total income	$13,752	$2,065	$170	$—	$15,987

Revenues from affiliates
Total interest income	$43	$—	$677	$(720)	$—
Total other income	—	—	3,217	(3,217)	—

Total income	$43	$—	$3,894	$(3,937)	$—

Nine Months Ended September 30, 2003

		Mortgage
(In thousands)	Bank	Banking	All Other	Eliminations	Consolidated

Total interest income	$34,304	$722	$2,052	$(2,159)	$34,919
Total interest expense	11,115	107	1,305	(871)	11,656

Net interest income	23,189	615	747	(1,288)	23,263
Provision for loan losses	1,875	—	—	—	1,875

Net interest income after provision	21,314	615	747	(1,288)	21,388

Total other income	3,739	4,934	7,713	(7,467)	8,919
Total other expense	14,196	4,238	1,530	(965)	18,999

Income before taxes	10,857	1,311	6,930	(7,790)	11,308
Provision for income taxes	3,780	473	(321)	—	3,932

Net income (loss)	$7,077	$838	$7,251	$(7,790)	$7,376

Other significant items
Total assets	$853,440	$23,876	$92,637	$(90,362)	$879,591
Depreciation, amortization and accretion	2,316	1,237	97	—	3,650
Revenues from external customers
Total interest income	$34,197	$722	$—	$—	$34,919
Total other income	3,739	4,934	246	—	8,919

Total income	$37,936	$5,656	$246	$—	$43,838

Revenues from affiliates
Total interest income	$107	$—	$2,052	$(2,159)	$—
Total other income	—	—	7,467	(7,467)	—

Total income	$107	$—	$9,519	$(9,626)	$—

Nine Months Ended September 30, 2002

		Mortgage
(In thousands)	Bank	Banking	All Other	Eliminations	Consolidated

Total interest income	$37,402	$670	$2,031	$(2,157)	$37,946
Total interest expense	12,923	119	1,498	(986)	13,554

Net interest income	24,479	551	533	(1,171)	24,392
Provision for loan losses	2,210	—	—	—	2,210

Net interest income after provision	22,269	551	533	(1,171)	22,182

Total other income	2,953	3,585	9,342	(8,730)	7,150
Total other expense	12,404	3,029	1,967	(967)	16,433

Income before taxes	12,818	1,107	7,908	(8,934)	12,899
Provision for income taxes	4,525	379	(387)	—	4,517

Net income (loss)	$8,293	$728	$8,295	$(8,934)	$8,382

Other significant items
Total assets	$795,038	$23,947	$86,768	$(84,615)	$821,138
Depreciation, amortization and accretion	(636)	590	101	—	55
Revenues from external customers
Total interest income	$37,276	$670	$—	$—	$37,946
Total other income	2,953	3,585	612	—	7,150

Total income	$40,229	$4,255	$612	$—	$45,096

Revenues from affiliates
Total interest income	$126	$—	$2,031	$(2,157)	$—
Total other income	—	—	8,730	(8,730)	—

Total income	$126	$—	$10,761	$(10,887)	$—

NOTE E – LOANS

In addition to the disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 related to loans and allowance for loan losses, the following represents information regarding non-accrual loans and loans past due 90 days or more still accruing interest.

	September 30,	September 30,	December 31,
	2003	2002	2002

		(in thousands)
Loans accounted for on a non-accrual basis	$1,662	$5,204	$5,218
Accruing loans which are contractually past due 90 days or more as to principal and interest payments	1,270	173	2,459

NOTE F – MORTGAGE BANKING

The Company’s mortgage banking subsidiary has net worth requirements with the U.S. Department of Housing and Urban Development and Federal Home Loan Mortgage Corporation of $250,000. The Company exceeds this requirement as of September 30, 2003 and December 31, 2002.

Changes in the balance of mortgage servicing rights, net, were as follows:

	(In thousands) Nine Months Ended September 30,

	2003	2002

Balance — beginning of period	$3,749	$2,254
Additions	2,213	1,446
Amortization	(1,213)	(552)
Impairment adjustment	250	—

Balance — end of period	$4,999	$3,148

Accumulated amortization of mortgage servicing rights was approximately $3,438,000 and $2,224,000 at September 30, 2003 and December 31, 2002, respectively.

At September 30, 2003, the weighted-average amortization period of the Company’s mortgage servicing rights was 4.2 years. Projected amortization expense for the gross carrying value of mortgage servicing rights at September 30, 2003 is estimated to be as follows (in thousands):

Remainder of 2003	$614
2004	1,828
2005	1,276
2006	591
2007	267
2008	183
After 2008	295

Gross carrying value of mortgage servicing rights	$5,053

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

Guarantees

In the ordinary course of business, the Company sells mortgage loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults and fraud. When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no defects, the Company has no commitment to repurchase the loan. The requirement to repurchase the loan or indemnify the investor is generally limited to 90 days from the date the related mortgage loan is sold to the investor. As of September 30, 2003, these guarantees totaled $60.8 million. No reserve has been established at September 30, 2003 to cover the potential exposure related to these guarantees as the Company does not believe the ultimate loss related to this exposure is material to the consolidated financial statements.

The Company maintains insurance for general liability, director and officer liability and property. Certain policies are subject to deductibles. In addition to the insurance coverage provided, the Company will indemnify certain officers and directors for actions taken on behalf of the Company.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Bank represents virtually all of the assets of the Company. The Bank, located in Franklin, Tennessee, opened in December of 1989 and continues to experience growth. The Bank has nine full service branches. In August 1996, the Bank opened an insurance subsidiary, Franklin Financial Insurance. In October 1997, the Bank opened a financial services subsidiary, Franklin Financial Securities. The financial services subsidiary offers financial planning and securities brokerage services through Legg Mason Financial Partners. In December 1997, the Bank began operating its mortgage division as a separate subsidiary, Franklin Financial Mortgage. In September 2003, the mortgage subsidiary closed its retail mortgage origination office in Chattanooga, Tennessee. Franklin Financial Mortgage originates, sells and services wholesale and retail mortgage loans. In September 2000, the Company formed Franklin Capital Trust I, a Delaware business trust and wholly owned subsidiary of the Company, for the purpose of issuing Trust Preferred Securities to the public. In December 2000, the Company received approval from the Federal Reserve Bank to convert from a bank holding company to a financial holding company to allow the Company additional avenues for growth opportunities. In May 2001, the Company’s stock began trading on the NASDAQ National Market under the symbol “FNFN”.

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

Financial Condition

Total assets decreased $11.6 million, or 1.3%, since December 31, 2002, to a total of $879.6 million at September 30, 2003. The decline in assets is primarily attributable to a decrease in loans held for sale of $14.1 million, or 72.4%, a decrease in cash and cash equivalents of $6.4 million, or 22.8%, and a decrease in federal funds sold of $18.9 million, or 100%. These were offset by an increase in total investment securities of $25.9 million, or 9.7%.

The Bank’s loan demand has slowed slightly as demonstrated by the decrease in net loans of $1.6 million, or 0.3%, since December 31, 2002. The allowance for loan losses reflects a decrease of $283,000, or 4.9%, since December 31, 2002, to $5.5 million, or approximately 1.01% of total loans, at September 30, 2003. The decrease is primarily reflective of the overall decrease in total loans. Management believes that the level of the allowance for loan losses is adequate at September 30, 2003. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. The allowance is below the Bank’s peer group average as a percentage of loans, however the Bank’s past due loans, at 0.82% of total loans at September 30, 2003, have historically been below peer group average. At September 30, 2003, the Bank had non-accrual loans of $1.7 million compared to non-accrual loans of $5.2 million at December 31, 2002. The Bank had one large relationship of $3.8 million that was placed on non-accrual during the third quarter of 2002. Of this amount, approximately $819,000 was charged off to the allowance for loan losses in the third quarter of 2003. Assets were repossessed that collateralized remaining debt and were reclassified from loans to repossessed and foreclosed assets on the consolidated balance sheet in the second quarter of 2003. Subsequent to the repossession date, during the second quarter of 2003, the Bank established a valuation allowance on these assets in the amount of $2.4 million. The valuation allowance represents a write down in the value of the assets based on information obtained by management from an independent third party. Management is in the process of selling the repossessed assets and the valuation allowance has been adjusted appropriately, as of September 30, 2003, to approximately $2.0 million. Management believes it has adequately valued these assets as of September 30, 2003. At September 30, 2003, the Bank had loans that were specifically classified as impaired of approximately $16.1 million compared to $19.2 million at December 31, 2002. The allowance for loan losses related to impaired loans was $643,000 at September 30, 2003 compared to $698,000 at December 31, 2002. The average carrying value of impaired loans was approximately $17.0 million for the nine-month period ended September 30, 2003. Interest income of approximately $225,000 was recognized on these impaired loans during the nine-month period ended September 30, 2003.

At September 30, 2003 the fair value of securities classified as available-for-sale was less than the cost of the securities by $124,000. At December 31, 2002 the fair value of securities classified as available-for-sale exceeded the cost of the securities by $4.5 million. As a result, an unrealized loss net of taxes of $75,000 and an unrealized gain net of taxes of $2.8 million at September 30, 2003 and December 31, 2002, respectively, is included in “Accumulated Other Comprehensive Income” in the stockholders’ equity section of the balance sheet. The change from an unrealized gain at December 31, 2002 to an unrealized loss at September 30, 2003 is primarily due to the change in economic market conditions during the nine-months ended September 30, 2003.

Securities available-for-sale increased $30.2 million, or 11.7%, during the nine months ended September 30, 2003. The increase was due to excess funds being invested in the investment portfolio due to slower loan growth during the first nine months of 2003 and proceeds from securities called within the held-to-maturity portfolio being reinvested as available-for-sale securities. Securities held-to-maturity decreased $4.3 million, or 52.4%, due to zero coupon agency securities being called during the first and second quarters of 2003. Net premises and equipment decreased by $724,000, or 7.5%, since December 31, 2002 primarily due to depreciation expense offset slightly by purchases of equipment. Accrued interest receivable increased $220,000, or 5.9%, since December 31, 2002. This increase is due to the increase of $25.9 million in investment securities since December 31, 2002, offset by significantly lower interest rates. Repossessed and foreclosed assets increased $2.3 million, or 146.5%, since December 31, 2002. The increase is due to the $2.2 million balance, as of September 30, 2003, of assets repossessed from one large borrowing relationship as described above, less the $2.0 million valuation allowance related to these assets. In addition, additional real estate foreclosures occurred in the third quarter 2003 totaling approximately $2.3 million. These foreclosures were partially offset by sales of foreclosed assets in the third quarter of $351,000.

Total deposits decreased $13.7 million, or 1.8%, since December 31, 2002. The decrease is primarily attributable to the $13.5 million decrease in interest-bearing deposits. Brokered certificates of deposits have decreased $35.0 million since December 31, 2002. The Company has been able to let these certificates mature and has been able to partially replace them with increases in the core, retail and public funds deposits. Accrued interest payable decreased $332,000, or 22.5%, since December 31, 2002. The decrease is due to the overall decrease in interest-bearing deposits and a significant decrease in interest rates during 2003. Long-term debt and other borrowings increased $1.7 million, or 2.2%, since December 31, 2002 due to temporary federal funds purchased of $3.1 million, offset partially by the Company’s $1.5 million repayment of a note to a correspondent bank. Other liabilities decreased $5.5 million, or 88.5%, since December 2002. The decrease is due to federal and state tax payments made during 2003 that exceeded income tax expense recorded for the nine months ended September 30, 2003. The decrease is also attributable to the settlement of a purchased investment security in the first quarter of 2003. In addition, deferred taxes related to unrealized holding gains on securities held as available-for-sale decreased by $1.8 million from December 31, 2002. Stockholders’ equity increased $6.3 million, or 12.9%, from December 31, 2002 to September 30, 2003. The increase is primarily attributable to $7.4 million in net income offset by a decrease of $2.9 million in accumulated other comprehensive income, and by $1.4 million in dividends declared. Stockholders equity also increased due to a $3.2 million increase in common stock resulting from the exercise of stock options. Unearned compensation of $96,000 was also recorded due to the issuance of restricted stock. The restricted stock was issued as part of the Company’s Key Employee Restricted Stock Plan and vests over a period of four years. The unearned compensation is being amortized on a straight-line basis over the four-year vesting period of the restricted stock.

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

Management believes that liquidity is at an adequate level with cash and due from banks of $21.7 million at September 30, 2003. Loans and securities scheduled to mature within one year exceed $269 million at September 30, 2003, which should provide further liquidity. In addition, approximately $288.2 million of securities are classified as available-for-sale and could be sold to help meet liquidity needs should they arise. The Company has a line of credit of $5.0 million with a lending institution and the Bank is approved to borrow up to $10.0 million in funds from the Federal Home Loan Bank through overnight advances and $72.5 million in federal funds lines to assist with capital and liquidity needs. The Company had $900,000 in borrowings against its line of credit and the Bank had $3.1 million in federal funds purchased at September 30, 2003. In February and August, 1998 the Bank entered into long term convertible Federal Home Loan Bank advances with a ten year maturity and a one year call option totaling $6.0 million. During the fourth quarter of 1999, these advances converted to variable rate advances, which reprice quarterly based on 90-day LIBOR. As part of its leverage program, during the third quarter of 2000 the Bank entered into three long-term convertible Federal Home Loan Bank advances. One advance of $25.0 million has a ten year maturity with a three year call option. The other two advances totaling $27.0 million have a five year maturity with a one year call option. After the three and one year call options, these advances may be converted by the Federal Home Loan Bank from a fixed to a variable rate. The Bank has the right to repay the advances on the date of conversion to a variable rate without penalty. The Bank has $200,000 outstanding in repurchase agreements to further develop its relationship with customers. The Bank has approximately $65.1 million in brokered deposits at September 30, 2003. The majority of these brokered deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank’s core deposit base.

Approximately $55.7 million in loan commitments are expected to be funded within the next six months. Approximately $10.5 million of these commitments are in the mortgage banking segment. Furthermore, the Bank has approximately $99.9 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded. Commitments may be funded by core or brokered deposits, cash flow from the securities portfolio or other funding sources which the Bank maintains. The mortgage banking segment has $8.0 million in commitments to sell loans at September 30, 2003.

Management monitors the Company’s asset and liability positions in order to maintain a balance between rate- sensitive assets and rate-sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company’s liquidity is adequate at September 30, 2003 and that liquidity will remain adequate over future periods. Other than as set forth above, there are no known trends, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities, which if they were to be implemented, would have a material adverse effect on the Company’s liquidity, capital resources or results of operations.

Net cash flow provided by operating activities was $19.7 million for the first nine months of 2003. The proceeds from the sale of loans exceeded loans originated for sale by $18.7 million for the nine months ended September 30, 2003. The majority of this change in cash flow is due to less loan originations as compared to the sale of loans in the mortgage banking segment during the nine months ended September 30, 2003. The increase in cash flow is also due to net income for the nine months ended September 30, 2003 of $7.4 million. These increases are partially offset by an increase in other assets of $8.4 million and a decrease in other liabilities of $3.8 million for the nine months ended September 30, 2003.

Net cash used in investing activities was $15.2 million for the nine months ended September 30, 2003, which was largely due to the banking segment. The cash used in investing activities was primarily due to an increase in the net investment portfolio of $30.8 million for the nine months ended September 30, 2003. In addition, the change in net loans reflect an increase of $3.7 million for the first nine months of 2003. These uses of cash for investing activities was partially offset by a decrease in federal funds sold of $18.9 million.

Net cash used in financing activities was $10.9 million for the first nine months of 2003. The decrease in cash flow is primarily due to a decrease in deposits of $13.7 million in the first nine months of 2003 partially offset by an increase in common stock from the exercise of stock options of $2.6 million.

Equity capital exceeded regulatory requirements at September 30, 2003, at 8.1% of average assets. The Company’s and the Bank’s minimum capital requirements and compliance with the same are shown in the following table.

	Leverage Capital		Tier 1 Capital		Total Risk-Based Capital

	Regulatory		Regulatory		Regulatory
	Minimum	Actual	Minimum	Actual	Minimum	Actual

Company	3.0%	8.1%	4.0%	11.7%	8.0%	12.6%
Bank	3.0%	7.3%	4.0%	10.8%	8.0%	12.0%

Results of Operations

The Company had net income of $3.4 million in the third quarter of 2003 and $7.4 million for the first nine months of 2003 compared to net income of $3.3 million and $8.4 million for the same periods in 2002. Net income for the third quarter of 2003 increased $139,000, or 4.3% compared to the third quarter of 2002. Net income for the nine months ended September 30, 2003 decreased $1.0 million, or 12.0% compared to the nine months ended September 30, 2002.

Total interest income decreased $1.4 million, or 11.2%, in the three months ended September 30, 2003 and $3.0 million, or 8.0%, for the nine months ended September 30, 2003 compared to the same periods in 2002. Total interest expense decreased $797,000, or 17.9%, for the three months ended September 30, 2003 and $1.9 million, or 14.0% for the nine months ended September 30, 2003 compared to the same periods in 2002. The decrease in total interest income is primarily attributable to significantly lower interest rates offset partially by an increase in average earning assets of $97.9 million, or 13.3%, for the first nine months of 2003 compared to 2002. The decrease in total interest income is primarily due to the banking segment. The decrease in total interest expense is primarily due to the significant decrease in interest rates offset by an increase in average interest-bearing liabilities of $65.4 million, or 11.0%, for the nine months ended September 30, 2003 as compared to the same period in 2002. The banking segment continues to experience strong deposit rate competition. The Company had a net interest margin of 3.66% for the third quarter of 2003 and 3.72% for the nine months ended September 30, 2003 compared to 4.34% and 4.42%, respectively, for the same periods in 2002. The decrease in net interest margin is due to significant decreases in short-term interest rates. Loans are repricing faster than deposits that have previously repriced at lower interest rates. As short-term interest rates decrease, a significant portion of the Bank’s loan portfolio reprices immediately. The Bank currently has a relatively short-term certificate of deposit portfolio which has supported the net interest margin in the declining rate environment, but with the extended low rate environment, loan repricings are occurring at a faster rate than repricing of deposits. In addition, the Bank is receiving a large amount of cash flow in the investment portfolio due to mortgage-backed securities prepaying much faster as interest rates decline. This cash flow is being reinvested into securities at lower yields, causing a decline in the net interest margin.

The provision for loan losses was $470,000 and $760,000 for the three months ended September 30, 2003 and 2002, respectively. The year-to-date provision is $1.9 million for the nine months ended September 30, 2003 as compared to $2.2 million for the same period in 2002. The Bank’s asset quality remains strong. Net charge-offs were $2.2 million, or 0.40% of average loans outstanding at September 30, 2003 compared to net charge-offs of $1.1 million, or 0.22%, of average loans outstanding at September 30, 2002. Approximately $819,000 of the provision for loan losses for the first nine months of 2003, related to a single loan relationship of the Bank which was fully reserved for and subsequently charged off in the third quarter 2003. For the first nine months of 2002, the provision for loan losses included approximately $905,000 from a problem loan relationship that was subsequently charged off in 2002.

Total other income was $3.6 million in the third quarter of 2003, an increase of $406,000, or 12.5% from $3.2 million for the same period in 2002. The increase was largely attributable to an increase of $1.1 million, or 98.7%, in mortgage banking activities offset partially by a decrease of $462,000 in the gain on the sale of mortgage loans. For the third quarter of 2003 a $1.2 million recovery of a previously recorded impairment of mortgage servicing rights is included in mortgage banking activities income. Total other income of $8.9 million for the nine months ended September 30, 2003 increased $1.8 million, or 24.7%, from $7.1 million from the same period in 2002. The increase is primarily due to increases of $1.0 million, or 37.2%, in mortgage banking activities, a $401,000, or 50.0% increase in the gain on the sale of mortgage loans and an increase in the gain on sale of investment securities of $757,000, or 128.1%. Mortgage servicing rights income contributed $2.2 million and $1.4 million for the nine months ended September 30, 2003 and 2002, respectively, to the total income for the mortgage banking segment.

Total other expenses had a slight decrease of $75,000, or 1.3%, during the third quarter of 2003 as compared to the same period in 2002. Total other expenses increased $2.6 million, or 15.6%, for the nine months ended September 30, 2003 as compared to the same period in 2002. Mortgage banking expenses increased by $293,000 or 75.5%, for the third quarter of 2003 compared to third quarter of 2002. Increases in mortgage correspondent pricing and mortgage servicing rights amortization contributed to the increase in mortgage banking expenses. Mortgage banking expenses increased by $654,000, or 60.8%, for the nine months ended September 30, 2003 as compared to the same period in 2002. The increase is primarily attributable to a combined increase of $836,000 in mortgage correspondent pricing and mortgage servicing rights amortization. Repossessed and foreclosed assets expense increased $132,000 for the third quarter of 2003 as compared to the third quarter of 2002. For the nine months ended September 30, 2003, repossessed and foreclosed assets expense increased $2.0 million compared to the same period in 2002. In the second quarter of 2003, a $2.4 valuation allowance was recorded on several pieces of repossessed assets related to a single customer relationship and a $40,000 valuation allowance on a piece of foreclosed property was recorded. In the third quarter of 2003 an additional valuation allowance of $72,000 was recorded on pieces of repossessed assets. Salaries and employee benefits decreased $80,000, or 2.6% for the third quarter of 2003 compared to third quarter of 2002. For the nine months ended September 30, 2003, salaries and employee benefits increased $275,000, or 3.1%. The increase is attributable to increases in mortgage commission expense of $388,000 due to the increase in mortgage loan originations and accrued officer incentives of $283,000 for the nine months ended September 30, 2003. In the first half of 2002, officer incentives were paid in Company stock options and therefore, not recorded as compensation expense. Due to certain restrictions in the Company’s affiliation Agreement with Fifth Third Bancorp, officer incentives are no longer paid in options but rather are paid in cash, and are therefore expensed in the Company’s consolidated statements of income. These increases are partially offset by a $446,000 decrease in Bank salaries due to the reduction of overall personnel.

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 was required to be adopted for fiscal years beginning after June 15, 2002, with earlier application encouraged. The adoption of SFAS No. 143 on January 1, 2003 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and did not have a material impact on the Company’s consolidated financial position or results of operations as of and for the quarter and nine months ended September 30, 2003.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. This interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition and measurement provisions of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The interpretation’s disclosure requirements were effective for the Company as of December 31, 2002. Significant guarantees that have been entered into by the Company at September 30, 2003 and December 31, 2002 are disclosed in Note H to the consolidated financial statements included in this report.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. This Interpretation applies immediately to variable interest entities created in January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. Under certain circumstances, the effective date of FIN No. 46 has been delayed to the first year or interim period ending after December 15, 2003. The adoption of the provisions of FIN No. 46 related to variable interest entities created in January 31, 2003, or after that date, did not have an impact on the Company’s consolidated financial position or results of operations. The Company is in the process of evaluating the impact that the adoption of the provision of FIN No. 46 related to variable interest entities created before February 1, 2003 would have on the company’s trust preferred securities currently reported with long-term debt and other borrowings on its consolidated statement of financial position.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 did not have an impact on the Company’s consolidated financial position or results of operations.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-bearing liabilities subject to repricing over a specified period and the amount of change in individual interest rates. The liquidity and maturity structure of the Company’s assets and liabilities are important to the maintenance of acceptable net interest income levels. An increasing interest rate environment can negatively impacts earnings as the Company’s rate sensitive liabilities, have in the past, generally repriced faster than its rate sensitive assets. Conversely, in a decreasing interest rate environment, earnings can be positively impacted. This potential asset/liability mismatch in pricing is referred to as “gap” and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one-year time horizon between 0.7 and 1.3. At September 30, 2003, the Company had a gap ratio of approximately 1.0 for the one-year period ending September 30, 2004.

A 200 basis point decrease in the general level of interest rates spread evenly during the next twelve months is estimated to cause a increase in net interest income of $706,000 as compared to net interest income if interest rates were unchanged during the next twelve months. In comparison, a 200 basis point increase in the general level of interest rates spread evenly during the next twelve months is estimated to cause a decrease in net interest income of $706,000, as compared to net interest income if rates were unchanged during the next twelve months.

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

ITEM 4 — CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal control over financial reporting on a quarterly basis. As of September 30, 2003, management, including the Company’s principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures, and, based on their evaluation, our principal executive and financial officers have concluded that these controls and procedures are operating effectively. There were no significant changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 28, 2003, the Company furnished a Form 8-K to the Commission in connection with the Company’s press release announcing the Company’s results for the three and six months ended June 30, 2003 and its financial condition as of June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN FINANCIAL CORPORATION

Dated: November 14, 2003	By:	/s/ Gordon E. Inman

Gordon E. Inman, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2003	By:	/s/ Kelly S. Swartz

Kelly S. Swartz, Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002