Form 10-K
period 2003-12-31
FRANKLIN FINANCIAL CORP /TN/
filed 2004-03-12
CIK 846903

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the Fiscal Year Ended December 31, 2003

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
Yes X            No

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (3,817,375 shares) on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $114,712,119 based on the closing price of the registrant’s common stock as reported on the NASDAQ National Market on June 30, 2003. For the purposes of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock, as of March 1, 2004: 8,394,806 shares of no par value common stock.

PART I

Safe Harbor Statement Under the Private Securities Litigation
Reform Act of 1995

     Certain statements in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of the Company, its business and the industry as a whole. These forward looking statements are subject to risks and uncertainties, including, but not limited to, our ability to complete our acquisition with Fifth Third Bancorp, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company’s financial performance and could cause actual results for fiscal 2004 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

     On March 27, 2003, the Company entered into Amendment No. 3 to the Agreement to extend the termination date of the Agreement to June 30, 2004. In this amendment, Fifth Third agreed to amend the exchange ratio in the merger to provide that each outstanding share of Franklin Financial common stock will be exchanged for that number of shares or Fifth Third common stock equal to (1) the sum of (a) $31.00 and (b) any increase in the book value per share of Franklin Financial common stock, excluding certain items, from March 31, 2003 through the end of the fiscal quarter preceding the effective time of the merger divided by (2) the average closing price of Fifth Third common stock for the 10 consecutive trading days ending on the fifth day before the effective date of merger. In the event that the Board of Governors of the Federal Reserve System has not granted regulatory approval for the merger on or before May 31, 2004, the Company has the right to terminate the Agreement and to receive a termination fee of $27 million from Fifth Third.

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

Subsidiaries

     Franklin National Bank. The Bank commenced business operations on December 1, 1989 in a permanent facility located at 230 Public Square, Franklin, Tennessee 37064. The approximately 12,000 square foot facility is being leased from Gordon E. Inman, the Chairman, President and Chief Executive Officer of the Company. The Bank has an additional eight full service branches: one located in the Williamson Square Shopping Center, which opened in April 1994; one located in Spring Hill, Tennessee, which opened in January 1995; one located in Brentwood, Tennessee, which opened in April 1995; one located in Fairview, Tennessee, which opened in May 1997; one located in the Cool Springs area of Franklin, which opened in May 2000; one located in the Fieldstone Farms area of Franklin, which opened in June 2000; one in Green Hills, Tennessee, which opened in January 2001; and one in downtown Nashville, Tennessee, which opened in February 2001. The Bank also leases 9,000, 4,000 and 3,000 square foot facilities from Mr. Inman, which house its mortgage banking subsidiary, financial services subsidiary and insurance subsidiary sales functions.

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

     Insurance Agency. In August 1996, the Bank opened an insurance subsidiary, Franklin Financial Insurance. The insurance subsidiary sold property, business and life insurance and provided products and services to both bank and nonbank customers. Effective November 1, 2003, the Company ceased operations of the insurance agency and sold all rights, title and interest of the insurance policies to an independent agency.

     Securities Company. Franklin Financial Securities commenced operations in October 1997. The securities subsidiary offers financial planning and securities brokerage services through Fifth Third Securities. The securities subsidiary receives referrals from Franklin National Bank employees. The securities subsidiary currently has one licensed brokers. The securities subsidiary was formed to respond to competition from other financial service companies that offer similar services. By offering these securities products and services, Franklin Financial believes it can gain a greater share of the customer’s business and have better opportunities for revenue generation.

     Mortgage Company. Franklin Financial Mortgage opened in December 1997 to originate and service mortgage loans. Since the Bank’s inception, it has focused on real estate lending. The mortgage subsidiary intends to capitalize on this lending expertise. The mortgage subsidiary primarily originates conforming residential mortgages that are then sold to certain other mortgage companies and government entities such as Freddie Mac on a service-retained basis. There are approximately 31 employees of the mortgage subsidiary.

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

Distribution of Assets, Liabilities and Stockholders’ Equity

     The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2003, 2002 and 2001. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities.

AVERAGE CONSOLIDATED ASSETS

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Cash and due from banks	$24,053	$20,277	$14,180

Securities	284,776	249,553	240,560
Federal funds sold and reverse repurchases	7,075	10,963	6,695
Gross loans	546,902	497,217	377,714

Total earning assets	838,753	757,733	624,969

Other assets	17,758	16,938	15,371

Total assets	$880,564	$794,948	$654,519

AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Non interest-bearing deposits	$80,424	$57,321	$40,558
NOW deposits, including MMDA	266,949	204,486	146,412
Savings deposits	30,465	21,690	14,500
Time deposits	362,394	381,871	335,137
Repurchase agreements	200	1,554	1,733
Other borrowings	84,353	82,557	78,409
Other liabilities	2,493	3,763	4,167

Total liabilities	827,278	753,242	620,916

Stockholders’ equity	53,286	41,705	33,603

Total liabilities and stockholders’ equity	$880,564	$794,948	$654,519

Interest Rates and Interest Differential

     The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

	Year Ended December 31, 2003
	Average	Interest		Average	Net
Assets	Amount	Earned		Yield	Yield
	(Dollars in thousands)
Securities	$284,776	$12,647	(3)	4.44%
Federal funds sold and reverse repurchases	7,075	81		1.14
Gross loans	546,902 (1)	33,806	(2)	6.18

Total earning assets	$838,753	$46,534		5.55%	3.74%

	Average	Interest	Average
Liabilities	Amount	Paid	Rate Paid
	(Dollars in thousands)
NOW deposits, including MMDA	$266,949	$2,489	0.93%
Savings deposits	30,465	227	0.75
Time deposits	362,394	8,186	2.26
Other borrowings	84,553	4,302	5.09

Total interest-bearing liabilities	$744,361	$15,204	2.04%

(1)	Includes non-accrual loans of $3,539.

(2)	Interest earned on net loans includes $2,159 in loan fees and loan service fees.

(3)	Includes interest earned on tax-exempt securities of $1,795.

	Year Ended December 31, 2002
	Average	Interest		Average	Net
Assets	Amount	Earned		Yield	Yield
	(Dollars in thousands)
Securities	$249,553	$15,011	(3)	6.02%
Federal funds sold and reverse repurchases	10,963	144		1.31
Gross loans	497,217 (1)	35,468	(2)	7.13

Total earning assets	$757,733	$50,623		6.68%	4.30%

	Average	Interest	Average
Liabilities	Amount	Paid	Rate Paid
	(Dollars in thousands)
NOW deposits, including MMDA	$204,486	$2,454	1.20%
Savings deposits	21,690	227	1.05
Time deposits	381,871	10,811	2.83
Other borrowings	84,111	4,528	5.38

Total interest-bearing liabilities	$692,158	$18,020	2.60%

(1)	Includes non-accrual loans of $2,127.

(2)	Interest earned on net loans includes $2,602 in loan fees and loan service fees.

(3)	Includes interest earned on tax-exempt securities of $1,004.

	Year Ended December 31, 2001
	Average	Interest		Average	Net
Assets	Amount	Earned		Yield	Yield
	(Dollars in thousands)
Securities	$240,560	$15,791	(3)	6.56%
Federal funds sold and reverse repurchases	6,695	286		4.27
Gross loans	377,714 (1)	34,068	(2)	9.02

Total earning assets	$624,969	$50,145		8.02%	3.69%

	Average	Interest	Average
Liabilities	Amount	Paid	Rate Paid
	(Dollars in thousands)
NOW deposits, including MMDA	$146,412	$4,437	3.03%
Savings deposits	14,500	271	1.87
Other time deposits	335,137	17,275	5.15
Other borrowings	80,142	5,123	6.39

Total interest-bearing liabilities	$576,191	$27,106	4.70%

(1)	Includes non-accrual loans of $682.

(2)	Interest earned on net loans includes $2,471 in loan fees and loan service fees.

(3)	Includes interest earned on tax-exempt securities of $713.

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

	Year Ended December 31, 2003
	compared with
	Year Ended December 31, 2002
	Increase (decrease) due to:
	Volume	Rate	Total
		(In thousands)
Interest earned on:
Securities	$1,564	$(3,928)	$(2,364)
Federal funds sold	(45)	(18)	(63)
Net loans	3,071	(4,733)	(1,662)

Total earning assets	4,590	(8,679)	(4,089)

Interest paid on:
NOW deposits, including MMDA.	582	(547)	35
Savings deposits	65	(65)	0
Time deposits	(440)	(2,185)	(2,625)
Other borrowings	22	(248)	(226)

Total interest expense	229	(3,045)	(2,816)

Change in net interest income	$4,360	$(5,633)	$(1,273)

	Year Ended December 31, 2002
	compared with
	Year Ended December 31, 2001
	Increase (decrease) due to:
	Volume	Rate	Total
		(In thousands)
Interest earned on:
Securities	$541	$(1,321)		$(780)
Federal funds sold	56	(198)		(142)
Net loans	8,524	(7,124)		1,400

Total earning assets	9,121	(8,643)		478

Interest paid on:
NOW deposits, including MMDA	697	(2,680)		(1,983)
Savings deposits	75	(119)		(44)
Time deposits	1,323	(7,787)		(6,464)
Other borrowings	214	(809)		(595)

Total interest expense	2,309	(11,395)		(9,086)

Change in net interest income	$6,812	$2,752	$	(9,564)

Deposits

     The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal (“NOW’) accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank’s market area, obtained through the personal solicitation of the Bank’s officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank’s market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

     The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

Year Ended
December 31, 2003
Deposit Category	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non interest-bearing demand deposits	$80,424	Not Applicable
NOW deposits, including MMDA	$266,949	0.93%
Savings deposits	$30,465	0.75%
Time deposits	$362,394	2.26%

Year Ended
December 31, 2002
Deposit Category	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non interest-bearing demand deposits	$57,321	Not Applicable
NOW deposits, including MMDA	$204,486	1.20%
Savings deposits	$21,690	1.05%
Time deposits	$381,871	2.83%

Year Ended
December 31, 2001
Deposit Category	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non interest-bearing demand deposits	$40,558	Not Applicable
NOW deposits, including MMDA	$146,412	3.03%
Savings deposits	$14,500	1.87%
Time deposits	$335,137	5.15%

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2003:

Time
Certificates
of Deposit
(In thousands)
3 months or less	$166,273
3-6 months	70,024
6-12 months	28,702
Over 12 months	31,600

Total	$296,599

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

     At December 31, 2003, loans within four broad categories exceeded 10% of total loans: single family residential real estate loans ($130,404,000 or 23% of total loans), commercial real estate loans ($177,706,000 or 31% of total loans), commercial and industrial loans ($59,689,000 or 10% of total loans) and residential construction loans ($89,046,000 or 16% of total loans). Management believes that there is material borrower diversification within the single family residential real estate, commercial and commercial real estate loan categories. The vast majority of these loans are secured by properties located in the primary services area of the Bank (Williamson County and surrounding counties).

     The following table presents various categories of loans, including loans held for sale, contained in the Bank’s loan portfolio for the periods indicated and the total amount of all loans for such period:

	December 31,
Type of Loan	2003	2002	2001	2000	1999
	(In thousands)
Domestic:
Commercial, financial and agricultural	$111,390	$121,663	$109,470	$93,618	$82,288
Real estate-construction	89,046	83,681	71,210	58,518	38,982
Real estate-mortgage	352,446	332,281	241,795	159,439	130,483
Consumer loans	19,611	21,031	20,878	20,703	19,670

Total loans	572,493	558,656	443,353	332,278	271,423
Less: deferred loan fees	(834)	(961)	(764)	(549)	(512)
Allowance for possible loan losses	(5,827)	(5,761)	(4,269)	(3,025)	(2,480)

Total (net of allowance)	$565,832	$551,934	$438,320	$328,704	$268,431

     The following is a presentation of an analysis of maturities of loans as of December 31, 2003:

	Due in 1	Due after 1 to	Due After
Type of Loan	year or less	5 Years	5 Years	Total
	(In thousands)
Commercial, financial and agricultural	$75,993	$33,868	$1,529	$111,390
Real estate-construction	73,646	15,400	—	89,046
Real estate-mortgage	130,655	172,691	49,100	352,446
Consumer loans	8,532	11,079	—	19,611

Total	$288,826	$233,038	$50,629	$572,493

     The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2003 (dollars in thousands):

Loans due after 1 year with Predetermined interest rates	$227,284
Loans due after 1 year with Floating interest rates	$56,383

     The following table presents information regarding non-accrual, past due and restructured loans at the dates indicated (dollars in thousands):

	December 31,
	2003	2002	2001	2000	1999
Loans accounted for on a non-accrual basis:
Number	5	50	3	0	0
Amount	$756	$5,218	$1,023	$—	$—
Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number	19	46	7	26	4
Amount	$1,957	$2,459	$245	$1,986	$769
Loans defined as “troubled debt restructurings”:
Number	1	1	1	0	0
Amount	$156	$157	$160	$—	$—

     As of December 31, 2003, there were no loans classified by the regulators as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

     Additional interest income of approximately $272,000 and $175,000 would have been recorded in the years ended December 31, 2003 and 2002, respectively, if all loans accounted for on a non-accrual basis had been current in accordance with their original terms.

     As of December 31, 2003, management has identified other possible credit problems as follows (in thousands):

Special mention	$10,969
Substandard	16,354
Doubtful	313
Loss	—

Total	$27,636

     These loans are performing loans but are classified due to payment history, decline in the borrower’s financial position or decline in collateral value. Loans categorized as “special mention” are currently protected but are potentially weak. These loans constitute an undue and unwarranted credit risk but not to the point of justifying a classification of substandard. Loans classified as “substandard” are inadequately protected by the current net worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weakness that jeopardizes the liquidation of the debt. Loans classified as “doubtful” have all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. Management has provided specific allocations of the allowance for possible loan losses of $387,647 relating to such loans. There are no other loans which are not disclosed above, but where known information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Summary of Loan Loss Experience

     An analysis of the Bank’s loss experience is furnished in the following table for the year indicated, as well as a breakdown of the allowance for possible loan losses:

	Years Ended December 31,
	2003	2002	2001	2000	1999
		(Dollars in thousands)
Balance at beginning of year	$5,761	$4,269	$3,025	$2,480	$2,194
Charge-offs:
Commercial, financial & Agricultural	2,869	1,058	274	31	25
Consumer loans	178	168	86	157	66
Real estate-mortgage	57	4	—	—	—

Total charge-offs	3,104	1,230	360	188	91

Recoveries:
Commercial, financial & Agricultural	16	29	2	19	9
Consumer loans	32	28	27	27	18

Total recoveries	48	57	29	46	27

Net charge-offs	(3,056)	(1,173)	(331)	(142)	(64)

Additions charged to operations	3,122	2,665	1,575	687	350

Balance at end of year	$5,827	$5,761	$4,269	$3,025	$2,480

Ratio of net charge-offs during the period to average loans outstanding during the year	.56%	.24%	.09%	.05%	.02%

     The allocation of the allowance for loan losses by loan category at December 31 for each of the years indicated is presented below, along with percentage of loans in each category to total loans:

	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in Thousands)
Commercial, financial and agricultural	$3,038	19.5%	$3,248	21.8%	$1,485	24.7%	$999	28.2%	$882	30.3%
Real estate - construction	967	15.6	701	15.0	560	16.1	612	17.6	449	14.4
Real estate-mortgage	1,477	61.5	1,455	59.4	1,908	54.5	1,107	48.0	886	48.1
Consumer loans	351	3.4	360	3.8	325	4.7	280	6.2	255	7.2
Unallocated	(6)	N/A	(3)	N/A	(9)	N/A	27	N/A	8	N/A

Total	$5,827	100.0%	$5,761	100.0%	$4,269	100.0%	$3,025	100.0%	$2,480	100.0%

Loan Loss Reserve

     In considering the adequacy of the Bank’s allowance for possible loan losses, management has focused on the fact that as of December 31, 2003, 20% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank’s loan portfolio. However, approximately 88% of these commercial loans at December 31, 2003 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces the risk of loss inherently present in commercial loans.

     The Bank’s consumer loan portfolio is also well secured. The majority of the Bank’s consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than other categories of loans.

     As of December 31, 2003, real estate mortgage loans constituted 62% of outstanding loans. Approximately $130,404,000, or 37%, of this category represents first mortgage residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. While the national real estate market has declined due to current economic factors, the Bank’s market area has seen a softening in real estate, but not as significant a decline as on the national level. The Bank does not anticipate losses in relation to the decline in the real estate market. The remaining portion of this category consists primarily of commercial real estate loans. Risk of loss for these loans is generally higher than residential loans. Therefore, management has allocated a significant portion of the allowance for loan losses to this category.

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

     Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. Most of the loans measured by fair value of the underlying collateral are commercial loans, while others consists of small balance homogenous loans and are measured collectively. The Company classifies a loan as impaired when, based on current information and events, management believes it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. At December 31, 2003 and 2002, the recorded investment in loans that were considered to be impaired was approximately $16.7 million and $19.2 million, respectively. The average recorded balance of impaired loans during 2003 and 2002 was $17.0 million and $12.8 million, respectively. The related specific allocation of the allowance for loan losses for these loans was approximately $388,000 and $698,000 at December 31, 2003 and 2002, respectively. For the years ended December 31, 2003, 2002 and 2001, the Company recognized interest income on those impaired loans of approximately $890,000, $800,000 and $804,000, respectively.

     General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. The allowance for loan losses was 1.02%, 1.03% and 0.96% of loans outstanding at December 31, 2003, 2002 and 2001, respectively, which was consistent with management’s assessment of the credit quality of the loan portfolio. The ratios of net charge-offs during the year to average loans outstanding during the period were 0.56%, 0.24% and 0.09% at December 31, 2003, 2002 and 2001, respectively. Management believes these ratios reflect management’s conservative lending and effective efforts to recover credit losses.

     During 2003 the Company experienced a significantly higher amount of loan net charge offs than in 2002. Total net charge offs for 2003 was $3,056,000 compared to $1,173,000 for 2002 and $331,000 for 2001. Of the total charge offs during 2003, $2,852,000 or 93.3% were in the commercial loan portfolio which typically has greater risk than other loan categories. Of these commercial loans charged off $1.1 million were due to specific customer bankruptcies. The increase in commercial loan net charge-offs in 2003 is reflective of the overall challenging economic landscape and stress existing in several industry segments of the economy.

Investments

     As of December 31, 2003, investment securities, including mortgage-backed securities, comprised approximately 32% of the Bank’s assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. The majority of the mortgage-backed securities are instruments of U.S. Government agencies. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank. Since the Bank has been in a taxable position for the past several years and expects to be in a taxable position in the future, more tax exempt securities have been purchased.

     The following tables present, for the periods indicated, the carrying amount of the Bank’s investment securities, including mortgage-backed securities, separated by those available-for-sale and those held-to-maturity. The Bank does not currently maintain a trading portfolio.

	December 31,
	2003	2002	2001
	(In thousands)
Investment Category
Available-for-sale:
Obligations of U.S. Treasury and other U.S. Agencies	$1,108	$33,023	$30,696
Obligations of States and Political Subdivisions	64,633	22,940	16,577
Mortgage-backed securities	231,164	189,647	176,340
Other securities	6,676	12,361	12,691

Total	$303,581	$257,971	$236,304

	December 31,
	2003	2002	2001
Investment Category
Held-to-maturity:
Obligations of U.S. Treasury and other U.S. Agencies	$—	$4,111	$7,095
Obligations of States and Political Subdivisions	3,812	3,932	2,800
Mortgage-backed securities	71	185	282
Other securities	—	—	—

Total	$3,883	$8,228	$10,177

     The following tables indicate for the year ended December 31, 2003, the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

		Weighted Average
	Amount	Yield (1)
	(Dollars in thousands)
Investment Category
Available-for-sale:
Obligations of U.S. Treasury and other U.S. Agencies:
Less than 1 Yr	$—	—%
Over 1 through 5 Yrs	1,108	4.13
Over 5 through 10 Yrs	—	—
Over 10 Yrs	—	—
Obligations of States and Political Subdivisions:
Less than 1 Yr	$—	—%
Over 1 through 5 Yrs	100	7.34
Over 5 through 10 Yrs	3,189	6.29
Over 10 Yrs	61,344	6.36
Other Securities:
Less than 1 Yr	$—	—%
Over 1 through 5 Yrs	550	8.00
Over 5 through 10 Yrs	2,089	7.29
Over 10 Yrs	4,037	5.53
Mortgage-backed securities	231,164	4.35

Total available-for-sale	$303,581	4.81%

(1)	Yields are presented based on adjusted cost basis of securities available-for-sale. Yields based on carrying value would be higher since fair value is less than adjusted cost at December 31, 2003. The Company has invested in tax exempt obligations. Yields on tax exempt obligations have been computed on a tax equivalent basis. Income from tax exempt obligations is exempt from federal income tax only, therefore only the federal statutory rate of 34% has been used to compute the tax equivalent yield.

		Weighted Average
	Amount	Yield (1)
	(Dollars in thousands)
Investment Category
Held-to-maturity:
Obligations of U.S. Treasury and other U.S. Agencies:
Over 10 Yrs	$—	—%
Obligations of States and Political Subdivisions:
Less than I Yr	—	—
Over 1 through 5 Yrs	1,278	7.46
Over 5 through 10 Yrs	2,234	0.53
Over 10 Yrs	300	8.64
Mortgage-backed securities	71	3.82

Total held-to-maturity	$3,883	3.50%

(1)	The Company has invested in tax exempt obligations. Yields on tax exempt obligations have been computed on a tax equivalent basis. Income from tax exempt obligations is exempt from federal income tax only, therefore only the federal statutory rate of 34% has been used to compute the tax equivalent yield.

Selected Financial Ratios

     Selected financial ratios for the periods indicated are as follows:

	Years Ended December 31,
	2003	2002	2001
Return on average assets	1.11%	1.39%	1.06%
Return on average equity	18.39%	26.58%	20.55%
Average equity to average assets ratio	6.05%	5.25%	5.13%
Dividend payout ratio	21.83%	17.54%	25.60%

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

Data Processing

     The Bank has in-house data processing, which provides a full range of data processing services including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing and central information file. The Bank has an ATM (automated teller machine) processing agreement with Intercept Systems, Inc.

Employees

     The Company presently employs 188 persons on a full-time basis, including 67 officers. The Company will hire additional persons as needed, including additional tellers and financial service representatives.

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

Supervision and Regulation

     The following discussion is only intended to provide brief summaries of significant statutes and regulations that affect the banking industry and therefore is not complete. Changes in applicable laws or regulations, and in the policies of regulators, may have a material effect on the Company’s business and prospects. Management cannot accurately predict the nature or extent of the effects on the Company’s business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

The Company

General. As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, which places the Company under the supervision of the Board of Governors of the Federal

Reserve. The Company must file annual reports with the Federal Reserve and must provide it with such additional information as it may require. In addition, the Federal Reserve periodically examines the Company and the Bank.

Bank Holding Company Regulation. In general, the Bank Holding Company Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve Board’s approval before they:

•	acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank;

•	merge or consolidate with another bank holding company; or

•	acquire substantially all of the assets of any additional banks.

Subject to certain state laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. Under the Gramm-Leach-Bliley Act of 1999, a bank holding company meeting certain qualifications may apply to the Federal Reserve Board to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature, such as securities brokerage and insurance underwriting.

With certain exceptions, the Bank Holding Company Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve Board determines such activities are incidental or closely related to the business of banking.

The Change in Bank Control Act of 1978 requires a person (or group of persons acting in concert) acquiring “control” of a bank holding company to provide the Federal Reserve Board with 60 days’ prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve Board has 60 days (or up to 90 days if extended) within which to issue a notice disapproving the proposed acquisition. In addition, any “company” must obtain the Federal Reserve Board’s approval before acquiring 25% (5% if the “company” is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the Company.

Financial Services Modernization. The laws and regulations that affect banks and bank holding companies underwent significant changes as a result of the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act. Generally, the act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provided an enhanced framework for protecting the privacy of consumers’ information and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

Bank holding companies may now engage in a wider variety of financial activities than permitted under previous law, particularly insurance and securities activities. In addition, in a change from previous law, a bank holding company may be owned, controlled or acquired by any company engaged in financially related activities, so long as such company meets certain regulatory requirements. The act also permits national banks (and certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.

Transactions with Affiliates. The Company and the Bank are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate. It also requires all transactions with an affiliate, whether or not “covered transactions,” to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Tie-In Arrangements. The Company and the Bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit on either a requirement that the customer obtain additional services provided by either of the Company or the Bank, or an agreement by the customer to refrain from obtaining other services from a competitor. The Federal Reserve Board has adopted exceptions to its anti-tying rules that allow banks greater flexibility to package products with their affiliates. These exceptions were designed to enhance competition in banking and non-banking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers.

State Law Restrictions. As a Tennessee business corporation, the Company may be subject to certain limitations and restrictions under applicable Tennessee corporate law. In addition, although the Bank is a national bank and therefore primarily regulated by the Office of the Comptroller of the Currency (OCC), Tennessee banking law may restrict certain activities of the Bank.

The Bank

General. The Bank, as a national banking association, is subject to regulation and examination by the OCC. The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not to protect shareholders of the Company or the Bank.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the OCC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees. Also, such extensions of credit must not involve more than the normal risk of repayment or present other unfavorable features.

Federal Deposit Insurance Corporation Improvement Act. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 each federal banking agency has prescribed, by regulation,

noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. Management believes that the Bank meets all such standards.

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has “opted out.” The act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. The federal banking agencies prohibit banks from using their interstate branches primarily for deposit production and have accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Tennessee has “opted in” to the Interstate Act and allows in-state banks to merge with out-of-state banks subject to certain requirements. Tennessee law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Tennessee financial institution that has been in existence for at least 3 years prior to the acquisition. With regard to interstate bank branching, an out-of-state bank that does not already operate a branch in Tennessee may establish de novo branches in Tennessee, if the laws of the home state of the out-of-state bank permit Tennessee banks to establish de novo branches in that state.

Deposit Insurance. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through a fund administered by the Federal Deposit Insurance Corporation. All insured banks are required to pay semi-annual deposit insurance premium assessments to the Federal Deposit Insurance Corporation.

Capital Adequacy

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

The Federal Deposit Insurance Corporation, the OCC and the Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital for bank holding companies includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

The FDIC, the OCC and the Federal Reserve also employ a leverage ratio, which is Tier 1 capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company or bank may leverage its equity capital base. A minimum leverage ratio of 3% is required for the most highly rated bank holding companies and banks. Other bank holding companies and banks and bank holding companies seeking to expand, however, are required to maintain leverage ratios of at least 4% to 5%.

The Federal Deposit Insurance Corporation Improvement Act created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, the OCC and the Federal Reserve, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be “undercapitalized” depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.

Recent Significant Changes in Banking Laws and Regulations

International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. On October 26, 2001, the USA PATRIOT Act was enacted. It includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 and strong measures to prevent, detect and prosecute terrorism and international money laundering. As required by the IMLAFA, the federal banking agencies, in cooperation with the U.S. Treasury Department, established rules that generally apply to insured depository institutions and U.S. branches and agencies of foreign banks.

Among other things, the new rules require that financial institutions implement reasonable procedures to (1) verify the identity of any person opening an account; (2) maintain records of the information used to verify the person’s identity; and (3) determine whether the person appears on any list of known or suspected terrorists or terrorist organizations. The rules also prohibit banks from establishing correspondent accounts with foreign shell banks with no physical presence and encourage cooperation among financial institutions, their regulators and law enforcement to share information regarding individuals, entities and organizations engaged in terrorist acts or money laundering activities. The rules also limit a financial institution’s liability for submitting a report of suspicious activity and for voluntarily disclosing a possible violation of law to law enforcement.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted to address corporate and accounting fraud. It established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

The Sarbanes-Oxley Act requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, it (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

Available Information

     The Company maintains a website at www.franklinnetbranch.com. The Company will make available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K on its website as soon as practicable after such reports are filed with the SEC. The Company’s common stock is traded on the Nasdaq National Market under the symbol “FNFN.”

Item 2. Properties.

Main Office

     On January 5, 1989, the organizers of the Company entered into an agreement with Gordon E. Inman, the Chairman, President and Chief Executive Officer of the Company, to lease a two-story commercial building to house the Bank’s main office. Additional space in this building was leased by the Company from Mr. Inman in May 1991 and in June 1993. The two floors contain an aggregate of approximately 12,000 square feet. The building is situated on approximately one-tenth acre located at 230 Public Square, Franklin, Tennessee 37064. On May 1, 1997 the Company amended the original lease to include a 9,300 square foot building adjacent to the current facility. The building, Franklin Financial Center, is located at 216 East Main Street, Franklin, Tennessee 37064. On April 6, 1998, the Company again amended the original lease to include a 4,000 square foot building, which backs up to the original property. This building, which houses the Bank’s mortgage operations and facilities department, is located at 110 3rd Avenue, Franklin, TN 37064. On January 5, 1989, the organizers of the Company also entered into a ground lease with Mr. Inman for the lease of approximately .05 acres located adjacent to the proposed bank office. The Company is using this parcel to accommodate the Bank’s drive-in teller and bank window facility. Both leases provide for a term of 20 years, with three five-year renewal options, with the lease terms commencing on May 15, 1989. The current monthly rental under these leases total $41,465. The Company is subleasing the permanent facility and the adjacent parcel to the Bank at a rate, which includes reimbursement to the Company for payment of rent, taxes, insurance, repairs and maintenance of the properties.

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

Green Hills Branch

     In July 2000, the Bank assumed a lease with an unrelated third party on a 5,000 square foot facility in the Green Hills area of Davidson County. The branch facility opened in January 2001. The monthly lease payments are $10,042.

Fourth and Union Branch

     In January 2001, the Bank leased from an unrelated third party a 6,900 square foot facility at the corner of Fourth Street and Union Street in downtown Nashville. The branch facility opened in February 2001 with monthly lease payments of $15,821.

Administrative Offices

     In December 1993, the Bank entered into a six and one-half year lease with Mr. Inman for office/warehouse space on Main Street in Franklin, Tennessee. This lease was amended in January 1996 to include an additional 3,000 square feet. The lease was amended in September 1998 to extend the term of the lease to fifteen and one-half years. In August 1999, the lease was further amended to include an additional 2,600 square feet. The lease, as amended, covers approximately 9,600 square feet and, provides for monthly payments to Mr. Inman of $10,407. The office space houses “back office” functions for the Bank, including data processing, check and document imaging, bookkeeping, and accounting.

     The Bank also leases a building from Mr. Inman, the Home Loan Center, which houses its mortgage origination functions. The lease provides for monthly payments to Mr. Inman of approximately $4,540.

     The Bank is leasing an office building from an unrelated third party in downtown Franklin which houses the Human Resources department and a training facility. The monthly lease payments are approximately $3,091.

Item 3. Legal Proceedings.

     On August 24, 2000, Jerrold S. Pressman filed a complaint in the U.S. District Court for the Middle District of Tennessee, against Franklin National Bank and Gordon E. Inman, Chairman of the Board of the Company and the Bank, alleging breach of contract, tortuous interference with contract, fraud, and civil conspiracy in connection with the denial of a loan to a potential borrower involved in a real estate transaction. The Bank and Mr. Inman filed their answers in this matter on September 18, 2000, and a motion for Summary Judgment on October 10, 2000. The Court denied the Bank’s motion for Summary Judgment on February 15, 2001. On July 27, 2001, the Bank and Mr. Inman filed a second motion for Summary Judgment. The Court granted in part and denied in part the Bank and Mr. Inman’s motion for Summary Judgment on October 5, 2001. The case was set for trial to begin on March 5, 2002; however, on February 22, 2002, the Court, on it’s own Motion, continued the trial until September 10, 2002. Mr. Pressman’s amended complaint seeks compensatory damages in an amount not to exceed $20 million and punitive damages in an amount not to exceed $40 million from each defendant. On September 3, 2002, the Court granted Mr. Pressman’s motion to continue trial and set February 25, 2003, to begin the trial. A bench trial on the merits of the case was held between February 25 and March 7, 2003. On April 3, 2003, the United States District Judge issued an Order in which a judgment was entered for the Defendants Franklin National Bank and Mr. Inman on all of Mr. Pressman’s claims. On May 2, 2003, Mr. Pressman filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. A Proof Brief of Appellee Franklin National Bank was filed with the Court on November 20, 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders.

          No matter was submitted during the fourth quarter ended December 31, 2003 to a vote of security holders of the Company.

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

			Dividends
	High	Low	Paid
Fiscal year ended December 31, 2003
First Quarter	$30.05	$18.60	$.05775
Second Quarter	$30.50	$29.12	$.05775
Third Quarter	$31.33	$29.61	$.05775
Fourth Quarter	$31.36	$30.32	$.05775
Fiscal year ended December 31, 2002
First Quarter	$22.37	$15.50	$.055
Second Quarter	$29.22	$21.60	$.055
Third Quarter	$28.00	$23.62	$.055
Fourth Quarter	$25.50	$21.37	$.055

     Holders of Common Stock. As of March 1, 2004, the approximate number of holders of record of the Company’s common stock was 841.

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

     Recent Sales of Unregistered Securities.

     There were no sales of unregistered securities during the fourth quarter of 2003.

Item 6. Selected Financial Data.

	At or for the Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Earnings
Interest income	$46,534	$50,623	$50,144	$43,224	$30,691
Interest expense	15,204	18,020	27,106	25,927	15,185
Net interest income	31,330	32,603	23,038	17,298	15,506
Provision for loan losses	3,122	2,665	1,575	687	350
Other income	11,174	10,613	8,432	4,935	4,665
Other expense	24,483	22,869	19,062	14,457	13,006
Net income	9,798	11,085	6,907	4,739	4,470
Net income per share (basic)	$1.18	$1.40	$.88	$.61	$.58
Net income per share (diluted)	$1.08	$1.27	$.83	$.57	$.54
Average Balances
Assets	$880,564	$794,948	$654,519	$503,964	$373,901
Deposits	740,232	665,368	536,607	427,611	333,840
Loans, net	546,902	497,217	377,714	296,251	256,206
Earning assets	838,753	757,733	624,969	473,257	350,377
Shareholders’ equity	53,286	41,705	33,603	24,188	23,250
Balance Sheet Data
Assets	$953,565	$891,233	$735,851	$604,946	$430,400
Deposits	801,444	758,372	617,251	491,980	383,857
Loans, net	560,903	532,502	417,789	318,921	257,284
Earning assets	883,538	846,930	693,030	569,985	403,057
Long-term obligations	74,000	74,000	74,681	74,708	6,722
Shareholders’ equity	57,034	48,548	35,410	30,730	22,859
Book value per share	6.80	6.09	4.51	3.94	2.94
Dividends per share	.2358	.22275	.2125	.2025	.17
Diluted shares outstanding (weighted)	9,038	8,754	8,352	8,357	8,322
Key Ratios
Return on average assets	1.11%	1.39%	1.06%	0.94%	1.20%
Return on average shareholders’ equity	18.39%	26.58%	20.55%	19.59%	19.23%
Shareholders’ equity to total assets	5.98%	5.45%	5.13%	5.08%	5.31%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

     Details regarding the Company’s financial performance are presented in the following discussion, which should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

General

     Franklin National Bank represents virtually all of the assets of Franklin Financial Corporation. The Bank, headquartered in Franklin, Tennessee, was opened in December of 1989 and continues to experience strong growth. The Bank has nine full service branches located throughout Williamson, Davidson and Maury Counties. In August 1996, the Bank opened an insurance subsidiary, Franklin Financial Insurance. Effective November 1, 2003, the Company ceased operations of the insurance agency. In October 1997, the Bank opened a securities subsidiary, Franklin Financial Securities. The securities subsidiary offers financial planning and securities brokerage services through Fifth Third Securities. In December 1997, the Bank began operating its mortgage division as a separate subsidiary, Franklin Financial Mortgage. Also in January 1998, the mortgage subsidiary began a wholesale mortgage operation. In September 2003, the mortgage subsidiary closed its retail mortgage origination office in Chattanooga, Tennessee. Franklin Financial Mortgage originates, sells and services mortgage loans. In June 2000, the Company formed Franklin Capital Trust I, a Delaware business trust and wholly owned subsidiary of the Company, for the purpose of issuing Trust Preferred Securities to the public. In December 2000, the Company received approval from the Federal Reserve Bank to convert from a bank holding company to a financial holding company to allow the Company additional avenues for growth opportunities.

Critical Accounting Policies

     Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified three policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to the methodology for the determination of our allowance for loan and lease losses, the valuation of our repossessed and foreclosed assets and to the valuation of our mortgage servicing rights.

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

     Repossessed and foreclosed assets are acquired through, or in lieu of, loan foreclosure and are held for sale and initially recorded at fair value at the date of foreclosure, thereby establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by independent appraisers and/ or management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Gains and losses from the sale of these assets are included in other income or other expense as appropriate. Any expenses to maintain such assets and changes in the valuation allowance, if any, are included in other expenses.

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

     Management believes liquidity is at an adequate level with cash and due from banks of $51.0 million at December 31, 2003. Loans and securities scheduled to mature within one year exceeded $288.8 million at December 31, 2003, which should provide further liquidity. In addition, approximately $303.6 million of securities are classified as available for sale to help meet liquidity needs should they arise. Based on the current interest rate environment, the Bank anticipates $47.5 million in cash flow from its investment portfolio over the next year as a source of liquidity to help fund loan demand. The Company has a line of credit of $5.0 million with a lending institution and the Bank is approved to borrow up to $15.0 million in funds from the Federal Home Loan Bank and $72.5 million in federal funds lines to assist with capital and liquidity needs. At December 31, 2003, the Company had $1.1 million in borrowings against its line of credit and the Bank had $1.7 million federal funds purchased outstanding and $15.0 million from the Federal Home Loan Bank outstanding. The line of credit with the lending institution includes financial covenants requiring a (i) minimum loan loss reserve to non-performing assets ratio, (ii) minimum loan loss reserve to total loans, (iii) maximum ratio of non-performing loans to total loans, (iv) minimum return on average assets and (v) minimum tangible shareholder’s equity. The Company met all financial covenants at December 31, 2003.

     In February and August 1998, the Bank entered into long-term convertible Federal Home Loan Bank advances with a ten-year maturity and one-year call option totaling $6.0 million. During the fourth quarter of 1999 these advances converted to variable rate advances, which reprice quarterly based on LIBOR.

     On July 17, 2000 and August 11, 2000 the Company completed the sale of $11.0 million and $5.0 million, respectively, of trust preferred securities (the “Trust Preferred Securities”). The Company received net proceeds of $15.2 million from the offering, which it used to repay approximately $5.0 million of indebtedness under its line of credit, purchase investments as part of a leverage program to offset the interest expense associated with the Trust Preferred Securities and for general corporate purposes, including capital investments in the Bank. The Trust Preferred Securities pay cumulative cash distributions accumulating from the date of issuance at an annual rate of three-month LIBOR plus 3.50% of the liquidation amount of $1,000 per preferred security on January 15, April 15, July 15 and October 15 of each year. The Trust Preferred Securities have a thirty-year maturity and may be redeemed by the Company beginning in July 2005 or upon the occurrence of certain other conditions. Subject to certain limitations, the Trust Preferred Securities qualify as Tier 1 capital and are carried in Other Borrowings on the Company’s Balance Sheet. The Company purchased approximately $81.3 million of investment securities in a leverage program to gain immediate income benefits and offset interest expense of the Trust Preferred Securities. This leverage program was funded through proceeds from the offering of the Trust Preferred Securities, $52.0 million of Federal Home Loan Bank advances and brokered certificates of deposit. As part of the leverage program to offset interest expense associated with the Trust Preferred Securities offering, during the third quarter of 2000, the Bank entered into three long-term convertible Federal Home Loan Bank advances. One advance of $25.0 million has a ten-year maturity with a three-year call option. The other two advances totaling $27.0 million have a five-year maturity with a one-year call option. After the three and one-year call options, these advances may be converted by the FHLB from a fixed rate to a variable rate. The Bank has $200,000 outstanding in repurchase agreements to further develop its relationship with a customer. The Bank had approximately $73.5 million in brokered deposits at December 31, 2003 to help fund loan demand. The majority of these deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank’s core deposit base.

     Approximately $48.3 million in loan commitments are expected to be funded within the next six months. Furthermore, the Bank has approximately $96.1 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded.

     Capital Expenditures. Other than expenditures relating to the normal course of business, the Company does not have any significant capital expenditures planned for 2004.

     Management monitors the Company’s asset and liability positions in order to maintain a balance between rate sensitive assets and rate sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company’s liquidity is adequate at December 31, 2003. Other than as set forth above, there are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which if they were to be implemented would have a material effect on the Company’s liquidity, capital resources, or results of operations.

     Interest Rate Sensitivity. The following is an analysis of rate sensitive assets and liabilities as of December 31, 2003:

	0-3 mos.	3-12 mos.	1-5 yrs.	5 or more yrs.	Total
Securities	$17,479	$34,986	$186,219	$73,194	$311,878
Loans	327,528	42,953	173,024	28,154	571,659
Federal funds sold	—	—	—	—	—

Total rate sensitive assets	345,007	77,939	359,243	101,348	883,537
NOW deposits	7,788	11,680	50,617	7,787	77,872
Savings deposits	145,780	29,082	69,446	3,223	247,531
Time deposits	201,883	139,709	47,688	—	389,280
Repurchase agreements	100	100	—	—	200
Other borrowings	23,750	—	27,000	41,000	91,750

Total rate sensitive Liabilities	379,301	180,571	194,751	52,010	806,633

Excess (deficiency) of rate sensitive assets less rate sensitive liabilities	$(34,294)	$(102,632)	$164,492	$49,338	$76,904

Excess (deficiency) as a percentage of earning assets	(3.9)%	(11.6)%	18.6%	5.6%	8.7%
Cumulative excess (deficiency)	$(34,294)	$(136,926)	$27,566	$76,904	$76,904

Cumulative excess (deficiency) as a percentage of earning assets	(3.9)%	(15.5)%	3.1%	8.7%	8.7%

     As indicated in the preceding table, the Company has a negative gap in the 0-3 month and 3-12 month categories between rate sensitive assets and rate sensitive liabilities and has a positive gap in the greater than 12 months categories. A negative gap would allow the Company to reprice its liabilities faster than its assets in a falling rate environment which should have a positive effect on earnings. However, if rates are expected to increase within 12 months the Company would experience a short term decrease in earnings. In a positive gap situation, the Company’s assets would reprice faster in an increasing interest rate environment which should also have a positive effect on earnings.

     The above table has been prepared based on principal payment due dates, contractual maturity dates or repricing intervals on variable rate instruments. With regard to mortgage-backed securities, the estimated prepayment date is used. Actual payments on mortgage-backed securities are received monthly and therefore should occur earlier than the contractual maturity date. For non-maturing deposits the expected repricing dates have been used based on historical analysis of the Company’s deposit portfolio.

     Cash Flows. Net cash flow provided by operating activities was $24.6 million in 2003. The most substantial impact being proceeds from the sale of loans exceeding loans originated for sale by $18.8 million in 2003. The majority of this loan origination volume is due to the increase in loans originated in the mortgage banking segment. Depreciation, amortization and accretion totaled $4.7 million for 2003. This is composed of $1.1 million of depreciation, $4.4 million of amortization offset by $723,000 of accretion. Amortization of premiums in the investment portfolio and of mortgage servicing rights increased substantially over 2002. Primary uses of cash flows included the increase in other assets of $8.9 million and the decrease in other liabilities of $3.0 million.

     Net cash used in investing activities was $61.0 million in 2003, which was largely due to the banking segment. The net change in the investment portfolio increased $46.1 million in 2003. Growth in the investment portfolio has increased due to cashflow from the investment portfolio being reinvested versus being redeployed to loan portfolio fundings as a result of slower loan growth. The increase in net loans was $34.5 million in 2003 compared to $120.2 million in 2002. The use of cashflow from investing activities is offset by the $18.9 million decrease in federal funds sold for 2003. At December 31, 2003, the Company had no federal funds sold outstanding.

     Net cash provided by financing activities was $59.3 million in 2003. The increase in cash flow is primarily due to an increase in deposits of $43.1 million and an increase in other borrowings by $15.4 million for 2003. The increase in other borrowings is due to a $15 million draw of the Company’s Federal Home Loan Bank line of credit as of December 31, 2003 for short term funding requirements. In addition, cashflow provided by financing activities increased due to $2.8 million of proceeds from common stock issuance which is primarily from exercise of employee stock options. Cash provided by financing activities is offset partially by $1.9 million of dividends paid.

     Contractual Obligations and Commitments. Refer to note 8 of the consolidated financial statements included herein for additional information regarding the Company’s off-balance sheet arrangements which includes other financial instruments, commitments, guarantees and contingencies. Note 8 provides detail information regarding the Company’s commitments to extend credit, credit card commitments and standby letters of credit. The following table provides information regarding the Company’s contractual obligations, aggregated by category of contractual obligation, for specified time periods, as of December 31, 2003:

Contractual
Obligations		Less than			After 5
($ In thousands)	Total	1 year	1-3 Years	4-5 Years	Years
Certificates of Deposits and other time deposits	$389,280	$341,592	$29,863	$17,825	$—
Long-term Debt and other borrowings	91,750	17,750	27,000	6,000	41,000
Operating Lease Commitments	6,758	1,336	2,376	2,111	935
Purchase Obligations(1)	86	86	—	—	—

Total	$487,874	$360,764	$59,239	$25,936	$41,935

(1)	The Company has made a concentrated effort to shorten the commitment period of many vendor contracts in anticipation of the pending merger with Fifth Third Bancorp. Refer to Part I, Item 1. Business, Recent Developments for more information regarding the merger.

     Capital Adequacy. Stockholders’ equity at December 31, 2003, was $57.0 million or 6.0% of total assets compared to $48.5 million or 5.5% of total assets at December 31, 2002. See Note 15 to the consolidated financial statements. As set forth in the following table, equity capital of the Company and the Bank exceeded regulatory requirements as of December 31, 2003:

	For	Minimum
	Capital	For “Well	Company
	Adequacy	Capitalized”	Consolidated	Bank’s
	Purposes	Category	Actual	Actual
Leverage ratio	4.00%	5.00%	8.1%	7.4%
Tier 1 risk-based ratio	4.00%	6.00%	11.5%	10.6%
Total risk-based ratio	8.00%	10.00%	12.4%	11.8%

Financial Condition

     Total assets have grown $62.3 million, or 7.0%, since December 31, 2002 to a total of $953.6 million at December 31, 2003. The growth during 2003 has been funded by a $43.1 million increase in deposits and net income of $9.8 million. Total deposits were $801.4 million at December 31, 2003 compared to $758.4 million at December 31, 2002.

     The Company’s loan demand has slowed slightly as compared to the growth demonstrated in prior years. The growth in net loans was $28.4 million, or 5.3%, since December 31, 2002 as compared to $114.7 or 27.5% growth during 2002. The primary reason for the decline in loan growth is due to the increased competition in the Company’s primary market and the loss of several loan officers over the past year.

     The allowance for loan losses increased $66,000, or 1.2%, from the level at December 31, 2002, to a total of $5.8 million or approximately 1.02% of total loans compared to 1.03% of total loans for 2002. The slight increase in the allowance for loan losses is primarily the result of the amount of growth in the loan portfolio as opposed to significant deterioration in credit quality. The Company has seen a slight decrease in the commercial loan portfolio which carries a higher reserve factor. Management believes that the level in the allowance for loan losses is adequate at December 31, 2003. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. In addition, the Company has an internal loan review analyst. This internal position allows for more frequent and a higher volume of loan review. The allowance is below the Bank’s peer group average as a percentage of loans, however the Bank’s past due loans, at .74% of total loans at December 31, 2003, have historically been below peer group average. At December 31, 2003, the Bank had non-accrual loans of $756,000 compared to non-accrual loans of $5.2 million at December 31, 2002. The Banks non-accrual loans were higher than usual as of December 31, 2002 due to one large loan relationship of $3.8 million that was placed on non-accrual status during the third quarter of 2002. This loan was foreclosed on during 2003 with $820,000 charged off through the provision for loan allowance and the remaining amount recorded as repossessed assets. At December 31, 2003, the Bank had loans that were specifically classified as impaired of approximately $16.7 million compared to $19.2 million at December 31, 2002. The specific allocations of the allowance for loan losses related to impaired loans was $388,000 at December 31, 2003 compared to $698,000 at December 31, 2002. The average carrying value of impaired loans was approximately $17.0 million for the year ended December 31, 2003. Interest income of approximately $890,000 was recognized on these impaired loans during the year ended December 31, 2003. Refer to the Loan Loss Reserve Section in Part I Item 1. Business, for additional discussion and information regarding the allowance for loan losses.

     Loans held-for-sale decreased $14.5 million, or 74.6%, since December 31, 2002. The decrease in loans held-for-sale is primarily the result of decreased loan originations in the mortgage banking segment during the last two quarters of 2003 as a result of slight increases in mortgage interest rates during that time period. Loans held-for-sale are carried at fair value.

     At December 31, 2003 the cost basis of securities classified as available-for-sale exceeded the fair value of the securities by $470,000. At December 31, 2002, fair value of the securities classified as available-for-sale exceeded the cost of securities by $4.5 million. As a result, unrealized (loss) gain net of taxes of $(290,000) and $2.8 million for the years ended December 31, 2003 and 2002, respectively, is included in “Other Comprehensive Income” in the stockholders’ equity section of the balance sheet. The change in unrealized (loss) gain is due to economic market conditions and slight increases in long-term interest rates during the second half of 2003. See Notes 1 and 3 to the consolidated financial statements. Available-for-sale securities increased $45.6 million, or 17.7%, during 2003. The primary reasons for the significant increase in available-for-sale securities are overall bank growth and cashflows from the securities being reinvested to a higher extent versus being redeployed for loan portfolio fundings as in the prior year. Held-to-maturity securities decreased $4.3 million, or 52.8%, due to security calls and maturities within this category. The Bank did not have any purchases in the held-to-maturity category for 2003.

     Premises and equipment decreased $962,000, or 9.9%, during 2003 primarily due to depreciation expense. The Company has made a concentrated effort to reduce the amount of capital expenditures during 2003. Accrued interest receivable increased $234,000, or 6.3%, during 2003 due to increases of $69.7 million in the Bank’s loan and securities portfolios offset by continuing decreases in interest rates during the first half of 2003.

     Repossessed and foreclosed assets increased $2.1 million in 2003. During the second quarter 2003, assets were repossessed that collateralized one large borrowing relationship totaling $2.9 million. The Bank established a valuation allowance for these assets for the amount of $2.4 million. Subsequent to that, during 2003, the bank realized proceeds from sales of the assets of approximately $190,350 and charged $973,000 to the valuation allowance. The net balance included in repossessed assets at December 31, 2003, for this relationship was approximately $189,000. Also, during 2003 there were additional real estate foreclosures totaling $2.8 million offset by sales of $868,000.

     Long-term debt and other borrowings increased by $15.4 million in 2003. The increase is due to a draw of $15 million on the Federal Home Loan Bank line of credit toward the end of December 2003 for short term funding requirements. Stockholders’ equity increased $8.5 million, or 17.5% from December 31, 2002 to December 31, 2003. The increase in stockholders’ equity is primarily attributable to $9.8 million in net income and a $3.7 million increase in common stock primarily the result of employee stock options exercised offset by a $3.1 million decrease in other comprehensive income and by $2.0 million in dividends declared.

Results of Operations

Fiscal 2003 Compared with Fiscal 2002

     The Company had net income of $9.8 million in 2003 compared to $11.1 million in 2002. The Company had income before taxes of $14.9 million in 2003, representing a 15.7% decrease from the

$17.7 million recorded in 2002. Earnings per diluted share were $1.08 for 2003 compared to $1.27 for 2002.

     Total interest income decreased $4.1 million, or 8.1%, in 2003 as compared to 2002, while total interest expense decreased $2.8 million, or 15.6%, in 2003 as compared to 2002. The variances are primarily due to the banking segment. The net interest margin of the Company for 2003 was 3.74% compared to 4.30% for 2002. The net interest margin is determined by dividing fully-taxable equivalent net interest income by average interest-earning assets. The contraction in the net interest margin for the current year is directly attributable to the lowest level of interest rates seen in over 40 years. The decrease in total interest income for 2003 can be attributed to the decrease in rates offset by an increase in average earning assets of $81.0 million, or 10.7%, in 2003. Of the total decrease in interest income, $2.4 million is attributable from the investment securities portfolio and $1.7 million is from the loan portfolio. Over 50% of the Bank’s loans are variable rate which causes interest income to decrease faster in a declining rate environment. As interest rates have declined over the past 2 years, prepayment speeds accelerated within the securities portfolio resulting in faster repricing of securities at lower yields. The decrease in interest expense is attributable to the decrease in interest rates offset by an increase in average interest bearing liabilities of $52.2 million, or 7.5%, in 2003. The Bank’s deposits are relatively short term in nature, which allows them to reprice faster than our rate sensitive assets. Refer to the Average Consolidated Assets and Average Consolidated Liabilities and Stockholders’ Equity table and to the Interest Rates and Interest Differential tables and the Rate/Volume Analysis of Net Interest Income tables in Part I Item 1. Business, of this filing for additional information on net interest income. The Company expects that net interest income and net interest margin trends in coming periods will be dependent upon the magnitude of overall balance sheet growth and the speed of interest rate changes in an improving economy.

     The provision for loan losses was $3.1 million in 2003 as compared to $2.7 million in 2002. While asset quality remains strong, increases in the provision for loan losses have been necessary due to growth in the Bank’s loan portfolio and the recessionary economy. Net charge-offs were $3.1 million or .56% of average loans outstanding in 2003, as compared to $1.2 million, or .24%, of average loans outstanding in 2002. Of the total charge offs during 2003, $2.9 million or 93.3% were in the commercial loan portfolio which typically has greater risk than other loan categories. Of these commercial loans charged off in 2003 $1.1 million were due to specific customer bankruptcies. There were three large commercial borrowing relationships that totaled $1.7 million of the commercial loan charge offs in 2003. The increase in commercial loan net charge-offs in 2003 is reflective of the overall challenging economic landscape and stress existing in several industry segments of the economy.

     Total other income of $11.2 million in 2003 increased $562,000, or 5.3%, from 2002. The increase is largely attributable to an increase in gain on sale of investment securities of $2.1 million and an increase in gain on sale of mortgage loans of $225,000 in the mortgage banking segment. The gain on sale of mortgage loans resulted from the ability to pool mortgage loans to attain better pricing opportunities. Service charges on deposit accounts increased $116,000 or 4.1% due to the growth in the deposit portfolio. Income from mortgage banking activities decreased $205,000 or 4.5% from 2002, primarily from a decrease in mortgage origination and discount fees of $228,000. As mortgage interest rates reached a low during 2003 rate competition caused a decrease in the amount of origination and discount points that could be charged to customers. Income from the Bank’s securities subsidiary decreased $330,000, or 72.3%, from 2002. The decrease is primarily due to the securities subsidiary only having one broker on staff for all of 2003 compared to three brokers for most of 2002.

     Total other expenses increased $1.6 million, or 7.1%, during 2003 as compared to 2002. The increase in repossessed and foreclosed assets expense of $2.2 million is primarily responsible for the increase. During 2003, a $2.4 million valuation allowance was recorded on several pieces of repossessed assets related to a single customer relationship and a $40,000 valuation allowance on a piece of foreclosed property was recorded. The increase in other expenses is offset somewhat by the decrease in salaries and employee benefits of $450,000, or 3.6% primarily due to a reduction in overall personnel. The Bank had 188 full time equivalent employees at December 31, 2003 as compared to 215 a year earlier. Mortgage banking segment expenses increased $247,000, or 12.5%, in 2003 as compared to 2002. The increase is primarily due to an increase in amortization of mortgage servicing rights over 2002. The Company recognized merger expenses of $407,000 in 2002, which consisted of accounting, legal and broker fees related to the Company’s pending merger with Fifth Third Bancorp. As the merger was delayed for all of 2003 such costs were not incurred in 2003. See Part I, Item 1. Business – Recent Developments for more information regarding the merger with Fifth Third Bancorp. Other expenses have increased as a result of the overall growth of the Bank.

Fiscal 2002 Compared with Fiscal 2001

     The Company had net income of $11.1 million in 2002 compared to $6.9 million in 2001. The Company had income before taxes of $17.7 million in 2002, representing a 63.2% increase from the $10.8 million recorded in 2001. Earnings per diluted share were $1.27 for 2002 compared to $ 0.83 for 2001.

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

Total other expenses increased $3.8 million, or 20.0%, during 2002 as compared to 2001. Salaries and employee benefits increased $1.9 million, or 18.5%, primarily due to a $369,000 increase in commissions in the mortgage banking segment and a $392,000 increase in officer performance incentives being required to be paid in cash in 2002 compared to primarily stock options in previous years due to certain restrictions in the Company’s Affiliation Agreement with Fifth Third Bancorp regarding option grants. The Bank had 215 full time equivalent employees at December 31, 2002 as compared to 233 a year earlier. Salaries and employee benefits for the mortgage banking segment was $2.3 million in 2002 as compared to $1.6 million in 2001. The increase is primarily due to an increase in commissions as a result of the increase in mortgage loan originations. Included in salaries and employee benefits are commissions related to the mortgage banking segment of $1.1 million in 2002 compared to $687,000 in 2001. Occupancy expense increased $46,000, or 2.3%, while furniture and equipment expense decreased $94,000, or 6.6%, from 2001 to 2002. Mortgage banking segment expenses increased $767,000, or 63.7%, in 2002 as compared to 2001. The increase is primarily due to an increase in mortgage correspondent loan pricing fees on wholesale loans originated, mortgage servicing rights impairment and amortization of mortgage servicing rights. The increase in mortgage servicing rights impairment of $304,000 resulted from a decrease in long-term mortgage interest rates, primarily during the fourth quarter of 2002, which led to higher than anticipated prepayment rates. Loss on the sale of mortgage loans was a realized loss of $253,000 in 2001 compared to the gain discussed above in 2002. The primary reasons for the loss was interest rate fluctuations. Foreclosed asset expense increased to $823,000 in 2002 primarily due to a valuation allowance of $746,000 established during the second quarter of 2002 on one property. The Company recognized merger expenses of $407,000 in 2002, which consisted of accounting, legal and broker fees related to the Company’s pending merger with Fifth Third Bancorp. See “Business – Recent Developments” for more information regarding the merger with Fifth Third Bancorp. Other expenses have increased as a result of the overall growth of the Bank.

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

		2003
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Interest income	$11,615	$11,317	$11,730	$11,873
Interest expense	3,548	3,667	3,928	4,060
Net interest income	8,067	7,650	7,802	7,813
Provision for loan losses	1,247	470	485	920
Income before income taxes	3,591	5,235	1,576	4,498
Net income	2,422	3,405	1,082	2,890
Net income per share
Basic	0.29	0.41	0.13	0.35
Diluted	0.26	0.37	0.12	0.33

		2002
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Interest income	$12,667	$12,749	$12,729	$12,478
Interest expense	4,466	4,464	4,485	4,605
Net interest income	8,200	8,285	8,244	7,873
Provision for loan losses	455	760	800	650
Income before income taxes	4,784	5,099	3,805	3,995
Net income	2,703	3,266	2,506	2,610
Net income per share
Basic	0.34	0.41	0.32	0.33
Diluted	0.32	0.37	0.28	0.30

Accounting Pronouncements

     Recent Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial position or results of operations.

     In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. This interpretation requires that upon issuance of a guarantee, an entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition and measurement provisions of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The interpretation’s disclosure requirements were effective for the Company as of December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 8 to the consolidated financial statements. The adoption of the recognition and measurement provisions of FIN No. 45 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. This Interpretation applies immediately to variable interest entities created in January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In December 2003, the FASB issued FIN No. 46R, Consolidation of Variable Interest Entities — an interpretation of ARB 51 (revised December 2003), which replaces FIN 46. FIN No. 46R was primarily issued to clarify the required accounting for interests in VIE’s. Additionally, this Interpretation exempts certain entities from its requirements and provides for special effective dates for enterprises that have fully or partially applied FIN No. 46 as of December 24, 2003. Application of FIN No. 46R is required in financial statements of public enterprises that have interests in structures that are commonly referred to as special-purpose entities, or SPE’s, for periods ending after December 15, 2003. Application by public enterprises, other than small business issuers, for all other types of VIE’s (i.e., non-SPE’s) is required in financial statements for periods ending after March 15, 2004, with earlier adoption permitted. The adoption of FIN No. 46R did not have a material impact on the Company’s consolidated financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment to Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is required to be applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The adoption on April 1, 2003 of the components of SFAS No. 149 which address SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 did not have a material impact on the Company’s consolidated financial position or results of operations. The adoption on July 1, 2003 of the remaining components of SFAS No. 149 did not have a material impact on the Company’s consolidated financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial position or results of operations.

     In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132(R) expands upon the existing disclosure requirements as prescribed under the original SFAS No. 132 by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. SFAS No. 132(R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements beginning after December 15, 2003. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003. The adoption of SFAS No. 132(R) did not have an impact on the Company’s consolidated financial position or results of operations as the Company does not offer pension or other postretirement benefits to its employees.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The Company’s financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-bearing liabilities subject to repricing over a specified period and the amount of change in individual interest rates. The liquidity and maturity structure of the Company’s assets and liabilities are important to the maintenance of acceptable net interest income levels. An increasing interest rate environment negatively impacts earnings as the Company’s rate-sensitive liabilities generally reprice faster than its rate-sensitive assets. Conversely, in a decreasing interest rate environment, earnings are positively impacted. This potential asset/liability mismatch in pricing is referred to as “gap” and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one-year time horizon of between .7 and 1.3. At December 31, 2003 the Company had a gap ratio of .8 for the one-year period ending December 31, 2004 Thus, over the next twelve months, slightly more rate-sensitive liabilities will reprice than rate-sensitive assets.

     A 200 basis point decrease in interest rates spread evenly during 2004 is estimated to cause an increase in net interest income of $953,600 compared to net interest income if interest rates were unchanged during 2004. In comparison, a 200 basis point increase in interest rates spread evenly during 2004 is estimated to cause a decrease in net interest income of $953,600 as compared to net interest income if rates were unchanged during 2004. This level of variation is within the Company’s acceptable limits. This simulation analysis assumes that savings and checking interest rates have a low correlation to changes in market rates of interest and that certain asset prepayments change as refinancing incentives evolve. The analysis takes into account the call features of certain investment securities based on the 200 basis point rate shock scenario. Further, in the event of a change of such magnitude in interest rates, the Company’s asset and liability management committee would likely take actions to further mitigate its exposure to the change. However, given the uncertainty of specific conditions and corresponding actions which would be required, the analysis assumes no change in the Company’s asset/liability composition.

Item 8. Financial Statements and Supplementary Data.

The following financial statements are filed with this report:
Independent Auditors’ Report-Deloitte & Touche LLP
Consolidated Balance Sheets - December 31, 2003 and 2002
Consolidated Statements of Income - Years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders of
Franklin Financial Corporation and Subsidiaries
Franklin, Tennessee

We have audited the accompanying consolidated balance sheets of Franklin Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

March 11, 2004
Nashville, Tennessee

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS
Cash and cash equivalents (Notes 1 and 2)	$51,025,577	$28,061,479
Federal funds sold	—	18,922,000
Investment securities available-for-sale, at fair value (Notes 1 and 3)	72,417,286	68,324,701
Mortgage-backed securities available-for-sale, at fair value (Notes 1 and 3)	231,163,546	189,646,719
Investment securities held-to-maturity, at amortized cost (Notes 1 and 3)	3,811,997	8,043,095
Mortgage-backed securities held-to-maturity, at amortized cost (Notes 1 and 3)	70,848	185,468
Federal Home Loan and Federal Reserve Bank stock	4,414,750	4,113,200
Loans held for sale (Notes 1 and 4)	4,929,397	19,431,829
Loans (Notes 1 and 4)	566,730,369	538,263,372
Allowance for loan losses (Notes 1, 4 and 5)	(5,827,413)	(5,761,101)

Net loans	560,902,956	532,502,271
Premises and equipment—net (Notes 1 and 9)	8,728,285	9,690,515
Accrued interest receivable	3,947,920	3,713,438
Mortgage servicing rights—net (Notes 1 and 7)	4,759,146	3,748,642
Repossessed and foreclosed assets (Notes 1 and 6)	3,655,066	1,555,000
Other assets (Notes 4 and 13)	3,738,038	3,294,560

TOTAL	$953,564,812	$891,232,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS (Note 10):
Noninterest-bearing	$86,761,402	$78,506,426
Interest-bearing	714,682,628	679,865,311

Total deposits	801,444,030	758,371,737
Repurchase agreements (Note 1)	200,000	200,000
Long-term debt and other borrowings (Note 11)	91,750,000	76,381,494
Accrued interest payable	1,558,968	1,478,173
Other liabilities (Note 13)	1,577,508	6,253,348

Total liabilities	896,530,506	842,684,752
COMMITMENTS AND CONTINGENCIES (Notes 8 and 12)
STOCKHOLDERS’ EQUITY (Notes 1, 14 and 15):
Common stock, no par value - authorized, 500,000,000 shares; issued, 8,382,222 and 7,968,022 shares at December 31, 2003 and 2002, respectively	16,349,937	12,658,702
Retained earnings	41,060,577	33,229,064
Accumulated other comprehensive (loss) income, net of tax	(290,123)	2,807,332
Unearned compensation related to outstanding restricted stock awards	(86,085)	(146,933)

Total stockholders’ equity	57,034,306	48,548,165

TOTAL	$953,564,812	$891,232,917

See notes to consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
INTEREST INCOME:
Interest and fees on loans	$33,805,891	$35,467,954	$34,067,746
Taxable securities	10,852,506	14,006,665	15,078,451
Tax-exempt securities	1,795,058	1,004,354	712,890
Federal funds sold	80,572	143,930	285,592

Total interest income	46,534,027	50,622,903	50,144,679
INTEREST EXPENSE:
Certificates of deposit over $100,000	4,677,929	5,546,807	10,294,209
Other deposits	6,223,553	7,944,632	11,689,496
Federal Home Loan Bank advances	3,383,112	3,400,886	3,551,725
Other borrowed funds	919,270	1,127,389	1,570,862

Total interest expense	15,203,864	18,019,714	27,106,292

NET INTEREST INCOME	31,330,163	32,603,189	23,038,387
PROVISION FOR LOAN LOSSES (Note 5)	3,122,000	2,665,000	1,575,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	28,208,163	29,938,189	21,463,387
OTHER INCOME:
Service charges on deposit accounts	2,950,553	2,834,865	2,491,975
Mortgage banking activities	4,341,911	4,546,507	3,482,375
Gain on sale of investment securities	2,115,464	1,227,378	1,282,587
Gain on sale of mortgage loans	1,101,131	876,313	—
Other service charges, commissions and fees	538,921	671,385	797,901
Commissions on sale of annuities and brokerage activity	126,380	456,405	377,659

Total other income	11,174,360	10,612,853	8,432,497
OTHER EXPENSES:
Salaries and employee benefits (Note 17)	12,006,041	12,455,544	10,506,797
Occupancy (Notes 9 and 12)	2,142,801	2,107,176	2,060,786
Mortgage banking	2,217,104	1,970,159	1,203,309
Furniture and equipment	1,140,559	1,334,415	1,427,952
Repossessed and foreclosed assets—net (Note 6)	2,988,552	823,453	—
Communications and supplies	581,983	604,856	631,668
Advertising and marketing	348,014	419,071	444,047
Merger expenses	19,172	407,160	—
FDIC and regulatory assessments	306,162	271,627	230,095
Loss on sale of mortgage loans	—	—	252,722
Other (Note 6)	2,732,979	2,475,068	2,305,014

Total other expenses	24,483,367	22,868,529	19,062,390

INCOME BEFORE INCOME TAXES	14,899,156	17,682,513	10,833,494
PROVISION FOR INCOME TAXES (Note 13)	5,101,288	6,597,420	3,926,407

NET INCOME	$9,797,868	$11,085,093	$6,907,087

NET INCOME PER SHARE (Notes 1 and 16):
Basic	$1.18	$1.40	$0.88

Diluted	$1.08	$1.27	$0.83

WEIGHTED AVERAGE SHARES OUTSTANDING (Note 16):
Basic	8,301,771	7,905,657	7,816,634

Diluted	9,038,346	8,753,802	8,352,068

See notes to consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Common Stock				Accumulated	Unamortized Cost
			Comprehensive	Retained	Other Comprehensive	Of Restricted
	Shares	Amount	Income (Loss)	Earnings	Income (Loss)	Stock Awards	Total
BALANCE—January 1, 2001
Comprehensive income:	7,799,931	$11,478,717		$18,663,127	$588,332	$—	$30,730,176
Net income			$6,907,087	6,907,087			6,907,087
Other comprehensive income—net of tax:
Unrealized holding gains on securities arising during the year (net of tax of $74,951)			112,427
Less: Reclassification adjustment for gains included in net income (net of tax of $487,383)			(795,204)

Other comprehensive (loss)			(682,777)		(682,777)		(682,777)

Comprehensive income			$6,224,310

Exercise of stock options and issuance of common stock	43,310	108,605					108,605
Tax benefit of stock options exercised		9,436					9,436
Cash dividend declared; $0.1575 per share				(1,231,513)			(1,231,513)
Cash dividend declared; $0.055 per share				(431,327)			(431,327)

BALANCE—December 31, 2001	$7,843,241	$11,596,758		$23,907,374	$(94,445)	$—	$35,409,687

Comprehensive income:
Net income			$11,085,093	11,085,093			11,085,093
Other comprehensive income—net of tax:
Unrealized holding gains on securities arising during the year (net of tax of $1,312,105)			3,662,751
Less: Reclassification adjustment for gains included in net income (net of tax of $466,404)			(760,974)

Other comprehensive income			2,901,777		2,901,777		2,901,777

Comprehensive income			$13,986,870

Exercise of stock options and issuance of common stock	113,586	483,943					483,943
Tax benefit of stock options exercised		382,091					382,091
Issuance of restricted stock	11,195	195,910				(195,910)
Amortization of restricted stock						48,977	48,977
Cash dividend declared; $0.223 per share				(1,763,403)			(1,763,403)

BALANCE—December 31, 2002	7,968,022	$12,658,702		$33,229,064	$2,807,332	$(146,933)	$48,548,165

Comprehensive income:
Net income			$9,797,868	9,797,868			9,797,868
Other comprehensive income—net of tax:
Unrealized holding (losses) on securities arising during the year (net of tax of $886,434)			(1,705,479)
Less: Reclassification adjustment for gains included in net income (net of tax of $723,488)			(1,391,976)

Other comprehensive (loss)			(3,097,455)		(3,097,455)		(3,097,455)

Comprehensive income			$6,700,413

Exercise of stock options and issuance of common stock	415,218	2,757,695					2,757,695
Tax benefit of stock options exercised		951,356					951,356
Cancellation of restricted stock	(1,018)	(17,816)				60,848	43,032
Amortization of restricted stock Cash dividend declared; $0.236 per share				(1,966,355)			(1,966,355)

BALANCE—December 31, 2003	8,382,222	$16,349,937		$41,060,577	$(290,123)	$(86,085)	$57,034,306

See notes to consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,797,868	$11,085,093	$6,907,088
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	4,723,313	522,346	331,198
Provision for loan losses	3,122,000	2,665,000	1,575,000
(Increase) decrease in deferred income taxes	(358,757)	94,486	(175,053)
Loans originated for sale	(230,478,868)	(206,165,613)	(146,482,562)
Proceeds from sale of loans	249,306,761	210,652,838	135,552,372
Gain on sale of investment securities	(2,115,464)	(1,227,378)	(1,282,587)
(Gain) loss on sale of loans	(1,302,341)	(571,414)	182,447
(Gain) loss on sale of premises and equipment—net	(2,221)	100,546	(8,088)
Loss (gain) on sale of repossessed and foreclosed assets	2,988,552	823,453	(3,084)
(Increase) decrease in accrued interest receivable	(234,482)	(93,992)	518,221
Increase (decrease) in accrued interest payable	80,795	(182,837)	(1,469,779)
Increase in other liabilities	(2,997,629)	2,684,659	690,770
Increase in other assets	(8,881,142)	(5,994,752)	(5,254,557)
Tax benefit of stock options exercised	951,356	382,091	9,436

Net cash provided by (used in) operating activities	24,599,741	14,774,526	(8,909,178)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in federal funds sold	18,922,000	(18,922,000)	10,438,000
Proceeds from sales of securities available-for-sale	65,134,206	82,350,507	170,154,035
Proceeds from maturities of securities available-for-sale	162,846,767	90,655,059	64,621,336
Proceeds from maturities of securities held-to-maturity	4,399,726	6,679,095	70,352
Purchases of securities available-for-sale	(278,432,376)	(187,742,612)	(248,525,309)
Purchases of securities held-to-maturity	—	(4,113,220)	(7,133,260)
Purchases of Federal Home Loan and Federal Reserve Bank stock	(301,550)	(162,400)	(223,300)
Net increase in loans	(34,545,805)	(120,195,440)	(100,443,064)
Proceeds from sale of repossessed and foreclosed assets	1,095,808	4,818,479	48,084
Purchases of premises and equipment—net	(93,279)	(477,337)	(1,076,665)

Net cash used in investing activities	(60,974,503)	(147,109,869)	(112,069,791)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	43,072,293	141,120,662	125,271,292
(Decrease) increase in repurchase agreements	—	(3,000,000)	1,679,064
Increase (decrease) in other borrowings	15,368,506	(187,071)	250,283
Dividends paid	(1,902,665)	(1,734,577)	(1,641,212)
Net proceeds from issuance of common stock	2,800,726	532,920	108,605

Net cash provided by financing activities	59,338,860	136,731,934	125,668,032

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,964,098	4,396,591	4,689,063
CASH AND CASH EQUIVALENTS—Beginning of year	28,061,479	23,664,888	18,975,825

CASH AND CASH EQUIVALENTS—End of year	$51,025,577	$28,061,479	$23,664,888

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$4,611,250	$6,517,833	$4,248,627

Cash paid during the year for interest	$15,123,068	$18,202,642	$28,576,071

See notes to consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

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

Consolidated Subsidiaries—The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Franklin National Bank (the “Bank”), Franklin Financial Insurance and Franklin Capital Trust I. The Bank has three subsidiaries, Hometown Loan Company (inactive), Franklin Financial Mortgage and Franklin Financial Securities. Significant intercompany transactions and balances have been eliminated. As of November 1, 2003, the Company discontinued the operations of Franklin Financial Insurance which did not have a material impact on the consolidated financial statements.

Operating Segments—The Company manages its business in two primary reporting segments, the Bank and Franklin Financial Mortgage (“FFM”) (see Note 20).

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for available-for-sale investment securities, the allowance for loan losses, loans held for sale, mortgage servicing rights, mortgage rate lock commitments, depreciation of premises and equipment, repossessed and foreclosed assets, provision for income taxes and deferred tax valuation allowances.

Cash and Cash Equivalents—Include cash on hand and amounts due from banks.

Investment and Mortgage-Backed Securities—Securities are classified into three categories: held-to-maturity, available-for-sale and trading.

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

Loans—Loans are stated at the principal amount outstanding. Deferred loan fees and the allowance for loan losses are recorded as reductions of loans. Loan origination and commitment fees in excess of certain related costs are deferred and amortized as an adjustment of the related loan’s yield over the contractual life of the loan. Interest income on loans is computed based on the outstanding loan balance.

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

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, application of loss factors based on risk ratings by type of loan, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. A specific allowance may be assigned to impaired loans if the difference between the collateral values or the present value of estimated cash flows and the contractual amount due exceeds the amount included in the allowance for loan losses resulting from the application of the loss factor based on the impaired loans’ risk rating. A loan is considered impaired when management has determined it is possible that all amounts due according to the contractual terms of the loan agreement will not be collected. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

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

Loans Held for Sale—Loans held for sale are carried at the lower of aggregate cost or market value. Adjustments to reflect market value and realized gains and losses upon ultimate sale of the loans are classified in gain (loss) on sale of mortgage loans in the accompanying consolidated statements of income. Market value is determined based upon quoted market prices in the secondary market.

Derivative Financial Instruments—All derivative financial instruments held or issued by the Company are for purposes other than trading. Covered call options are recorded at fair value while the contracts are open with fees received recognized into income in the period the option expires. Such instruments are entered into by the Company as hedges against exposure to interest rate risk. The maximum term of such covered call options used by the Company is 30 days. The Company had no such covered call options or other derivative financial instruments outstanding on December 31, 2003 or 2002. Rate lock commitments on mortgage loans intended to be sold are considered to be derivatives and are recorded at fair value in other assets in the accompanying consolidated balance sheets. The changes in fair value of these rate lock commitments are recorded in gain (loss) on sale of mortgage loans in the accompanying consolidated statements of income. Rate lock commitments expose the Company to interest rate risk, which the Company manages by entering into forward sales contracts which are also recorded at fair value with changes in fair value recorded in gain on sale of mortgage loans.

Mortgage Banking Activities—The Company originates, purchases and sells residential mortgage loans. Generally, such loans are sold at origination. Any loans held for sale are carried at the lower of cost or market value in the aggregate with respect to the entire portfolio.

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

Premises and Equipment—Net—Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method, based on the estimated useful lives of the respective assets. Estimated useful lives are 30 to 40 years for buildings and 3 to 7 years for furniture and equipment. Leasehold improvements are amortized over the shorter of their estimated useful life or the lease term on a straight-line basis. Accelerated depreciation methods are used for tax purposes. Net gains or losses from the sale of premises and equipment are included in other income or other expenses, respectively.

Repossessed and Foreclosed Assets—Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, thereby establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by independent appraisers and/or management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Gains and losses from the sale of these assets are included in other income (expense), and expenses to maintain such assets and changes in the valuation allowance, if any, are included in other expenses.

Income Taxes—The Company files a consolidated tax return. Income taxes are allocated to members of the consolidated group on a separate return basis. Provisions for income taxes are based on amounts reported in the consolidated statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include changes in deferred income taxes. Deferred taxes are computed using the asset and liability approach. The tax effects of differences between the tax and financial accounting basis of assets and liabilities are reflected in the consolidated balance sheets at the tax rates expected to be in effect when the differences reverse.

Securities Sold Under Agreements to Repurchase—Securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at the amounts at which the securities will subsequently be repurchased. It is the Company’s policy to maintain collateral with a market value equal to or in excess of the principal amount borrowed under repurchase agreements. The Company monitors the market value of the underlying securities which collateralize the related liability on repurchase agreements, including accrued interest, and provides additional collateral when considered appropriate.

Earnings Per Share—Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the year plus additional potentially dilutive shares calculated for stock options and warrants using the treasury stock method.

Stock-Based Compensation—At December 31, 2003, the Company has three stock-based employee compensation plans, which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company calculates compensation expense on the restricted stock plan as the difference between the market price of the underlying stock on the date of the grant and the purchase price, if any, and recognizes such amount on a straight-line basis over the restriction period in which the restricted stock is earned by the recipient. No stock-based employee compensation cost is reflected in net income for the Company’s two stock option plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. No options were granted during the year ended December 31, 2003:

	2003	2002	2001
Net earnings available to stockholders:
As reported	$9,797,868	$11,085,093	$6,907,087
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards—net of related tax effects	—	(1,865,700)	(1,038,666)

Pro forma	$9,797,868	$9,219,393	$5,868,421

	2003	2002	2001
Basic earnings per share:
As reported	$1.18	$1.40	$0.88
Pro forma	1.18	1.17	0.75
Diluted earnings per share available to stockholders:
As reported	$1.08	$1.27	$0.83
Pro forma	1.08	1.05	0.70

In calculating the pro forma disclosures, the fair value of the options granted is estimated as of the date granted using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Dividend yield	N/A	1.8%	1.7%
Expected volatility	N/A	42%	33%
Risk-free interest rate range	N/A	3.5 to 3.9%	4.8 to 5.1%
Expected life	N/A	7-10 years	7-10 years

The weighted-average fair value of options, calculated using the Black-Scholes option-pricing model, granted during 2002 and 2001 is $6.61, and $4.11 per share, respectively.

Comprehensive Income—Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that is not recognized in the calculation of net income, such as unrealized gains and losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

Recent Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. This interpretation requires that upon issuance of a guarantee, an entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition and measurement provisions of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The interpretation’s disclosure requirements were effective for the Company as of December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 8 to the consolidated financial statements. The adoption of the recognition and measurement provisions of FIN No. 45 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. This Interpretation applies immediately to variable interest entities created in January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In December 2003, the FASB issued FIN No. 46R, Consolidation of Variable Interest Entities — an interpretation of ARB 51 (revised December 2003), which replaces FIN 46. FIN No. 46R was primarily issued to clarify the required accounting for interests in VIE’s. Additionally, this Interpretation exempts certain entities from its requirements and provides for special effective dates for enterprises that have fully or partially applied FIN No. 46 as of December 24, 2003. Application of FIN No. 46R is required in financial statements of public enterprises that have interests in structures that are commonly referred to as special-purpose entities, or SPE’s, for periods ending after December 15, 2003. Application by public enterprises, other than small business issuers, for all other types of VIE’s (i.e., non-SPE’s) is required in financial statements for periods ending after March 15, 2004, with earlier adoption permitted. The adoption of FIN No. 46R did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment to Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is required to be applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The adoption on April 1, 2003 of the components of SFAS No. 149 which address SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 did not have a material impact on the Company’s consolidated financial position or results of operations. The adoption on July 1, 2003 of the remaining components of SFAS No. 149 did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132(R) expands upon the existing disclosure requirements as prescribed under the original SFAS No. 132 by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. SFAS No. 132(R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements beginning after December 15, 2003. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003. The adoption of SFAS No. 132(R) did not have an impact on the Company’s consolidated financial position or results of operations as the Company does not offer pension or other postretirement benefits to its employees.

2.	RESTRICTED CASH BALANCES

The Bank is required to maintain reserves, in the form of cash and deposits, with the Federal Reserve Bank against its deposit liabilities. Aggregate reserves of approximately $6,960,000 and $5,474,000 were maintained to satisfy federal regulatory requirements at December 31, 2003 and 2002, respectively, and are reflected in cash and cash equivalents in the accompanying consolidated financial statements.

3.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following tables reflect the amortized cost and estimated fair values of debt, equity and mortgage-backed securities held at December 31, 2003 and 2002.

	2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury obligations	$1,059,225	$48,900	$—	$1,108,125
Obligations of U.S. government agencies	—	—	—	—
Obligations of state and political subdivisions	64,352,991	1,186,024	(905,582)	64,633,433
Corporate bonds	6,629,232	326,273	(279,777)	6,675,728

Investment securities	72,041,448	1,561,197	(1,185,359)	72,417,286
Mortgage-backed securities	232,009,531	954,933	(1,800,918)	231,163,546

Total available-for-sale	$304,050,979	$2,516,130	$(2,986,277)	$303,580,832

Held-to-Maturity:
Obligations of U.S. government agencies	$—	$—	$—	$—
Obligations of state and political subdivisions	3,811,997	108,916	(23,925)	3,896,988

Investment securities	3,811,997	108,916	(23,925)	3,896,988
Mortgage-backed securities	70,848	4,697	—	75,545

Total held-to-maturity	$3,882,845	$113,613	$(23,925)	$3,972,533

	2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury obligations	$1,071,298	$63,392	$—	$1,134,690
Obligations of U.S. government agencies	31,782,407	109,391	(2,438)	31,889,360
Obligations of state and political subdivisions	22,343,596	650,971	(54,699)	22,939,868
Corporate bonds	12,614,397	681,366	(934,980)	12,360,783

Investment securities	67,811,698	1,505,120	(992,117)	68,324,701
Mortgage-backed securities	185,610,492	4,091,401	(55,174)	189,646,719

Total available-for-sale	$253,422,190	$5,596,521	$(1,047,291)	$257,971,420

Held-to-Maturity:
Obligations of U.S. government agencies	$4,111,185	$20,434	$(7,760)	$4,123,859
Obligations of state and political subdivisions	3,931,910	108,385	(26,969)	4,013,326

Investment securities	8,043,095	128,819	(34,729)	8,137,185
Mortgage-backed securities	185,468	12,784	—	198,252

Total held-to-maturity	$8,228,563	$141,603	$(34,729)	$8,335,437

Gross gains of $2,121,545, $1,276,425 and $1,433,560 and gross losses of $6,081, $49,047, and $150,973 were realized on sales of securities available for sale in 2003, 2002 and 2001, respectively.

The amortized cost and fair value of debt and equity securities at December 31, 2003, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity

	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due one to five years	1,631,192	1,758,082	1,277,346	1,337,963
Due five to ten years	5,033,124	5,277,544	2,234,397	2,222,574
Due after ten years	65,377,132	65,381,660	300,254	336,451

	72,041,448	72,417,286	3,811,997	3,896,988
Mortgage-backed securities	232,009,531	231,163,546	70,848	75,545

	$304,050,979	$303,580,832	$3,882,845	$3,972,533

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized position, at December 31, 2003.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Obligations	$—	$—	$1,108,125	$—	$1,108,125	$—
Obligations of state and political subdivisions	31,991,917	(901,367)	488,552	(4,215)	32,480,469	(905,582)
Corporate bonds	—	—	2,770,222	(279,777)	2,770,222	(279,777)
Mortgage-backed securities	121,168,743	(1,800,918)	—	—	121,168,743	(1,800,918)

Total	$153,160,660	$(2,702,285)	$4,366,899	$(283,992)	$157,527,559	$(2,986,277)

At December 31, 2003, 91% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by U.S. Government sponsored agencies and investment grade municipalities. The Company believes that the price movements in these securities are dependent upon the movement in market interest rates particularly given the negligible inherent credit risk for these securities. At December 31, 2003, the percentage of unrealized losses in the available-for-sale security portfolio represented by non-rated securities was 9%.

Fair value of securities is established based on current market prices of similar securities as of the approximate dates indicated. Securities carried at $223,576,709 and $190,046,454 at December 31, 2003 and 2002, respectively, were pledged to secure deposits and for other purposes.

The following table reflects securities pledged at December 31, 2003 and 2002.

	2003	2002
Investment securities available-for-sale	$18,170,076	$20,660,906
Investment securities held-to-maturity	750,733	3,389,580
Mortgage-backed securities available-for-sale	204,655,900	165,995,968

Total	$223,576,709	$190,046,454

Securities carried at $221,430,783 and $182,860,963 at December 31, 2003 and 2002, respectively, serve as collateral to secure public funds deposits.

At December 31, 2003 and 2002, the Company did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. government agencies, whose aggregate book value exceeded ten percent of stockholders’ equity.

4.	LOANS

Loans at December 31, 2003 and 2002 are summarized as follows:

	2003	2002
Commercial, financial and agricultural	$111,390,090	$121,662,948
Real estate—Construction	89,046,485	83,680,734
Real estate—Mortgage	352,445,507	332,281,076
Consumer	19,611,851	21,031,222

	572,493,933	558,655,980
Deferred loan fees	(834,167)	(960,779)
Allowance for loan losses	(5,827,413)	(5,761,101)

Total loans	$565,832,353	$551,934,100

The following is a summary of information pertaining to nonaccrual loans and loans past due 90 days or more still accruing interest at December 31, 2003 and 2002:

	2003	2002
Loans accounted for on a nonaccrual basis	$755,597	$5,218,087

Accruing loans which are contractually past due 90 days or more as to principal and interest payments	$1,956,568	$2,459,069

Direct and indirect loans to officers and directors during 2003 and 2002 are as follows:

	2003	2002
Balance at beginning of year	$2,654,964	$978,074
New loan disbursements	4,356,313	4,149,214
Repayments	(5,147,968)	(2,472,324)

Balance at end of year	$1,863,309	$2,654,964

In addition, there were approximately $1,786,925 and $1,716,293 of undisbursed loan commitments to such parties at December 31, 2003 and 2002, respectively.

Gross commercial servicing rights totaled $266,542 at December 31, 2003 and 2002. Commercial servicing rights in the amount of $0, $34,326 and $5,578 were capitalized during 2003, 2002 and 2001, respectively. Amortization of the servicing rights amounted to $67,397, $33,439 and $29,386 during 2003, 2002 and 2001, respectively. Accumulated amortization of commercial servicing rights was $222,160 and 154,763 at December 31, 2003 and 2002, respectively. In the opinion of management, a valuation allowance against net commercial servicing rights at December 31, 2003 and 2002 was not considered necessary.

5.	ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

	2003	2002	2001
Balance—Beginning of period	$5,761,101	$4,269,071	$3,025,138
Provisions charged to operating expense	3,122,000	2,665,000	1,575,000
Loans charged off	(3,103,977)	(1,229,874)	(361,293)
Recoveries on loans previously charged off	48,289	56,904	30,226

Balance—End of period	$5,827,413	$5,761,101	$4,269,071

The following is a summary of information pertaining to loans specifically classified as impaired at December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003:

	2003	2002
Impaired loans without a specific allowance for loan losses	$13,924,503	$16,011,541
Impaired loans with a specific allowance for loan losses	2,740,817	3,156,367

Total impaired loans	$16,665,320	$19,167,908

Specific allowance for loan losses related to impaired loans	$387,647	$698,088

	2003	2002	2001
Average investment in impaired loans	$16,965,744	$12,810,056	$7,049,953

Interest income recognized on impaired loans	$890,251	$800,441	$804,155

6.	REPOSSESSED AND FORECLOSED ASSETS

Repossessed and foreclosed assets are presented net of any allowance for losses. The allowance for losses related to repossessed and foreclosed assets was $1,606,544 at December 31, 2003. In the opinion of management no such allowance was considered necessary at December 31, 2002.

Expenses (income) applicable to repossessed and foreclosed assets for each of the three years in the period ended December 31, 2003 include the following:

	2003	2002	2001
Net loss (gain) on sales of real estate	$31,776	$(9,284)	$(3,084)
Provision for losses	2,579,423	745,694	—
Operating expenses	409,129	77,759	6,614

Total	$3,020,328	$814,169	$3,530

7.	MORTGAGE BANKING

The unpaid principal balances of mortgage loans serviced for others were approximately $382,516,000 and $287,591,000 at December 31, 2003 and 2002, respectively.

Custodial balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $3,552,746 and $3,327,000 at December 31, 2003 and 2002, respectively.

The Bank’s mortgage banking subsidiary has net worth requirements with the U.S. Department of Housing and Urban Development and the Federal Home Loan Mortgage Corporation of $250,000. These net worth requirements have been exceeded at December 31, 2003 and 2002.

Changes in the balance of mortgage servicing rights, net, were as follows:

	2003	2002	2001
Balance—Beginning of period	$3,748,642	$2,254,279	$1,480,561
Amount capitalized	2,401,595	2,632,864	1,236,616
Amortization expense	(1,686,877)	(834,282)	(462,898)
Impairment adjustment	295,786	(304,219)	—

Balance—End of period	$4,759,146	$3,748,642	$2,254,279

Accumulated amortization of mortgage servicing rights was $3,911,248, $2,224,371 and $1,390,089 at December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003, the weighted-average amortization period of mortgage servicing rights was 4.85 years. Projected amortization expense for the gross carrying value of mortgage servicing rights at December 31, 2003 is estimated to be as follows:

2004	$1,753,356
2005	1,484,369
2006	765,817
2007	420,948
2008	205,286
After 2008	137,803

Gross carrying value of mortgage servicing rights	$4,767,579

Management’s estimate of the valuation allowance against the net mortgage servicing rights was $8,433 and $304,219 at December 31, 2003 and 2002, respectively.

8.	OTHER FINANCIAL INSTRUMENTS, COMMITMENTS, GUARANTEES AND CONTINGENCIES

Other Financial Instruments—The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, and commitments to sell mortgage loans. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheets. The contractual or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments.

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

The Bank enters into commitments to make loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Therefore, they are recorded at fair value in other assets in the accompanying consolidated balance sheets with changes in fair value recorded in gain on sale of mortgage loans in the accompanying consolidated statements of income. In measuring the fair value of rate lock commitments, the amount of the expected servicing rights is included in the valuation. This value is calculated using the same methodologies as are used to value the Bank’s mortgage servicing rights, adjusted using an anticipated fall out factor for loan commitments that will never be funded. This policy of recognizing value of the derivative has the effect of recognizing the gain from mortgage loans before the loans are sold. Rate lock commitments expose the Bank to interest rate risk. The Bank manages that risk by entering into forward sales contracts which are also recorded at fair value with changes in fair value reported in gain on sale of mortgage loans. The notional amount of rate lock commitments outstanding at December 31, 2003 and 2002 were $3,916,100 and $23,425,195, respectively. The notional amount of forward sales contracts outstanding at December 31, 2003 and 2002 were $6,293,000 and $34,069,732, respectively. At December 31, 2003 and 2002, the fair value of net rate lock and forward sales commitments was $122,229 and $271,148, respectively, which is reflected in other assets in the accompanying balance sheets.

Commitments—Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness individually. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

The following table presents the contractual or notional amount of these financial instruments whose amounts represent credit risk as of December 31, 2003 and 2002:

	2003	2002
Financial instruments as of December 31:
Commitments to extend credit	$120,382,048	$102,904,596
Credit card commitments	258,520	425,691
Standby letters of credit	19,849,063	19,971,453

The Bank primarily serves customers located in the Tennessee counties of Williamson, Maury and Davidson. As such, the majority of the Bank’s loans, commitments and stand-by letters of credit have been granted to customers in that area. Concentration of credit by type of loan is presented in Note 4.

Guarantees—In the ordinary course of business, the Company sells mortgage loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults and fraud. When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no defects, the Company has no commitment to repurchase the loan. The requirement to repurchase the loan or indemnify the investor is generally limited to 90 days from the date the related mortgage loan is sold to the investor. As of December 31, 2003, these guarantees totaled $15,598,200. No reserve has been established at December 31, 2003 to cover the potential exposure related to these guarantees as the Company does not believe the ultimate loss related to this exposure is material to the consolidated financial statements.

The Company maintains insurance for general liability, director and officer liability and property. Certain policies are subject to deductibles.

Contingencies—On August 24, 2000, Jerrold S. Pressman filed a complaint in the U.S. District Court for the Middle District of Tennessee, against Franklin National Bank and Gordon E. Inman, Chairman of the Board of the Company and the Bank, alleging breach of contract, tortious interference with contract, fraud, and civil conspiracy in connection with the denial of a loan to a potential borrower involved in a real estate transaction. The Bank and Mr. Inman filed their answers in this matter on September 18, 2000, and a motion for Summary Judgment on October 10, 2000. The Court denied the Bank’s motion for Summary Judgment on February 15, 2001. On July 27, 2001, the Bank and Mr. Inman filed a second motion for Summary Judgment. The Court granted in part and denied in part the Bank and Mr. Inman’s motion for Summary Judgment on October 5, 2001. The case was set for trial to begin on March 5, 2002; however, on February 22, 2002, the Court, on it’s own Motion, continued the trial until September 10, 2002. Mr. Pressman’s amended complaint seeks compensatory damages in an amount not to exceed $20 million and punitive damages in an amount not to exceed $40 million from each defendant. On September 3, 2002, the Court granted Mr. Pressman’s motion to continue trial and set February 25, 2003, to begin the trial. A bench trial on the merits of the case was held between

February 25 and March 7, 2003. On April 3, 2003, the United States District Judge issued an Order in which a judgment was entered for the Defendants Franklin National Bank and Mr. Inman on all of Mr. Pressman’s claims. On May 2, 2003, Mr. Pressman filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. A Proof Brief of Appellee Franklin National Bank was filed with the Court on November 20, 2003.

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

9.	PREMISES AND EQUIPMENT—NET

Premises and equipment at December 31, 2003 and 2002 are summarized as follows:

	2003	2002
Land	$1,822,249	$1,822,249
Buildings	4,210,785	4,210,785
Leasehold improvements—buildings	4,087,391	4,087,391
Furniture and equipment	5,600,370	5,642,081

	15,720,795	15,762,506
Less accumulated depreciation and amortization	(6,992,510)	(6,071,991)

	$8,728,285	$9,690,515

10.	DEPOSITS

A summary of deposits at December 31, 2003 and 2002 follows:

	2003	2002
Non-interest bearing demand	$86,761,402	$78,506,426
Interest-bearing demand	293,168,561	274,800,866
Savings	32,233,475	26,140,671
Certificates of deposit of $100,000 or more	296,598,598	267,968,619
Other time deposits	92,681,994	110,955,155

	$801,444,030	$758,371,737

At December 31, 2003, the scheduled maturities of certificates of deposits and other time deposits are as follows:

2004	$341,592,352
2005	26,376,013
2006	3,487,056
2007	4,464,138
2008	13,361,033
2009 and thereafter	—

$389,280,592

At December 31, 2003 and 2002, $132,736 and $189,318, respectively, of demand deposit overdrafts have been reclassified to loans. At December 31, 2003 and 2002, no deposits have been received on terms other than those available in the normal course of business.

11.	LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt and other borrowings at December 31, 2003 and 2002 are summarized as follows:

	2003	2002
Line of credit	$1,100,000	$2,381,494
Federal funds	1,650,000	—
Federal Home Loan Bank advances	58,000,000	58,000,000
Federal Home Loan Bank- Line of Credit	15,000,000	—
Trust preferred securities	16,000,000	16,000,000

	$91,750,000	$76,381,494

The Company has a $5,000,000 line of credit established with a lending institution secured by all of the outstanding capital stock of the Bank at December 31, 2003. Interest floats at 90-day LIBOR plus 200 basis points (3.16% and 3.42% at December 31, 2003 and 2002, respectively), and is payable monthly. The line matures on June 30, 2004. The average balance outstanding under the line of credit during the years ended December 31, 2003 and 2002 was $1,236,299 and $2,051,299, respectively. The maximum amount outstanding at any month end under the line of credit during the years ended December 31, 2003 and 2002 was $2,481,494 and $2,381,494, respectively. The line of credit with the lending institution includes financial covenants requiring a (i) minimum loan loss reserve to non-performing assets ratio, (ii) minimum loan loss reserve to total loans, (III) maximum ratio of non-performing loans to total loans, (iv) minimum return on average assets and (v) minimum tangible shareholder’s equity. The Company met all financial covenants at December 31, 2003.

The Bank also has federal funds lines (or the equivalent thereof) with correspondent banks totaling approximately $72,500,000 at December 31, 2003. The average balance outstanding under the federal funds lines during the years ended December 31, 2003 and 2002 was $6,986,712 and $5,602,605, respectively. The maximum amount outstanding at any month end under the federal funds lines during the years ended December 31, 2003 and 2002 was $23,905,975 and $29,181,000, respectively.

The Bank has a $15,000,000 line of credit with the Federal Home Loan Bank (“FHLB”) secured by a blanket pledge of 1-4 family residential mortgage loans. The arrangement is structured such that the carrying value of the loans pledged amounts to 150% of the principal balance of advances from the FHLB. The balance outstanding under this line of credit was $15,000,000 and $0 at December 31, 2003 and 2002, respectively. The average balance outstanding under this line of credit during the years ended December 31, 2003 and 2002 was $2,130,137 and $368,493, respectively. The maximum amount outstanding at any month end under this line of credit during the years ended December 31, 2003 and 2002 was $15,000,000 and $7,500,000, respectively.

The Bank also has outstanding FHLB convertible advances of $27,000,000 maturing in two years and $31,000,000 maturing in five to seven years at December 31, 2003. The interest rates on $25,000,000, $12,000,000 and $15,000,000 of these advances are fixed (6.46%, 6.23%, and 6.12%, respectively, at December 31, 2003) during the first year and are subject to conversion to variable rates based on LIBOR at the option of the FHLB 1 year and 3 years, respectively, from the date of the advance and quarterly thereafter. The Company has the right to repay the advance on the date of conversion to a variable rate without penalty. The interest rates on the remaining $6,000,000 of these advances are variable based on LIBOR (1.17% and 1.43% at December 31, 2003 and 2002, respectively). The average balance outstanding of FHLB advances was $58,000,000 during the years ended December 31, 2003 and 2002. The maximum amount outstanding at any month end of FHLB advances was $58,000,000 during the years ended December 31, 2003 and 2002.

During 2000, the Company issued $16,000,000 of trust-preferred securities through Franklin Capital Trust I, a Delaware business trust and wholly owned subsidiary of the Company. These securities pay cumulative cash distributions at a quarterly variable rate of three-month LIBOR plus 3.50% of the liquidation amount of $1,000 per preferred security on a quarterly basis. These securities have a 30-year maturity and may be redeemed by the Company upon the earlier of five years or the occurrence of certain other events. Subject to certain limitations, these securities qualify as Tier 1 capital. The average balance outstanding and the maximum amount outstanding at any month end of trust-preferred securities was $16,000,000 during the years ended December 31, 2003 and 2002.

The Company paid off its note payable with a lending institution in the amount of $680,565 on January 17, 2002. The note was secured by the Williamson Square branch building. The average balance outstanding on this note payable during the years ended December 31, 2003 and 2002 was $0 and $29,833, respectively. The maximum amount outstanding at any month end on this note payable during the year ended December 31, 2002 was $680,565.

The aggregate annual maturities of long-term debt and other borrowings during the five years ending December 31, 2008 and thereafter are as follows:

Year ending December 31,
2004	$17,750,000
2005	27,000,000
2006	—
2007	—
2008	6,000,000
2009 and thereafter	41,000,000

Total	$91,750,000

12.	RELATED PARTY AND OTHER LEASES

The Company has entered into agreements with the Company’s Chairman, President and Chief Executive Officer to lease certain banking facilities. Increases in lease payments are made annually on property leased from the chairman based on the increase in the Consumer Price Index during the previous year. All but one of the leases provides for a term of twenty years with three, five-year renewal options. The remaining lease provides for a term of six and one half years with four, five-year renewal options. All leases are accounted for as operating leases. Net rent expense paid to the chairman amounted to $678,115 in 2003, $657,465 in 2002, and $643,393 in 2001. Rent expense paid to unrelated parties amounted to $643,808 in 2003, $706,808 in 2002, and $622,992 in 2001.

Future minimum lease payments, exclusive of any increases related to the Consumer Price Index, under these leases as of December 31, 2003 are as follows:

	Related
	Party	Others	Total
2004	$676,941	$659,160	$1,336,101
2005	676,941	517,000	1,193,941
2006	676,941	504,821	1,181,762
2007	676,941	374,185	1,051,126
2008	676,941	382,783	1,059,724
2009 and thereafter	310,265	624,693	934,958

Total	$3,694,970	$3,062,642	$6,757,612

13.	INCOME TAXES

Income taxes consist of the following:

	2003	2002	2001
Current:
Federal	$4,427,662	$5,332,219	$3,406,939
State	1,032,383	1,170,715	694,521

Total current expense	5,460,045	6,502,934	4,101,460

Deferred:
Federal	(301,078)	84,688	(148,207)
State	(57,679)	9,798	(26,846)

Total deferred (benefit) expense	(358,757)	94,486	(175,053)

Total income taxes	$5,101,288	$6,597,420	$3,926,407

Net deferred income tax assets and liabilities are included in other assets and other liabilities, respectively, on the consolidated balance sheets. Significant temporary differences between tax and financial reporting that give rise to net deferred tax assets (liabilities) at December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Allowance for loan losses	$2,230,933	$2,205,914
Unrealized loss on securities available-for-sale	180,018	—
Repossessed and foreclosed assets	615,146	—
Other	167,372	108,226

Total deferred tax assets	3,193,469	2,314,140

Deferred tax liabilities:
Unrealized gain on securities available-for-sale	—	(1,741,900)
Mortgage servicing rights	(1,839,270)	(1,478,223)
FHLB stock dividends	(370,081)	(313,909)
Unrealized gains on mortgage loan rate lock commitments	(72,708)	(129,729)
Other	—	(19,645)

Total deferred tax liabilities	(2,282,059)	(3,683,406)

Net deferred tax asset (liability)	$911,410	$(1,369,266)

Management believes that a valuation allowance against the deferred tax assets at December 31, 2003 and 2002 is not considered necessary because it is more likely than not such amounts will be fully realized.

A reconciliation of income taxes with the amount of income taxes computed by applying the federal statutory rate (34%) to pretax income follows:

	2003	2002	2001
Tax expense at statutory rate	$5,065,713	$6,012,115	$3,683,388
Increase (decrease) in taxes resulting from:
Tax-exempt income	(617,593)	(337,042)	(239,608)
Federal tax credit	(96,096)	(96,096)	—
State income taxes, net of federal tax benefit	643,304	779,140	439,199
Non-deductible merger costs	6,518	138,434	—
Disallowed interest expense	55,798	29,166	43,122
Other—net	43,644	71,703	306

Total income taxes	$5,101,288	$6,597,420	$3,926,407

14.	STOCK BASED COMPENSATION PLANS

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

A summary of the status of the Company’s stock option plans for each of the three years in the period ended December 31, 2003, and the changes during those years is presented below.

		Weighted-
		Average
	Shares	Exercise
	Outstanding	Price
Options outstanding—January 1, 2001	1,469,632	$7.10
Options granted	407,266	10.25
Options exercised	(42,304)	2.26

Options outstanding—December 31, 2001	1,834,594	7.74
Options granted	496,152	15.50
Options exercised	(113,511)	4.24
Options expired	(47,290)	15.02

Options outstanding—December 31, 2002	2,169,945	9.53
Options granted	—	—
Options exercised	(415,218)	6.64
Options expired	(34,499)	17.60

Options outstanding—December 31, 2003	1,720,228	10.07

Options exercisable—December 31,
2001	1,727,121	7.51
2002	1,869,019	8.75
2003	1,522,600	9.50

The following table summarizes information about the stock options outstanding under the Company’s Plans at December 31, 2003:

				Weighted-	Weighted-		Weighted-
Range of				Average	Average		Average
Exercise			Shares	Exercise	Remaining	Shares	Exercise
Price			Outstanding	Price	Life	Exercisable	Price
$1.38	-	$3.00	253,144	$2.99	1.99	253,144	$2.99
3.01	-	4.50	326,572	4.50	6.41	326,572	4.50
4.51	-	11.00	591,983	10.55	8.06	551,783	10.57
11.01	-	14.00	76,175	11.54	6.65	71,875	11.39
14.01	-	23.00	472,354	16.49	10.25	319,226	16.92

			1,720,228			1,522,600

On April 17, 2001, the Company’s Board of Directors adopted the Franklin Financial Corporation 2001 Key Employee Restricted Stock Plan (“Restricted Stock Plan”). The Restricted Stock Plan provides for the grant of up to an aggregate of 250,000 restricted shares of the Company’s common stock. Under the terms of the Restricted Stock Plan, the Company’s Board of Directors or a committee of the Board of Directors may award restricted shares of the Company’s common stock to top executives or key management personnel of the Company. The shares issued pursuant to the Restricted Stock Plan are subject to restrictions on transfer and certain other conditions. During the restriction period, participants are entitled to vote and receive dividends on such shares, subject to any restrictions that may be placed on such dividends. In 2002, 13,503 shares of restricted stock were issued under the Plan. No shares were issued under the Plan in 2003.

15.	CAPITAL

Substantial restrictions are placed on the Bank with respect to payment of dividends without prior regulatory approval. The extent of dividends which may be paid by a national bank is generally limited to retained net profits for any given year combined with the retained net profits of the two preceding years. Retained earnings totaling $22,397,450 and $19,954,201 at December 31, 2003 and December 31, 2002, respectively, were subject to these restrictions with respect to payment of dividends. Cash dividends are also restricted, under the Company’s line of credit, if the Bank’s leverage capital ratio is less than 7%.

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

Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to total average assets (as defined in the regulations). Management believes, as of December 31, 2003 and 2002, that the Company and the Bank are in compliance with all capital adequacy requirements they are subject to.

As of December 31, 2003, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier I risk-based, and Tier I leverage ratios must be maintained as set forth in the table. There have been no conditions or events since that notification that would cause management to believe the Bank’s category has changed.

Actual capital amounts and ratios at December 31, 2003 and 2002, are as follows:

			To be well capitalized
	For capital		under prompt corrective
	adequacy purposes		action provisions		Actual

	Franklin		Franklin		Franklin
	National		National		National
December 31, 2003	Bank	Consolidated	Bank	Consolidated	Bank	Consolidated
Amount:
Tier I to average assets	$35,847,428	$35,913,039	$44,809,285	$44,891,299	$66,450,700	$72,844,129
Tier I to risk- weighted assets	25,191,668	25,443,720	37,787,502	38,165,580	66,491,700	72,844,129
Total capital to risk- weighted assets	50,383,336	50,887,440	62,979,170	63,609,800	74,310,700	78,671,542
Ratios:
Tier I to average assets	4%	4%	5%	5%	7.4%	8.1%
Tier I to risk- weighted assets	4%	4%	6%	6%	10.6%	11.5%
Total capital to risk- weighted assets	8%	8%	10%	10%	11.8%	12.4%

			To be well capitalized
	For capital		under prompt corrective
	adequacy purposes		action provisions		Actual

	Franklin		Franklin		Franklin
	National		National		National
December 31, 2002	Bank	Consolidated	Bank	Consolidated	Bank	Consolidated
Amount:
Tier I to average assets	$34,064,678	$34,318,798	$42,580,848	$42,898,498	$57,886,008	$60,601,735
Tier I to risk- weighted assets	24,021,208	24,093,200	36,031,812	36,139,800	57,886,008	60,601,735
Total capital to risk- weighted assets	48,042,416	48,186,400	60,053,020	60,233,000	65,679,619	67,115,892
Ratios:
Tier I to average assets	4.0%	4.0%	5.0%	5.0%	6.8%	7.1%
Tier I to risk- weighted assets	4.0%	4.0%	6.0%	6.0%	9.6%	10.1%
Total capital to risk- weighted assets	8.0%	8.0%	10.0%	10.0%	10.9%	11.1%

16.	EARNINGS PER SHARE

In the calculation of basic and diluted earnings per share, net income is identical. Below is a reconciliation for the three years in the period ended December 31, 2003, of the difference between basic weighted average shares outstanding and diluted weighted average shares outstanding.

	2003	2002	2001
Weighted average shares—basic	8,301,774	7,905,657	7,816,634
Effect of dilutive securities:
Stock options	736,572	848,145	535,434

Weighted average shares—diluted	9,038,346	8,753,802	8,352,068

During August 2000, the Company declared a one-for-four reverse stock split effective October 18, 2000, to shareholders of record on August 25, 2000. All references to per share and weighted average share information in the consolidated financial statements reflect this reverse stock split.

17.	EMPLOYEE BENEFITS

The Company has a 401(k) savings plan for all employees who have completed ninety days of service and are twenty-one years of age or more. The Company generally matches fifty percent of employee contributions to the plan up to a maximum of six percent of gross wages. The Company’s contributions to the plan are included in salaries and employee benefits expense on the consolidated statements of income and amounted to $222,682, $240,204, and $160,645, in 2003, 2002 and 2001, respectively.

18.	FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows at December 31, 2003 and 2002:

	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$51,025,577	$51,025,577	$28,061,479	$28,061,479
Federal funds sold	—	—	18,922,000	18,922,000
Securities available-for-sale	303,580,832	303,580,832	257,971,420	257,971,420
Securities held-to-maturity	3,882,845	3,972,533	8,228,563	8,335,437
Federal Home Loan and Federal Reserve Bank stock	4,414,750	4,414,750	4,113,200	4,113,200
Loans	566,730,369	567,365,606	538,263,372	542,273,313
Loans held for sale	4,929,397	5,051,626	19,431,829	19,702,977
Total servicing rights	4,803,528	4,803,528	3,860,421	3,860,421
Accrued interest receivable	3,947,920	3,947,920	3,713,438	3,713,438
Rate lock commitments—net	122,229	122,229	271,148	271,148
Financial liabilities:
Deposits with defined maturities	389,280,590	390,291,755	378,923,774	380,041,682
Deposits with undefined maturities	412,163,440	412,163,440	379,447,963	379,447,963
Other borrowings and repurchase agreements	91,950,000	91,950,000	76,581,494	76,581,494
Accrued interest payable	1,558,968	1,558,968	1,478,173	1,478,173
Off-balance sheet items:
Commitments to extend credit	—	120,382,048	—	102,904,596
Credit card commitments	—	258,520	—	425,691
Standby letters of credit	—	19,849,063	—	19,971,453

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. These fair values are provided for disclosure purposes only and do not impact carrying values of financial statement amounts.

Cash and Cash Equivalents—The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values, which includes cash on hand and amounts due from banks.

Federal Funds Sold—The carrying amount for federal funds sold approximates those assets’ fair value.

Investment Securities (including mortgage-backed securities)—Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Federal Home Loan and Federal Reserve Bank stock—The carrying amount for these securities approximates fair value.

Loans—For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

Loans Held for Sale—Fair values for loans held for sale are based on quoted market prices in the secondary market.

Servicing Rights—The fair values of mortgage servicing rights and commercial servicing rights are estimated using discounted cash flows based on a current market interest rate.

Accrued Interest Receivable—The carrying amounts of accrued interest approximates fair value.

Rate Lock Commitments, net—The fair values of mortgage rate lock commitments and forward sales contracts are reflected on a net basis and are estimated based on quoted market prices.

Deposits with Defined Maturities—The fair value for defined maturity deposits, primarily certificates of deposit, is calculated by discounting future cash flows to their present value. Future cash flows, consisting of principal and interest payments, are discounted using rates offered on similar instruments based on the remaining maturity.

Deposits with Undefined Maturities—The fair value of undefined maturity deposits is equal to the carrying value and includes demand deposits, savings accounts, NOW accounts and money market deposit accounts.

Other Borrowings and Repurchase Agreements—The carrying amounts of other borrowings and repurchase agreements approximate their fair values.

Off-Balance Sheet Instruments—Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. The fees charged for covered call options are representative of their fair value.

19.	PARENT COMPANY ONLY FINANCIAL INFORMATION

Financial information for Franklin Financial Corporation, the parent company, as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 is as follows:

CONDENSED BALANCE SHEETS	2003	2002
ASSETS
Cash	$378,267	$69,399
Investment in subsidiaries	67,804,333	62,284,408
Other	10,332,165	9,342,258

TOTAL	$78,514,765	$71,696,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$21,480,459	$23,147,900
Stockholders’ equity	57,034,306	48,548,165

TOTAL	$78,514,765	$71,696,065

CONDENSED STATEMENTS OF INCOME	2003	2002	2001
INCOME:
Management fees and rental income	$1,291,522	$1,289,044	$1,206,587
Interest income	93,750	111,198	182,319
Other income	—	397	—

	1,385,272	1,400,639	1,388,906
EXPENSES:
Interest expense	953,572	1,117,904	1,609,990
Salaries and employee benefits	552,914	548,321	502,451
Other	921,202	1,033,322	682,514

	2,427,688	2,699,547	2,794,955
LOSS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(1,042,416)	(1,298,908)	(1,406,049)
INCOME TAX BENEFIT	347,903	441,629	478,056

LOSS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(694,513)	(857,279)	(927,993)
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	10,492,381	11,942,372	7,835,080

NET INCOME	$9,797,868	$11,085,093	$6,907,087

CONDENSED STATEMENTS OF CASH FLOWS:	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,797,868	$11,085,093	$6,907,087
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	105,791	105,791	78,428
Equity in undistributed earnings of subsidiaries	(10,492,381)	(11,942,372)	(7,835,080)
Increase in other assets	(1,095,696)	(637,534)	(742,258)
Increase (decrease) in other liabilities	(368,557)	(41,988)	78,684
Tax benefit of stock options exercised	951,356	382,091	9,436

Net cash used in operating activities	(1,101,619)	(1,048,919)	(1,503,703)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of premises and equipment	—	—	—

Net cash used in investing activities	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,902,665)	(1,734,577)	(1,641,212)
Dividends received from subsidiary	1,875,000	1,720,000	2,155,000
Net proceeds from issuance of common stock	2,800,726	532,920	108,605
Purchase of subsidiaries stock	—	—	(525,000)
(Repayments) proceeds from borrowings—net	(1,362,574)	490,731	97,495

Net cash provided by financing activities	1,410,487	1,009,074	194,888
NET INCREASE (DECREASE) IN CASH	308,868	(39,845)	(1,308,815)
CASH—Beginning of year	69,399	109,244	1,418,059

CASH—End of year	$378,267	$69,399	$109,244

20.	SEGMENT REPORTING

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

The Mortgage Banking segment originates, purchases and sells residential mortgage loans. It sells loan originations into the secondary market, but retains much of the applicable servicing. As a result of the retained servicing, the Mortgage Banking segment capitalizes mortgage-servicing rights into income and amortizes these rights over the estimated lives of the associated loans. Its primary revenue is other income, but it also reports interest income earned on warehouse balances waiting for funding. The segment originates retail mortgage loans in the Nashville and Chattanooga, Tennessee metropolitan areas. It also purchases wholesale mortgage loans through correspondent relationships with other banks.

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

	2003

		Mortgage
	Bank	Banking	All Other	Eliminations	Consolidated

Total interest income	$45,664,735	$1,009,212	$2,741,853	$(2,881,773)	$46,534,027
Total interest expense	14,483,962	153,903	1,726,675	(1,160,676)	15,203,864

Net interest income	31,180,773	855,309	1,015,178	(1,721,097)	31,330,163
Provision for loan losses	3,122,000	—	—	—	3,122,000

Net interest income after provision	28,058,773	855,309	1,015,178	(1,721,097)	28,208,163

Total other income	5,434,869	5,430,069	10,218,325	(9,908,903)	11,174,360
Total other expense	18,451,039	5,262,269	2,061,581	(1,291,522)	24,483,367

Income before taxes	15,042,603	1,023,109	9,171,922	(10,338,478)	14,899,156
Provision for income taxes	5,155,866	387,860	(442,438)	—	5,101,288

Net income	$9,886,737	$635,249	$9,614,360	$(10,338,478)	$9,797,868

Other significant items
Total assets	$919,586,521	$31,913,862	$95,634,229	$(93,569,800)	$953,564,812
Depreciation, amortization and accretion	2,880,929	1,716,853	125,531	—	4,723,313
Revenues from external customers
Total interest income	45,524,815	1,009,212	—	—	46,534,027
Total other income	5,434,869	5,430,069	309,422	—	11,174,360

Total income	$50,959,684	$6,439,281	$309,422	$—	$57,708,387

Revenues from affiliates
Total interest income	$139,920	—	$2,741,853	$(2,881,773)	—
Total other income	—	—	9,908,903	(9,908,903)	—

Total income	$139,920	$—	$12,650,756	$(12,790,676)	$—

	2002

		Mortgage
	Bank	Banking	All Other	Eliminations	Consolidated

Total interest income	$49,806,034	$981,641	$2,704,448	$(2,869,220)	$50,622,903
Total interest expense	17,177,780	182,561	1,991,154	(1,331,781)	18,019,714

Net interest income	32,628,254	799,080	713,294	(1,537,439)	32,603,189
Provision for loan losses	2,665,000	—	—	—	2,665,000

Net interest income after provision	29,963,254	799,080	713,294	(1,537,439)	29,938,189

Total other income	4,426,263	5,420,911	12,277,096	(11,511,417)	10,612,853
Total other expense	16,781,990	4,818,917	2,556,666	(1,289,044)	22,868,529

Income before taxes	17,607,527	1,401,074	10,433,724	(11,759,812)	17,682,513
Provision for income taxes	6,654,653	452,737	(509,970)	—	6,597,420

Net income	$10,952,874	$948,337	$10,943,694	$(11,759,812)	$11,085,093

Other significant items
Total assets	$863,836,242	$25,053,168	$89,006,618	$(86,663,111)	$891,232,917
Depreciation, amortization and accretion	(495,380)	884,012	133,714	—	522,346
Revenues from external customers
Total interest income	49,641,262	981,641	—	—	50,622,903
Total other income	4,426,263	5,420,911	765,679	—	10,612,853

Total income	$54,067,525	$6,402,552	$765,679	$—	$61,235,756

Revenues from affiliates
Total interest income	$164,772	$—	$2,704,448	$(2,869,220)	$—
Total other income	—	—	11,511,417	(11,511,417)	—

Total income	$164,772	$—	$14,215,865	$(14,380,637)	$—

	2001

		Mortgage
	Bank	Banking	All Other	Eliminations	Consolidated
Total interest income	$49,337,165	$1,009,166	$3,604,315	$(3,805,967)	$50,144,679
Total interest expense	25,880,273	424,950	2,876,986	(2,075,917)	27,106,292

Net interest income	23,456,892	584,216	727,329	(1,730,050)	23,038,387
Provision for loan losses	1,575,000	—	—	—	1,575,000

Net interest income after provision	21,881,892	584,216	727,329	(1,730,050)	21,463,387

Total other income	4,244,675	3,487,316	7,587,174	(6,886,668)	8,432,497
Total other expense	14,553,017	3,589,535	2,126,425	(1,206,587)	19,062,390

Income before taxes	11,573,550	481,997	6,188,078	(7,410,131)	10,833,494
Provision for income taxes	4,346,171	140,217	(559,981)	—	3,926,407

Net income	$7,227,379	$341,780	$6,748,059	$(7,410,131)	$6,907,087

Other significant items
Total assets	$709,094,271	$23,747,374	$75,236,902	$(72,227,169)	$735,851,378
Depreciation, amortization and accretion	(341,364)	530,916	141,645	—	331,197
Revenues from external customers
Total interest income	49,135,513	1,009,166	—	—	50,144,679
Total other income	4,244,675	3,487,316	700,506	—	8,432,497

Total income	$53,380,188	$4,496,482	$700,506	$—	$58,577,176

Revenues from affiliates
Total interest income	$201,652	$—	$3,604,315	$(3,805,967)	$—
Total other income	—	—	6,886,668	(6,886,668)	—

Total income	$201,652	$	$10,490,983	$(10,692,635)	$—

21.	DEFINITIVE AFFILIATION AGREEMENT

On July 23, 2002, the Company signed a definitive affiliation agreement, as amended on September 9, 2002 and December 10, 2002, which provides for the acquisition of the Company by Fifth Third Bancorp (“Fifth Third”) through a merger of the Company with and into a wholly owned subsidiary of Fifth Third. The Board of Directors of the Company approved the definitive affiliation agreement and the transactions contemplated thereby.

On March 27, 2003, the Company entered into an additional amendment to the affiliation agreement to extend its termination date to June 30, 2004. As consideration for this amendment, Fifth Third agreed to amend the exchange ratio to provide that each outstanding share of Franklin Financial common stock will be exchanged for that number of shares of Fifth Third common stock equal to (1) the sum of (a) $31.00 and (b) any increase in the book value per share of Franklin Financial common stock, excluding certain items, from March 31, 2003 through the end of the fiscal quarter preceding the effective time of the merger divided by (2) the average closing price of Fifth Third common stock for the 10 consecutive trading days ending on the fifth day before the effective date of merger. Further, in the event that Fifth Third is not granted regulatory approval for the merger on or before May 31, 2004, the Company will have the right to terminate the agreement and to receive a termination fee of $27 million from Fifth Third.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There has been no occurrence requiring a response to this item.

Item 9A. Controls and Procedures.

     Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. As of December 31, 2003, management, including the Company’s principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures, and, based on its evaluation, our principal executive and financial officer have concluded that these controls and procedures are operating effectively. There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the fourth quarter 2003. Management noted no significant deficiencies in the design or operation of the Company’s internal controls and the Company’s auditors were so advised.

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

     Presently, the Board of Directors of the Company consists of seven directors. The Company’s By-Laws provide that the Board of Directors shall consist of not less than five nor more than twenty-five members, the precise number to be determined from time to time by the Board of Directors. With the exception of Mr. Fisher, Ms. Smiley and Mr. Cross, each of the Company’s directors have served as directors of the Company since December 1988. Mr. Fisher has been a member of the Board of Directors since January 2002. Ms. Smiley and Mr. Cross have served as directors of the Company since May 2000.

     James W. Cross, IV, age 40, has been the owner and President of Century Construction Company, Inc. since 1983.

     Robert C. Fisher, age 55, has served as President of Belmont University since April 2000. From July 1996 to April 2000, Mr. Fisher served as Vice President of Academic Affairs for Arkansas State University.

     Gordon E. Inman, age 65, has served as Chairman of the Board of the Company since December 1988 and of the Bank since May 1989. In October of 2002, Mr. Inman was appointed

President and Chief Executive Officer of the Company. In addition, Mr. Inman was the owner of Inman Realtors, a real estate brokerage firm from 1979 to 1996. Mr. Inman is also a Trustee of Belmont University in Nashville, Tennessee.

     D. Wilson Overton, age 54, is an independent Certified Public Accountant and has been the owner of Wilson Overton CPA and an independent consultant since 1999. From September 1996 through 1999, Mr. Overton was a CPA with and a shareholder of Williams, Crosslin, Sparks & Vanden, P.C. From 1992 to September 1996, Mr. Overton was a shareholder in the regional accounting firm of Home CPA Group, a professional association.

     Edward M. Richey, age 52, has served as the President of Richey Insurance Service, Inc. since 1976. From 1979 to 1997, Mr. Richey was also the owner and a director of Goodman, Inman & Richey, Inc., a weight loss franchise operation, of which he served as President from 1979 to 1986.

     Edward P. Silva, age 61, is an attorney-at-law who has been a partner in the law firm of Hartzog, Silva & Davies since 1974.

     Melody J. Smiley, age 51, is a Certified Public Accountant and has been the sole owner of Melody J. Smiley, CPA, since 1986.

Executive Officers

     The executive officers of the Company are as follows:

Name	Age	Position Held
Gordon E. Inman	65	Chairman of the Board, President and Chief Executive Officer

J. Myers Jones, III	53	President of Franklin National Bank

George J. Regg, Jr.	59	Executive Vice President, Secretary and General Counsel

John P. Slayden	51	Senior Vice President

Kelly S. Swartz	35	Vice President and Chief Financial Officer

     Executive officers are appointed by the Board of Directors of the Company and hold office at the pleasure of the Board. Executive officers devote their full time to the affairs of the Company. See “Directors” above for information with respect to Gordon E. Inman.

     J. Myers Jones, III has served as President and Chief Executive Officer of the Bank since August 1992. From 1989 to 1992, Mr. Jones served as County Executive Officer of NationsBank of Tennessee, N.A.

     George J. Regg, Jr. has served as Executive Vice President, Secretary and General Counsel of the Company since February 2001 and as Senior Vice President, Secretary and General Counsel of the Company from November 1997 to January 2001. Mr. Regg served as President of Goodman, Inman, Richey, Inc., a weight loss franchise operation, from 1994 to 1997, and as its Vice President and General Counsel from 1983 to 1994.

     John P. Slayden has served as Senior Vice President and Credit Administrator of the Company since June 1998. Mr. Slayden served as Executive Vice President of First American National Bank from 1982 to 1998.

     Kelly S. Swartz has served as Vice President of the Company and Bank since June 2003 and as Chief Financial Officer of the Company since August, 2003 and Comptroller of the Bank since August 2003. Mrs. Swartz is a certified public accountant and from March 2000 to June 2003 was an independent consultant. From June 1990 to March 2000, Mrs. Swartz was employed by Deloitte & Touche, LLP a National accounting firm, and served in various capacities including Senior Manager of Audit Services.

     There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

Audit Committee of the Board of Directors

     The Board of Directors has established a standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee presently consists of D. Wilson Overton, James W. Cross, IV, and Melody J. Smiley. The Board of Directors has determined that D. Wilson Overton is an “audit committee financial expert” as such term has been defined by SEC rules. The Audit Committee has been assigned the principal function of reviewing the internal and external financial reporting of the Company, reviewing the scope of the independent audit, pre-approving all expenses relating to services provided by the Company’s independent accountants and considering comments by the auditors regarding internal controls and accounting procedures and management’s response to these comments. The Company has adopted a written charter for the Audit Committee which was included with the proxy statement for the Company’s 2001 Annual Meeting of Shareholders.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own more than 10% of the outstanding Common Stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with except for the following: (i) Mrs. Swartz failed to file on a timely basis the initial report on Form 3. The report was subsequently filed on February 25, 2004.

     Although it is not the Company’s obligation to make filings pursuant to Section 16 of the Securities Exchange Act of 1934, the Company has adopted a policy requiring all Section 16 reporting persons to report to the General Counsel of the Company prior to engaging in any transactions in the Company’s Common Stock.

Code of Ethics

     The Company has adopted a code of ethics that applies to the Chief Executive Officer, Chief Financial Officer and other Senior Financial Officers. A copy of the code of ethics has been filed with this Annual Report as Exhibit 14.1. In the event that the Company makes any amendment to, or grants any waiver from, a provision of the code of ethics that requires disclosure under applicable SEC or Nasdaq rules, the Company intends to disclose such amendment or waiver and the reasons therefor on its website (www.franklinnetbranch.com).

Item 11. Executive Compensation

     The following table provides certain summary information for the fiscal years ended December 31, 2003, 2002 and 2001 concerning compensation paid or accrued by the Company to or on behalf of the Company’s Chief Executive Officer and the other executive officers of the Company who earned more than $100,000 during fiscal 2003 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation
				Restricted	Number
Name and				Stock	of Options	All Other
Principal		Salary	Bonus	Awards(1)	Awarded	Compensation
Position	Year	($)	($)	($)	(#)	($)
Gordon E. Inman	2003	$231,525	$173,150	—	—	$39,434	(2)
Chairman,	2002	220,500	—	31,500	229,750	131,553	(3)
President and	2001	210,000	—	—	266,666	26,875	(4)
Chief Executive Officer
J. Myers Jones	2003	$151,705	$40,071	—	—	$9,400	(5)
President of	2002	139,283	—	16,643	18,819	7,033	(6)
Franklin National	2001	133,101	—	—	25,000	5,711	(7)
Bank
George J. Regg,	2003	$167,087	$42,979	—	—	$12,800	(8)
Jr. Executive	2002	150,917	—	17,168	19,078	9,894	(9)
Vice President,	2001	137,250	—	—	25,000	7,454	(10)
Secretary and General Counsel
John P. Slayden	2003	$114,200	$31,475	—	—	$4,764	(11)
Senior Vice	2002	104,900	—	12,583	16,791	3,430	(12)
President	2001	100,650	—	—	5,000	3,100	(13)

(1)	The amounts under the “Restricted Stock Awards” column represent the market value of restricted shares of Franklin common stock based on the closing price of the common stock on the respective dates of grant. Aggregate restricted stock holdings in terms of number of shares and dollar values as of December 31, 2003, for each Named Executive Officer were as follows: Mr. Inman: 1,800, $41,274; Mr. Jones: 951, $21,806; Mr. Regg: 981, $22,494; and Mr. Slayden: 719, $16,487. The restrictions on these shares of common stock lapse in equal increments over a period of four years and each share earns dividends as they are declared and paid by the Board of Directors.

(2)	Includes $9,934 paid in 2003 to Mr. Inman in lieu of cafeteria plan benefits, $6,000 in matching contributions under the Company’s 401(k) plan, $23,500 awarded to Mr. Inman as compensation for his services as a director of the Company and the Bank.

(3)	Includes $10,153 paid in 2002 to Mr. Inman in lieu of cafeteria plan benefits, $5,500 in matching contributions under the Company’s 401(k) plan, $17,000 awarded to Mr. Inman as compensation for his services as a director of the Company and the Bank, and a $900 auto allowance. Also includes $70,000 recognized as compensation for the receipt of an automobile and $28,000 as compensation for club membership dues paid on his behalf.

(4)	Includes $10,525 paid in 2001 to Mr. Inman in lieu of cafeteria plan benefits and $5,031 in matching contributions under the Company’s 401(k) plan. Also includes $11,319 as the value of 770 shares of common stock awarded to Mr. Inman as compensation for his services as a director of the Company and the Bank, and a $2,100 auto allowance.

(5)	Includes $6,000 paid in 2003 to Mr. Jones in matching contributions under the Company’s 401(k) plan and $3,400 awarded to Mr. Jones as compensation for his service as a director of the Bank.

(6)	Includes $4,533 paid in 2002 to Mr. Jones in matching contributions under the Company’s 401(k) plan and $2,500 awarded to Mr. Jones as compensation for his service as a director of the Bank.

(7)	Includes $4,094 paid in 2001 to Mr. Jones in matching contributions under the Company’s 401(k) plan and $1,617 as the value of 110 shares of common stock awarded to Mr. Jones as compensation for his service as a director of the Bank.

(8)	Includes $6,000 paid in 2003 to Mr. Regg in matching contributions under the Company’s 401(k) plan and $6,800 awarded to Mr. Regg as compensation for his service as an officer of the Company.

(9)	Includes $4,894 paid in 2002 to Mr. Regg in matching contributions under the Company’s 401(k) plan and $5,000 awarded to Mr. Regg as compensation for his service as an officer of the Company.

(10)	Includes $4,220 paid in 2001 to Mr. Regg in matching contributions under the Company’s 401(k) plan and $3,234 as the value of 220 shares of common stock awarded to Mr. Regg as compensation for his service as an officer of the Company.

(11)	Includes $4,764 paid in 2003 to Mr. Slayden in matching contributions under the Company’s 401(k) plan.

(12)	Includes $3,430 paid in 2002 to Mr. Slayden in matching contributions under the Company’s 401(k) plan.

(13)	Includes $3,100 paid in 2001 to Mr. Slayden in matching contributions under the Company’s 401(k) plan.

Director Compensation

     The Company awarded $3,400 to each outside director of the Company as compensation for his service as a director of the Company during 2003. Gordon Inman received $23,500 as compensation for his service as Chairman of the Board of Directors of the Company. The Bank’s outside directors currently receive a fee of $1,000 per month. In addition, each director of the Bank (other than J. Myers Jones) was awarded $1,700 as compensation for his service as a director of the Bank during 2003. Mr. Jones was awarded $3,400 as compensation for his service as a director of the Bank during 2003. Compensation to be paid to directors of the Company and the Bank during fiscal 2004 has not yet been established.

Employment Agreement

     On January 1, 2000, the Company entered into an employment agreement with Gordon E. Inman, pursuant to which Mr. Inman serves as Chairman of the Board. The employment agreement is for a term of five years, expiring on December 31, 2004, and provides for automatic renewal for a period of one additional year unless the Company gives prior written notice that the agreement shall not be so extended. The agreement provides for Mr. Inman to be paid an initial annual base salary of $200,000, with the amount of the base salary to be increased annually by 5%. The agreement also provides for the annual grant of stock options to Mr. Inman. These options are to be granted by the Board of Directors of the Company. The agreement also provides for Mr. Inman to receive the use of a Company automobile, as well as health, disability and life insurance.

Stock Option Plan

     On April 18, 2000, the Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”), which was subsequently approved by the Company’s shareholders on May 16, 2000. The 2000 Plan was established for employees who are contributing significantly to the management or operation of the business of the Company or its subsidiaries as determined by the Stock Option Committee (the “Committee”). The Plan provides for the grant of incentive and non-qualified stock options to purchase up to 1,875,000 shares of Common Stock at the discretion of the Committee. The option exercise price of incentive stock options must be at least 100% (110% in the case of a holder of 10% or more of the

Common Stock) of the fair market value of the stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Incentive stock options granted pursuant to the Plan will expire on or before (i) the date which is the tenth anniversary of the date the option is granted, or (ii) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company.

     There were no grants of stock options made during the fiscal year ended December 31, 2003 due to the Company’s pending merger. See Part I, Item 1. Business-Recent Developments for more information regarding the merger.

     The following table presents information regarding options exercised during 2003 and the value of unexercised options and warrants held at December 31, 2003 by the Named Executive Officers. There were no SARs outstanding during fiscal 2003.

Value of Unexercised In-
			Number of Unexercised	The-Money Options at
	Shares		Options at Fiscal Year	Fiscal Year End(1)
	Acquired on	Value	End Exercisable/	Exercisable / Unexercisable
Name	Exercise	Realized	Unexercisable (#)	($)
Gordon E. Inman	—	—	1,215,604 / 11,813	$25,404,117 / $178,369
J. Myers Jones	61,256	$1,459,050	71,616/14,114	1,474,768/213,125
George J. Regg, Jr.	—	—	20,270/30,809	354,827/541,708
John P. Slayden	—	—	7,148/16,143	118,060/259,888

(1)	Dollar values calculated by determining the difference between the closing price value of the Company’s common stock on December 31, 2003 ($30.60) and the exercise price of such options.

Restricted Stock Plan

     On April 17, 2001, the Board adopted the Franklin Financial Corporation 2001 Key Employee Restricted Stock Plan (the “Restricted Stock Plan”), which was subsequently approved by the Company’s shareholders on May 15, 2001. The Restricted Stock Plan was established to further enable the Company to attract and retain individuals with the talent to perform services that advance the interests of the Company. The Restricted Stock Plan authorizes the Company to issue up to 250,000 shares of the Company’s common stock to top executives or key management of the Company and its subsidiaries. Shares issued under the Restricted Stock Plan are restricted for a specific period or periods determined by the committee of the Board of Directors which administers the Restricted Stock Plan (the “Committee”) and set forth in the agreement that evidences the restricted stock grant. During the period or periods of restriction, the shares of restricted stock granted may not be sold, transferred, pledged, assigned or otherwise disposed of. The Committee may establish additional restrictions, which will be set forth in the restricted stock award agreement, including a stipulated price for each share of restricted stock, restrictions based upon the achievement of specific performance goals, time-based restrictions on vesting following the attainment of performance goals, or any other restriction permissible under federal and state securities laws. Shares issued pursuant to the Restricted Stock Plan become freely transferable by the participant after the last day of the period or periods of restriction.

Compensation Committee Interlocks and Insider Participation

     The Board of Directors does not have a Compensation Committee, the functions which would be served by such a committee being reserved to the independent members of the Board of Directors. Gordon E. Inman, the Company’s Chairman of the Board, President and Chief Executive Officer is an executive officer who is also a member of the Company’s Board of Directors.

     In January 1989, the organizers of the Company entered into an agreement with Gordon E. Inman, the Chairman, President and Chief Executive Officer of the Company and Chairman of the Board of the Bank, to lease a two-story office building and property located adjacent to same. Since 1989, the Company and Mr. Inman entered into several addendums to the lease agreement providing for the lease of additional space in the building. The monthly rental on the office building is presently $40,815, with increases to be made on an annual basis based on any increase in the Consumer Price Index (“CPI”) during the previous year. The ground lease with respect to the property adjacent to the building requires that the Company pay a monthly rental of $650, with increases to be made on an annual basis based on the increase in the CPI during the previous year. In December 1993, the Bank entered into an agreement with Mr. Inman for the lease of office/warehouse space on Main Street in Franklin, Tennessee. As amended, the monthly rental on this facility is presently $10,407, with increases to be made on an annual basis based on any increase in the CPI during the previous year. In 2000, the Bank also entered into a lease agreement with Mr. Inman for an additional building on Main Street in Franklin, Tennessee with a monthly rental of $4,540. Lease payments to Mr. Inman by the Company with respect to such properties totaled $678,115 during 2003 and $657,465 during 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of March 1, 2004 with respect to ownership of the outstanding Common Stock of the Company by (i) all persons known to the Company to own beneficially more than 5% of the outstanding shares of the Common Stock of the Company, (ii) each director and nominee for director of the Company, (iii) each Named Executive Officer (as defined herein) and (iv) all executive officers and directors of the Company as a group.

	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership(1)	Outstanding shares
Gordon E. Inman(2)	4,417,253	45.9%
J. Myers Jones(3)	181,400	2.1%
George J. Regg, Jr.(4)	91,254	1.1%
John P. Slayden(5)	13,771	*
James W. Cross, IV	12,636	*
Robert C. Fisher	300	*
D. Wilson Overton	76,005	*
Edward M. Richey(6)	1,018,967	12.1%
Edward P. Silva	26,931	*
Melody J. Smiley	11,663	*
All executive officers and directors as a group (10 persons)(7)	5,850,180	60.1%

*	Less than 1%

(1)	Except as otherwise indicated, each person named in this table possesses sole voting and investment power with respect to the shares beneficially owned by such person. “Beneficial Ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes warrants and options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Act”). The percentages are based upon 8,394,806 shares outstanding, except for certain parties who hold presently exercisable options to purchase shares. The percentages for those parties who hold presently exercisable options are based upon the sum of 8,394,806 shares plus the number of shares subject to presently exercisable options held by them, as indicated in the following notes.

(2)	Includes 1,219,542 shares subject to presently exercisable stock options. Mr. Inman’s business address is 230 Public Square, Franklin, Tennessee 37064.

(3)	Includes 76,321 shares subject to presently exercisable stock options.

(4)	Includes 31,040 shares subject to presently exercisable stock options.

(5)	Includes 12,646 shares subject to presently exercisable stock options.

(6)	Mr. Richey owns 879,411 shares individually, Mr. Richey’s wife owns 9,200 shares in her IRA and 144,356 shares are owned by Richey Insurance Company, an entity owned by Mr. Richey. Mr. Richey’s address is P. O. Box 277, Franklin, Tennessee 37065.

(7)	Includes 1,339,549 shares subject to presently exercisable stock options.

Change of Control

     As previously reported in its periodic reports filed with the Securities and Exchange Commission, the Company has entered into an Affiliation Agreement (as subsequently amended, the “Agreement”) with Fifth Third Bancorp and Fifth Third Financial Corporation. If completed, the transaction will result in a change in control of the Company with the Company being merged with and into Fifth Third Financial Corporation.

Equity Compensation Plans

     The following provides tabular disclosure of the number of securities to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans. All of the Company’s equity compensation plans have been approved by the Company’s shareholders.

	Number of
	Securities to be	Weighted
	Issued Upon	Average	Number of
	Exercise of	Exercise Price	Securities
	Outstanding	of Outstanding	Remaining
	Options,	Options,	Available for
	Warrants and	Warrants and	Future
Equity Plans Approved by Shareholders	Rights	Rights	Issuance
1990 Incentive Stock Option Plan	958,521	$7.62	—
2000 Incentive Stock Option Plan	959,334	$10.45	971,582
2000 Stock Purchase Plan	—	—	23,196
2001 Key Employee Restricted Stock Plan	—	—	236,497

Item 13. Certain Relationships and Related Transactions.

     For information regarding transactions between the Company and Mr. Inman, see “Item 11. Executive Compensation - Compensation Committee Interlocks and Insider Participation” above.

     The Bank has made outstanding loans to certain of the Company’s directors, executive officers, their associates and members of the immediate families of such directors and executive officers. These loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank and did not involve more than the normal risk of collectibility or present other unfavorable features.

Item 14. Principal Accountant Fees and Services.

     Deloitte & Touche LLP, which served as the Company’s independent public accountants for the year ended December 31, 2003, has been selected by the Board of Directors as the Company’s independent public accountants for the current fiscal year.

     Audit Fees. The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the audit of the Company’s annual financial statements testing requirements in accordance with FDICIA, quarterly review procedures and procedures performed in connection with the form S-4 Registration Statement were $490,541 for fiscal 2003 (of which 100% were pre-approved by the Audit Committee) and $565,218 for fiscal 2002.

     Audit-Related Fees. There were no fees billed by Deloitte & Touche LLP for audit-related services.

     Tax-Related Fees. The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for tax compliance, tax advice and tax planning were $24,000 for fiscal 2003 (of which 100% were pre-approved by the Audit Committee) and $32,665 for fiscal 2002. These fees were incurred in connection with the preparation of the Company’s tax returns.

     All Other Fees. There were no fees billed to the Company by Deloitte & Touche LLP for either fiscal 2003 or fiscal 2002 for any other services.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)(1). Financial Statements and Auditors’ Report.

     The following financial statements are filed with this report:

          Independent Auditors’ Report – Deloitte & Touche LLP

          Consolidated Balance Sheets – December 31, 2003 and 2002

          Consolidated Statements of Income – Years ended December 31, 2003, 2002 and 2001

          Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2003, 2002 and 2001

          Consolidated Statements of Cash Flows – Years ended December 31, 2003, 2002 and 2001

          Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules.

          All financial statement schedules of the Registrant have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     (3) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-18 under the Securities Act of 1933 for the Registrant, Registration No. 33-21232-A (referred to as “S-18”), (ii) the Annual Report on Form 10-K for the year ended December 31, 1989 for the Registrant (referred to as

“1989 10-K”), (iii) the Annual Report on Form 10-K for the year ended December 31, 1990 for the Registrant (referred to as “1990 10-K”), (iv) the Annual Report on Form 10-K for the year ended December 31, 1991 for the Registrant (referred to as “1991 10-K”), (v) the Registration Statement on Form S-2 (File No. 33-75678) of the Registrant (referred to as “S-2”), (vi) the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994 (referred to as “1994 10-QSB”), (vii) the Quarterly Report on Form 10-QSB, the quarter ended June 30, 1995 (referred to as “1995 10-QSB”), (viii) the Annual Report on Form 10-KSB for the year ended December 31, 1995 (referred to as “1995 10-KSB”), (ix) the Annual Report on Form 10-KSB for the year ended December 31, 1996 (referred to as “1996 10-KSB”), (x) the Annual Report on Form 10-KSB for the year ended December 31, 1997 (referred to as “1997 10-KSB”), (xi) the Annual Report on Form 10-KSB for the year ended December 31, 1998 (referred to as “1998 10-KSB”), (xii) the Annual Report on Form 10-K for the year ended December 31, 1999 (referred to as “1999 10-K”), (xiii) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-65359 (referred to as “1998 S-8”), (xiv) a Registration Statement on Form S-2 (File No. 333-38674) of the Registrant (referred to as “2000 S-2”), (xv) a Registration Statement on Form S-8 (File No. 333-52928) of the Registrant (referred to as “2000 S-8”), (xvi) the Annual Report on Form 10-K for the year ended December 31, 2000 (referred to as “2000 10-K”), (xvii) a Registration Statement on Form S-8 (File No. 333-76134) of the Registrant (referred to as “2001 S-8”). Except as otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

Exhibit No.		Description of Exhibit
*2.1	-	Affiliation Agreement, dated as of July 23, 2002, by and among Fifth Third Bancorp, Fifth Third Financial Corporation and Franklin Financial Corporation (the “Affiliation Agreement”) (July 2002 8-K).

*2.1.1	-	Amendment No. 1, dated September 9, 2002, to the Affiliation Agreement (September 2002 8-K).

*2.1.2	-	Amendment No. 2, dated December 10, 2002, to the Affiliation Agreement (December 2002 8-K).

*2.1.3	-	Amendment No. 3, dated March 27, 2003 to the Affiliation Agreement (March 2002 8-K).

*3.1	-	Charter dated December 27, 1988 (S-18).

*3.2	-	Amended and Restated Charter dated February 16, 1989 (S-18).

*3.2.1	-	Articles of Amendment dated May 20, 1997 (1997 10-KSB).

*3.2.2	-	Articles of Amendment dated May 19, 1998. (1998 10-KSB).

*3.2.3	-	Articles of Amendment dated October 17, 2000 (2000 10-K).

*3.3	-	By-Laws adopted December 30, 1988 (S-18).

*4.1	-	Amended and Restated Trust Agreement dated July 17, 2000 among Franklin Financial Corporation, SunTrust Bank. Wilmington Trust Company and the Administrative Trustees (2000 10-K).

Exhibit No.		Description of Exhibit
*4.2	-	Indenture dated July 17, 2000 between Franklin Financial Corporation and SunTrust Bank (2000 10-K).

*4.3	-	Guarantee Agreement dated July 17, 2000 by and between Franklin Financial Corporation and SunTrust Bank (2000 10-K).

*10.1	-	Lease Agreement dated January 5, 1989 among Steven G. Hall, Lawson H. Hardwick, III, Richard E. Herrington, Gordon E. Inman, D. Wilson Overton, Harold W. Pierce, Edward M. Richey and Edward P. Silva, and Gordon E. Inman for lease of offices at 230 Public Square, Franklin, Tennessee (S-18).

*10.2	-	Lease Agreement dated January 5, 1989 among Steven G. Hall, Lawson H. Hardwick, III, Richard E. Herrington, Gordon E. Inman, D. Wilson Overton, Harold W. Pierce, Edward M. Richey and Edward P. Silva, and Gordon E. Inman for lease of land at 216A and 216B East Main Street, Franklin, Tennessee (S-18).

*10.3	-	2000 Incentive Stock Option Plan (2000 S-8, Exhibit 10.1).

*10.4	-	2001 Key Employee Restricted Stock Plan (2001 S-8).

*10.8	-	1990 Incentive Stock Option Plan of Registrant, (1989 10-K).

*10.8.1	-	Amendment No. 1 to 1990 Incentive Stock Option Plan (1995 10-KSB).

*10.10	-	Second Amendment to Lease Agreement dated December 3, 1990 between Gordon E. Inman and Franklin Financial Corporation for lease of additional office space in Franklin, Tennessee (1991 10-K).

*10.13	-	Third amendment to Lease Agreement dated December 3, 1990 between Gordon B. Inman and Franklin Financial Corporation for lease of additional office space in Franklin, Tennessee (S-2).

*10.14	-	Lease Agreement dated December 16, 1993 by and between Gordon E. Inman and Franklin National Bank for lease of operations center at 334 Main Street, Franklin, Tennessee (S-2).

*10.14.1	-	First Amendment to Lease Agreement dated January 16, 1996 by and between Gordon B. Inman and Franklin National Bank for lease of additional office space in operations center. (1995 10-KSB).

*10.14.2	-	Third Amendment to Lease Agreement dated August 1, 1999 by and between Gordon E. Inman and Franklin National Bank for lease of additional office space in operations center. (1999 10-K)

*10.15	-	Lease Agreement dated August 16, 1993 between CNL Income Fund V. Ltd. and Franklin National Bank for lease of office space at the Williamson Square Center in Franklin, Tennessee (S-2).

*10.16	-	Agreement for Assignment of Lease, dated July 21, 1994, by and between First Union National Bank of Tennessee and Franklin National Bank regarding lease of property in Brentwood, Tennessee (1994 10-QSB).

Exhibit No.		Description of Exhibit
*10.17	-	Employment Agreement dated January 1, 2000 by and between Franklin Financial Corporation and Gordon E. Inman.

*10.18	-	Fourth amendment to Lease Agreement dated December 3, 1990 between Gordon E. Inman and Franklin Financial Corporation for lease of additional office space in Franklin, Tennessee (1997 10-KSB).

*10.19	-	Fifth amendment to Lease Agreement dated December 3, 1990 between Gordon E. Inman and Franklin Financial Corporation for lease of additional office space in Franklin, Tennessee. (1998 10-KSB).

*10.20	-	FNB 2000 Stock Purchase Plan (S-8, Exhibit 4.1)

14.1	-	Franklin Financial Corporation Code of Ethics

21.1	-	Subsidiaries of the Registrant

23.1	-	Consent of Deloitte & Touche LLP.

31.1	-	Certification of CEO pursuant to Rule 13a-14(a).

31.2	-	Certification of CFO pursuant to Rule 13a-14(a).

32.1	-	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

On October 31, 2003 the Company furnished a Form 8-K to the Commission in connection with the Company’s press release announcing the Company’s results for the three and six months ended September 30, 2003 and its financial condition as of September 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN FINANCIAL CORPORATION

Date: March 12, 2004	By:	/s/	Gordon E. Inman

Gordon E. Inman
Chairman, President and Chief Executive
Officer
(principal executive officer)

Date: March 12, 2004	By:	/s/	Kelly S. Swartz

Kelly S. Swartz
Vice President and Chief Financial Officer
(principal financial officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/Gordon E. Inman	Chairman of	March 12, 2004
the Board, President and
Gordon E. Inman	Chief Executive Officer

/s/ James W. Cross	Director	March 12, 2004

James W. Cross, IV

/s/ Robert C. Fisher	Director	March 12, 2004

Robert C. Fisher

/s/ Wilson Overton	Director	March 12, 2004

Wilson Overton

/s/ Melody J. Smiley	Director	March 12, 2004

Melody J. Smiley

/s/ Edward M. Richey	Director	March 12, 2004

Edward M. Richey

/s/ Edward P. Silva	Director	March 12, 2004

Edward P. Silva

Exhibit 31.1

I, Gordon E. Inman, certify that:

1.	I have reviewed this annual report on Form 10-K of Franklin Financial Corporation ;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) [Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986];

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 12, 2004

/s/ Gordon E. Inman

Gordon E. Inman
Chairman, President and Chief
Executive Officer

Exhibit 31.2

I, Kelly Swartz, certify that:

1.	I have reviewed this annual report on Form 10-K of Franklin Financial Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) [Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986];

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 12, 2004

/s/ Kelly S. Swartz

Kelly S. Swartz
Vice President and Chief
Financial Officer

FRANKLIN FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
14.1	-	Franklin Financial Corporation Code of Ethics

21.1	-	Subsidiaries of the Registrant

23.1	-	Consent of Deloitte & Touche LLP

32.1	-	Certifications of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	-	Certifications of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002