Form 10-Q
period 2004-03-31
FRANKLIN FINANCIAL CORP /TN/
filed 2004-05-10
CIK 846903

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended	Commission File Number:
March 31, 2004	0-24133

FRANKLIN FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Tennessee	62-1376024

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 Public Square, Franklin, Tennessee	37064

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(615)790-2265

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, No Par Value	8,458,723

Class	Outstanding at May 3, 2004

SECURITIES AND EXCHANGE COMMISSION
PART I. — FINANCIAL INFORMATION
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO & CFO

PART I. — FINANCIAL INFORMATION

Item I. Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	(In thousands)
	March 31,	December 31,
Assets	2004	2003
Cash and cash equivalents	$25,734	51,026
Investment securities available-for-sale, at fair value	75,197	72,417
Mortgage-backed securities available-for-sale, at fair value	236,564	231,164
Investment securities held-to-maturity, fair value $4,091 at March 31, 2004 and $3,897 December 31, 2003	4,007	3,812
Mortgage-backed securities held-to-maturity, fair value $73 at March 31, 2004 and $75 at December 31, 2003	68	71
Federal Home Loan and Federal Reserve Bank stock, restricted	4,448	4,415
Loans held for sale	6,067	4,929
Loans	577,723	566,730
Allowance for loan losses	(5,958)	(5,827)

Loans, net	571,765	560,903

Premises and equipment, net	8,505	8,728
Accrued interest receivable	4,234	3,948
Mortgage servicing rights	4,462	4,759
Repossessed and foreclosed assets, net	2,764	3,655
Other assets	3,777	3,738

Total assets	$947,592	953,565

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$76,749	86,761
Interest-bearing	724,456	714,683

Total deposits	801,205	801,444

Repurchase agreements	200	200
Long-term debt and other borrowings	79,953	91,750
Accrued interest payable	1,230	1,559
Other liabilities	2,704	1,578

Total liabilities	885,292	896,531

Stockholders’ equity:
Common stock, No par value. Authorized 500,000,000 shares; issued 8,450,517 and 8,382,222 at March 31, 2004 and December 31, 2003, respectively	17,112	16,350
Accumulated other comprehensive gain, net of tax	1,433	(290)
Unearned compensation related to outstanding restricted stock awards	(81)	(86)
Retained earnings	43,836	41,060

Total stockholders’ equity	62,300	57,034

	$947,592	953,565

See Notes to Unaudited Consolidated Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited and in thousands except for per share data)

	Three Months Ended
	March 31,
	2004	2003
Interest income:
Interest and fees on loans	$8,303	$8,588
Taxable securities	2,795	2,937
Tax-exempt securities	695	287
Federal funds sold	18	61

Total interest income	11,811	11,873

Interest expense:
Certificates of deposit over $100,000	1,084	1,244
Other deposits	1,455	1,765
Federal Home Loan Bank advances	837	830
Other borrowed funds	333	221

Total interest expense	3,709	4,060

Net interest income	8,102	7,813
Provision for loan losses	202	920

Net interest income after provision for loan losses	7,900	6,893
Other income:
Service charges on deposit accounts	815	648
Mortgage banking activities	490	1,365
Other service charges, commissions and fees	48	159
Commissions on sale of annuities and brokerage activity	63	27
Gain on sale of mortgage loans	—	492
Gain on sale of investment securities	584	377

Total other income	2,000	3,068

Other expenses:
Salaries and employee benefits	2,752	3,134
Occupancy expense	510	516
Mortgage banking	514	564
Furniture and equipment	247	309
Communications and supplies	104	150
Advertising and marketing	39	110
FDIC and regulatory assessments	80	75
Repossessed and foreclosed assets, net	62	22
Merger expenses	—	9
Other	624	574

Total other expenses	4,932	5,463

Income before income taxes	4,968	4,498
Income taxes	1,665	1,608

Net income	$3,303	$2,890

Net income per share — basic	$0.39	$0.35

Net income per share — diluted	$0.36	$0.33

Dividends declared per share	$0.0625	0.0578
Weighted average shares outstanding:
Basic	8,401	8,143
Diluted	9,131	8,845

See Notes to Unaudited Consolidated Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited and in thousands)

	Common Stock				Accumulated Other	Unamortized Cost of
			Comprehensive	Retained	Comprehensive	Restricted
	Shares	Amount	Income (Loss)	Earnings	Income (Loss)	Stock Awards	Total
BALANCE – JANUARY 1, 2004	8,382	$16,350		$41,060	$(290)	$(86)	$57,034
Comprehensive Income:
Net Income			3,303	3,303			3,303
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the year (net of tax of $1,062)			2,108
Less: Reclassification adjustment for gains included in net income (net of tax of $194)			(385)

Other comprehensive income			1,723		1,723		1,723

Comprehensive income			$5,026
Exercise of stock options and issuance of common stock	69	712					712
Tax benefit of stock options exercised		55					55
Cancellation of restricted stock	—	(5)				5	—
Cash dividend declared: $0.0625 per share				(527)			(527)
BALANCE – MARCH 31, 2004	8,451	$17,112		$43,836	$1,433	$(81)	$62,300

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	(In thousands)
	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$3,303	$2,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,048	912
Provision for loan losses	202	920
Loans originated for sale	(13,221)	(67,863)
Proceeds from sale of loans	14,320	68,722
Gain on sale of investment securities	(584)	(377)
(Gain) on sale of loans	(51)	(513)
Loss on repossessed and foreclosed assets, net	62	19
Gain on premises and equipment, net	—	(1)
Increase in accrued interest receivable	(286)	(120)
Decrease in accrued interest payable	(329)	(11)
Increase (decrease) in other liabilities	903	(1,494)
Decrease in other assets	(1,044)	(2,073)
Tax benefit of stock options exercised	55	(56)

Net cash provided by operating activities	4,378	955

Cash flows from investing activities:
Decrease in federal funds sold	—	18,922
Proceeds from sale of securities available-for-sale	14,658	17,777
Proceeds from maturities of securities available-for-sale	12,275	63,215
Proceeds from maturities of securities held-to-maturity	313	3,451
Purchases of securities available-for-sale	(32,001)	(98,361)
Purchase of Federal Home Loan and Federal Reserve stock	(33)	(36)
Net (increase) decrease in loans	(13,249)	3,782
Proceeds from sale of repossessed and foreclosed assets	718	68
Purchases of premises and equipment, net	(3)	(2)

Net cash (used in) provided by investing activities	(17,322)	8,816

Cash flows from financing activities Decrease in deposits	(239)	(23,341)
(Decrease) increase in other borrowings	(12,297)	17,872
Dividends paid	(524)	(460)
Net proceeds from issuance of common stock	712	2,021

Net cash used in financing activities	(12,348)	(3,908)

Net (decrease) increase in cash and cash equivalents	(25,292)	5,863

Cash and cash equivalents at beginning of period	51,026	28,061

Cash and cash equivalents at end of period	$25,734	$33,924

Cash payments for interest	$4,038	$4,071
Cash payments for income taxes	$319	$195

See Notes to Unaudited Consolidated Financial Statements

FRANKLIN FINANCIAL CORPORATION
Notes to Unaudited Consolidated Financial Statements

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Financial Corporation and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. During the three months ended March 31, 2004, there were no significant changes to those accounting policies except as they relate to the consolidation of the Company’s wholly-owned subsidiary, Franklin Capital Trust.

On March 31, 2004, the Company adopted the provisions of Financial Accounting Standards Board Interpretation Number (FIN) 46R, Consolidation of Variable Interest Entities – an interpretation of ARB 51 (revised December 2003), related to the consolidation of the wholly-owned subsidiary involved in the issuance of trust preferred securities. Effective March 31, 2004, the Company deconsolidated the wholly-owned subsidiary resulting in a recharacterization of the underlying consolidated debt obligation from the previous trust preferred securities obligations to the junior subordinated debenture obligations that exist between the Company and the issuing trust entity. See note H for discussion of certain guarantees that the Company has provided for the benefit of the wholly-owned issuing trust entity related to their debt obligations. The impact of adopting FIN 46R was not material to the Company’s unaudited, consolidated financial statements as of March 31, 2004.

Stock-based Compensation

At March 31, 2004, the Company has three stock-based employee compensation plans, which are described more fully in Note 14 to the Consolidated Financial Statements included in the Company’s 2003 Annual Report on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employee and related interpretations. The Company calculates compensation expense on the restricted stock plan as the difference between the market price of the underlying stock on the date of the grant and the purchase price, if any, and recognizes such amount on a straight-line basis over the restriction period in which the restricted stock is earned by the recipient. No stock-based employee compensation cost is reflected in net income for the Company’s two stock option plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

No options were granted during the three months ended March 31, 2004 and 2003, accordingly, if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation there would have been no effect on net income or earnings per share.

NOTE C — DIVIDENDS

In January 2004, the Company’s Board of Directors declared a $.0625 per share cash dividend payable on April 7, 2004.

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

The Mortgage Banking segment originates, purchases and sells residential mortgage loans. It sells loan originations into the secondary market, but retains much of the applicable servicing. As a result of the retained servicing, the Mortgage Banking segment capitalizes mortgage servicing rights and amortizes these rights over the estimated lives of the associated loans. Its primary sources of revenue are fees and servicing income, but it also reports interest income earned on warehouse balances waiting for funding. The segment originates retail mortgage loans in the Franklin and Nashville, Tennessee metropolitan areas. It also purchases wholesale mortgage loans through correspondent relationships with other banks.

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

Three Months Ended March 31, 2004

		Mortgage
(In thousands)	Bank	Banking	All Other	Eliminations	Consolidated
Total interest income	$11,541	$304	$544	$(578)	$11,811
Total interest expense	3,414	49	353	(107)	3,709

Net interest income	8,127	255	191	(471)	8,102
Provision for loan losses	202	—	—	—	202

Net interest income after provision	7,925	255	191	(471)	7,900

Total other income	1,460	477	3,396	(3,333)	2,000
Total other expense	3,905	947	404	(324)	4,932

Income before taxes	5,480	(215)	3,183	(3,480)	4,968

		Mortgage
(In thousands)	Bank	Banking	All Other	Eliminations	Consolidated
Provision for income taxes	1,897	(113)	(119)	—	1,665

Net income	$3,583	$(102)	$3,302	$(3,480)	$3,303

Other significant items
Total assets	$912,692	$32,013	$85,934	$(83,047)	$947,592
Depreciation, amortization and accretion	537	490	21	—	1,048
Revenues from external customers
Total interest income	$11,507	$304	$—	$—	$11,811
Total other income	1,460	477	63	—	2,000

Total income	$12,967	$781	$63	$—	$13,811

Revenues from affiliates
Total interest income	$34	$—	$544	$(578)	$—
Total other income	—	—	3,333	(3,333)	—

Total income	$34	$—	$3,877	$(3,911)	$—

Three Months Ended March 31, 2003

		Mortgage
(In thousands)	Bank	Banking	All Other	Eliminations	Consolidated
Total interest income	$11,684	$225	$677	$(713)	$11,873
Total interest expense	3,867	33	451	(291)	4,060

Net interest income	7,817	192	226	(422)	7,813
Provision for loan losses	920	—	—	—	920

Net interest income after provision	6,897	192	226	(422)	6,893

Total other income	1,131	1,851	2,995	(2,909)	3,068
Total other expense	3,906	1,407	472	(322)	5,463

Income before taxes	4,122	636	2,749	(3,009)	4,498
Provision for income taxes	1,473	232	(97)	—	1,608

Net income (loss)	$2,649	$404	$2,846	$(3,009)	$2,890

Other significant items
Total assets	$856,388	$28,593	$92,247	$(89,865)	$887,363
Depreciation, amortization and accretion	516	363	33	—	912
Revenues from external customers
Total interest income	$11,648	$225	$—	$—	$11,873
Total other income	1,131	1,851	86	—	3,068

Total income	$12,779	$2,076	$86	$—	$14,941

Revenues from affiliates
Total interest income	$36	$—	$677	$(713)	$—
Total other income	—	—	2,909	(2,909)	—

Total income	$36	$—	$3,586	$(3,622)	$—

NOTE E – LOANS

In addition to the disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 related to loans and allowance for loan losses, the following represents information regarding non-accrual loans and loans past due 90 days or more still accruing interest during the three-month period ended March 31, 2004.

	March 31, 2004	March 31, 2003	December 31, 2003
	(in thousands)
Loans accounted for on a non-accrual basis	$1,515	$5,362	$756
Accruing loans which are contractually past due 90 days or more as to principal and interest payments	757	604	1,957

NOTE F – MORTGAGE BANKING

The Company’s mortgage banking subsidiary has net worth requirements with the U.S. Department of Housing and Urban Development and Federal Home Loan Mortgage Corporation of $250,000. The Company exceeded this requirement as of March 31, 2004 and December 31, 2003.

Changes in the balance of mortgage servicing rights, net, were as follows:

	Three Months Ended March 31,
	2004	2003
	(In Thousands)
Balance — beginning of period	$4,759	$3,749
Additions	188	850
Amortization	(485)	(352)
Impairment adjustment	—	—

Balance — end of period	$4,462	$4,247

Accumulated amortization of mortgage servicing rights was approximately $4,397 and $3,911 at March 31, 2004 and December 31, 2003, respectively.

At March 31, 2004, the weighted-average amortization period of the Company’s mortgage servicing rights was 4.81 years. Projected amortization expense for the gross carrying value of mortgage servicing rights at March 31, 2004 is estimated to be as follows (in thousands):

Remainder of 2004	$1,332
2005	1,525
2006	813
2007	397
2008	253
After 2008	150

Gross carrying value of mortgage servicing rights	$4,470

NOTE G – DEFINITIVE AFFILIATION AGREEMENT

On July 23, 2002, the Company signed a definitive affiliation agreement, as amended on September 9, 2002, December 10, 2002 and March 27, 2003, which provides for the acquisition of the Company by Fifth Third Bancorp (“Fifth Third”) through a merger of the Company with and into a wholly-owned subsidiary of Fifth Third. The Board of Directors of the Company approved the definitive affiliation agreement and the transactions contemplated thereby.

The amendment entered into on March 27, 2003, extended the termination date to June 30, 2004. As consideration for this amendment, Fifth Third agreed to amend the exchange ratio to provide shareholders of the Company shares of Fifth Third common stock valued at a fixed price of $31.00 per share of the Company, plus any increase in the book value per share (excluding certain items as defined in the amendment) of the Company’s common stock from March 31, 2003 through the most recent quarter end prior to the closing.

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

Guarantees

In the ordinary course of business, the Company sells mortgage loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults and fraud. When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no defects, the Company has no commitment to repurchase the loan. The requirement to repurchase the loan or indemnify the investor is generally limited to 90 days from the date the related mortgage loan is sold to the investor. As of March 31, 2004, these guarantees totaled $13.2 million. No reserve has been established at March 31, 2004 to cover the potential exposure related to these guarantees as the Company does not believe the ultimate loss related to this exposure is material to the consolidated financial statements. As of March 31, 2004, the Company has also fully and unconditionally guaranteed $16 million of certain long-term borrowing obligations issued by a wholly-owned issuing trust entity that has been deconsolidated upon the adoption of the provisions of FIN 46R. See Note B for further discussion of adoption of FIN 46R.

The Company maintains insurance for general liability, director and officer liability and property. Certain policies are subject to deductibles.

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Franklin National Bank (the Bank), represents virtually all of the assets of the Company. The Bank, located in Franklin, Tennessee, opened in December of 1989 and continues to experience strong growth. The Bank has nine full service branches. In August 1996, the Bank opened an insurance subsidiary, Franklin Financial Insurance. Effective November 1, 2003, the Company ceased operations of the insurance agency. In October 1997, the Bank opened a financial services subsidiary, Franklin Financial Securities. The financial services subsidiary offers financial planning and securities brokerage services through Fifth Third Securities. In December 1997, the Bank began operating its mortgage division as a separate subsidiary, Franklin Financial Mortgage. Franklin Financial Mortgage originates, sells and services wholesale and retail mortgage loans. In September 2000, the Company formed Franklin Capital Trust I, a Delaware business trust and wholly owned subsidiary of the Company, for the purpose of issuing Trust Preferred Securities to the public. Effective January 1, 2004 this subsidiary is not consolidated in the Company’s consolidated financial statements. See Note B for a description of the de-consolidation of the Franklin Capital Trust subsidiary. In December 2000, the Company received approval from the Federal Reserve Bank to convert from a bank holding company to a financial holding company to allow the Company additional avenues for growth opportunities.

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

On April 7, 2004 Fifth Third announced that the Federal Reserve Bank of Cleveland and the Ohio Department of Commerce, Division of Financial Institutions had terminated the written agreement mentioned above.

On May 3, 2004 the Company’s shareholders approved the merger. The closing of the transaction is still subject to normal regulatory approvals. The terms of the Agreement and the amendments thereto are more fully described in the Company’s Current Reports on Form 8-K as filed with the Securities and Exchange Commission on July 25, 2002 (which report also contains a copy of the Affiliation Agreement), September 10, 2002, December 18, 2002 and March 27, 2003. The above description of the Agreement and the amendments thereto is qualified in its entirety by reference to the Agreement and the amendments, which are attached as exhibits to the Company’s Current Reports on Form 8-K and incorporated by reference into the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Policies

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, the Company has identified three policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s consolidated financial statements. These policies relate to the methodology for the determination of the allowance for loan and lease losses, the valuation of repossessed and foreclosed assets and to the valuation of mortgage servicing rights.

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

Servicing assets on loans sold are measured by allocating the previous carrying amount between the assets sold and the retained interests based on their relative fair values at the date of transfer. The Bank’s mortgage servicing rights are related to in-house originations serviced for others. The initial amount recorded as mortgage servicing rights is essentially the difference between the amount that can be realized when loans are sold, with servicing released, as compared to loans sold, with servicing retained. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights.

These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1 to the Consolidated Financial Statements included in the Company’s 2003 Annual Report on Form 10-K. Management believes that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in actual results differing from those estimates.

Financial Condition

Total assets decreased $6.0 million, or 0.6%, from December 31, 2003, to a total of $947.6 million at March 31, 2004. The decrease in assets is primarily due to a $25.3 million decrease in cash and cash equivalents which was partially used to pay down approximately $12.3 million in long-term debt and other borrowings, offset by a $10.9 million increase in net loans and an increase of $8.4 million in investment securities.

The Bank experienced strong loan demand as demonstrated by the increase in gross loans of $11.0 million, or 1.9%, since December 31, 2003. Loans held for sale increased $1.1 million, or 23.1% from December 31, 2003. The allowance for loan losses increased $131,000, or 2.3%, since December 31, 2003, to $6.0 million, or approximately 1.02% of total loans, at March 31, 2004. Management believes that the level of the allowance for loan losses is adequate at March 31, 2004. Management reviews in detail the level of the allowance for loan losses on a quarterly basis. The allowance is below the Bank’s peer group average as a percentage of loans; however, the Bank’s past due loans, at .69% of total loans at March 31, 2004, have historically been below peer group average. At March 31, 2004, the Bank had non-accrual loans of $1.5 million compared to non-accrual loans of $756,000 at December 31, 2003. At March 31, 2004, the Bank had loans that were specifically classified as impaired of approximately $21.0 million compared to $16.7 million at December 31, 2003. The allowance for loan losses related to impaired loans was $632,000 at March 31, 2004 compared to $388,000 at December 31, 2003. The average carrying value of impaired loans was approximately $18.8 million for the three-month period ended March 31, 2004. Interest income of approximately $318,000 was recognized on these impaired loans during the three-month period ended March 31, 2004.

At March 31, 2004 the fair value of securities classified as available-for-sale exceeded the cost of the securities by $2.4 million. At December 31, 2003 the cost of securities classified as available-for-sale exceeded the fair value of the securities by $470,000. As a result, an unrealized gain net of taxes of $1.4 million and an unrealized loss net of taxes of $290,000 at March 31, 2004 and December 31, 2003, respectively, is included in “Accumulated Other Comprehensive Income” in the stockholders’ equity section of the balance sheet. The change from an unrealized loss to an unrealized gain at March 31, 2004 is primarily due to the change in economic market conditions during the three months ended March 31, 2004.

Securities available-for-sale increased $8.2 million, or 2.7%, during the three months ended March 31, 2004. The increase was due to excess funds being invested in the investment portfolio during the first quarter of 2004 and securities called within the held-to-maturity portfolio being reinvested as available-for-sale. Securities held-to-maturity increased $192,000, or 4.9%, due the increase in investment in unconsolidated subsidiary of $500,000 as a result of a change in accounting principle offset by maturities of securities in the portfolio. Refer to Note B in the unaudited, consolidated financial statements included herein for further discussion of the change in accounting principle. Net premises and equipment decreased by $223,000, or 2.6%, since December 31, 2003 primarily due to depreciation expense. Accrued interest receivable increased $286,000, or 7.3%, since December 31, 2003. This increase is due to the combined increase of $20.5 million in loans and securities since December 31, 2003, offset partially by lower interest rates. Repossessed and foreclosed assets decreased $891,000, or 24.4%, since December 31, 2003 due to the sale of several pieces of other real estate owned .

Total deposits were $801.2 million at March 31, 2004, a decrease of $239,000, or .03%, since December 31, 2003. Accrued interest payable decreased $329,000, or 21.1%, since December 31, 2003. The decrease is primarily due to the decrease in long-term debit and other borrowings. Long-term debt and other borrowings decreased $11.8 million, or 12.9%, since December 31, 2003 due to paying off $15.0 million in Federal Home loan Bank overnight advances offset by increases in temporary federal funds purchased of $2.8 million. Also included in other borrowings is an additional $500,000 of subordinated debt payable to an unconsolidated subsidiary of the Company due to a change in accounting principle effective March 31, 2004. Refer to Note B in the unaudited, consolidated financial statements herein for further discussion on the change in accounting principle. Other liabilities increased $1.1 million, or 71.4%, since December 2003 primarily due to increases in accrued income taxes. Stockholders’ equity increased $5.3 million, or 9.2%, from December 31, 2003 to March 31, 2004. The increase is attributable to $3.3 million in net income, and an increase of $1.7 million in other accumulated comprehensive income offset by $528,000 in dividends declared. Stockholders’ equity also increased due to a $712,000 increase in common stock resulting from the exercise of stock options.

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

Management believes that liquidity is at an adequate level with cash and due from banks of $25.7 million at March 31, 2004. Loans and securities scheduled to mature within one year exceeded $258.5 million at March 31, 2004, which should provide further liquidity. In addition, approximately $311.8 million of securities are classified as available-for-sale and could be sold to help meet liquidity needs should they arise. The Company has a line of credit of $5.0 million with a lending institution and the Bank is approved to borrow up to $15.0 million in funds from the Federal Home Loan Bank through overnight advances and $72.50 million in federal funds lines to assist with capital and liquidity needs. The Company had $1.1 million in borrowings against its line of credit and the Bank had $4.5 million in federal funds purchased at March 31, 2004. In February and August, 1998 the Bank entered into long term convertible Federal Home Loan Bank advances with a ten year maturity and a one year call option totaling $6.0 million. During the fourth quarter of 1999, these advances converted to variable rate advances, which reprice quarterly based on 90-day LIBOR. As part of the leverage program, during the third quarter of 2000 the Bank entered into three long-term convertible Federal Home Loan Bank advances. One advance of $25.0 million has a ten year maturity with a three year call option. The other two advances totaling $27.0 million have a five year maturity with a one year call option. After the three and one year call options, these advances may be converted by the Federal Home Loan Bank from a fixed to a variable rate. The Bank has the right to repay the advances on the date of conversion to a variable rate without penalty. The Bank has $200,000 outstanding in repurchase agreements to further develop its relationship with customers. The Bank has approximately $76.1 million in brokered deposits at March 31, 2004. The majority of these brokered deposits are $100,000 or less, but they are generally considered to be more volatile than the Bank’s core deposit base.

Approximately $49.7 million in loan commitments are expected to be funded within the next six months. Approximately $5.0 million of these commitments are in the mortgage banking segment. Furthermore, the Bank has approximately $105.9 million of other loan commitments, primarily unused lines and letters of credit, which may or may not be funded. Commitments may be funded by core or brokered deposits, cash flow from the securities portfolio or other funding sources which the Bank maintains. The mortgage banking segment has $7.5 million commitments to sell loans at March 31, 2004.

Management monitors the Company’s asset and liability positions in order to maintain a balance between rate-sensitive assets and rate-sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company’s liquidity is adequate at March 31, 2004 and that liquidity will remain adequate over future periods. Other than as set forth above, there are no known trends, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities, which if they were to be implemented, would have a material adverse effect on the Company’s liquidity, capital resources or results of operations.

Net cash flow provided by operating activities was $4.4 million for the first three months of 2004. The sale of loans exceeded loans originated for sale by $1.1 million for the three months ended March 31, 2004. The majority of this change in cash flow is due to slightly less loan originations as compared to the sale of loans in the mortgage banking segment during the three months ended March 31, 2004. In addition, other liabilities increased $903,000 offset by an increase in other assets of $1.0 million for the three months ended March 31, 2003. Net income of $3.3 million also contributed to the cash flow provided by operating activities.

Net cash used by investing activities was $17.3 million for the three months ended March 31, 2004, which was largely due to the banking segment. The net change in the investment portfolio increased $4.8 million for the three months ended March 31, 2004 primarily due to excess funds being invested in the investment portfolio. The increase in the change in net loans was $13.2 million for the first three months of 2004 due to overall loan growth.

Net cash used in financing activities was $12.3 million for the first three months of 2004. The decrease in cash flow is primarily due to a decrease in other borrowings of $12.3 million in the first three months of 2004.

Equity capital exceeded regulatory requirements at March 31, 2004, at 8.2% of average assets. The Company’s and the Bank’s minimum capital requirements and compliance with the same are shown in the following table.

	Leverage Capital		Tier 1 Capital		Total Risk-Based Capital
	Regulatory		Regulatory		Regulatory
	Minimum	Actual	Minimum	Actual	Minimum	Actual
Company	3.0%	8.2%	4.0%	12.1%	8.0%	13.1%
Bank	3.0%	7.4%	4.0%	11.0%	8.0%	12.3%

Results of Operations

The Company had net income of $3.3 million in the first quarter of 2004 compared to net income of $2.9 million for the same period in 2003 an increase of $413,000, or 14.3%. Net income per basic and diluted share was $0.39 and $0.36, respectively, for the first quarter of 2004 compared to $0.35 and $0.33 for the first quarter of 2003.

Total interest income decreased $62,000, or 0.52%, in the three months ended March 31, 2004 compared to the same period in 2003. Total interest expense decreased $351,000, or 8.6%, for the three months ended March 31, 2004 compared to the same period in 2003. The decrease in total interest income is primarily attributable to lower interest rates offset partially by an increase in average earning assets of $62.7 million, or 7.6%, for the first quarter of 2004 compared to the first quarter of 2003. This decrease in total interest income is primarily due to the banking segment. The decrease in total interest expense is primarily due to the decrease in interest rates offset by an increase in average interest-bearing deposits of $64.0 million, or 9.7%, at March 31, 2004 as compared to the same period in 2003. The banking segment continues to experience strong deposit rate competition. The Company had a net interest margin of 3.68% for the first quarter of 2004 compared to 3.76% for the same period in 2003. The decrease in net interest margin is due to repricing loans starting to match against deposits that have previously repriced at lower interest rates. As short-term interest rates decrease, a significant portion of the Bank’s loan portfolio reprices immediately. The Bank currently has a relatively short-term certificate of deposit portfolio which has supported the net interest margin in the declining rate environment, but with the extended low rate environment, loan repricings are occurring at a faster rate than repricing of deposits.

The provision for loan losses was $202,000 and $920,000 for the three months ended March 31, 2004 and 2003, respectively. The Bank’s asset quality remains good, although increases in the provision for loan losses continue to be appropriate as a result of growth in the Bank’s loan portfolio. The higher provision for loan losses for the three months ended March 31, 2003, was primarily due to one large loan relationship. Net charge-offs were $71,000, or  .01%, of average loans outstanding for the quarter ended March 31, 2004 compared to net charge-offs of $745,000, or .14%, of average loans outstanding at March 31, 2003.

Total other income was $2.0 million in the first quarter of 2004, a decrease of $1.1 million, or 34.8%, from $3.1 million for the same period in 2003. The decrease was largely attributable to a decrease of $875,000, or 64.11%, in mortgage banking activities and a decrease of $492,000 in the gain on the sale of mortgage loans. The gain on sale of investment securities increased $207,000. Of the total income for the mortgage banking segment, mortgage servicing rights income contributed $186,000 for the three months ended March 31, 2004. The decrease in the gain on the sale of mortgage loans is partially attributable to a $66,000 negative fair value adjustment on mortgage loan commitments.

Total other expenses decreased $531,000, or 9.7%, during the first quarter of 2004 as compared to the same period in 2003. Salaries and employee benefits decreased $381,000, or 12.2%. Salaries and employee benefits expense for the mortgage banking segment decreased $374,000 for the three months ended March 31, 2004. The decrease is attributable to a decrease in commission expense from $356,000 in the first three months of 2003 to $84,000 in the first three months of 2004 due to the decrease in mortgage loan originations and a decrease in mortgage banking personnel. Mortgage banking expenses also decreased $50,000, or 8.9%, from the first three months of 2003 to the first three months of 2004 primarily due to decreases in mortgage correspondent pricing of $157,000 offset by increases in mortgage servicing rights amortization of $133,000. Furniture and equipment expense decreased $62,000 or 20.0%, during the first quarter of 2004 as compared to the same period in 2003 primarily due to depreciation. The Company has made concentrated efforts to reduce the amount of capital expenditures due to the pending merger.

Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. This Interpretation applies immediately to variable interest entities created in January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In December 2003, the FASB issued FIN No. 46R, Consolidation of Variable Interest Entities — an interpretation of ARB 51 (revised December 2003), which replaces FIN 46. FIN No. 46R was primarily issued to clarify the required accounting for interests in VIE’s. Additionally, this

Interpretation exempts certain entities from its requirements and provides for special effective dates for enterprises that have fully or partially applied FIN No. 46 as of December 24, 2003. Application of FIN No. 46R is required in financial statements of public enterprises that have interests in structures that are commonly referred to as special-purpose entities, or SPE’s, for periods ending after December 15, 2003. Application by public enterprises, other than small business issuers, for all other types of VIE’s (i.e., non-SPE’s) is required in financial statements for periods ending after March 15, 2004, with earlier adoption permitted. The adoption on March 31, 2004 of FIN No. 46R did not have a material impact on the Company’s consolidated financial position or results of operations.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-bearing liabilities subject to repricing over a specified period and the amount of change in individual interest rates. The liquidity and maturity structure of the Company’s assets and liabilities are important to the maintenance of acceptable net interest income levels. An increasing interest rate environment negatively impacts earnings as the Company’s rate sensitive liabilities generally reprice faster than its rate sensitive assets. Conversely, in a decreasing interest rate environment, earnings are positively impacted. This potential asset/liability mismatch in pricing is referred to as “gap” and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to repricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant. Management has specified gap guidelines for a one-year time horizon between 0.7 and 1.3. At March 31, 2004, the Company had a gap ratio of 0.8 for the one-year period ending March 31, 2005.

A 200 basis point decrease in the general level of interest rates spread evenly during the next twelve months is estimated to cause an increase in net interest income of $1.1 million as compared to net interest income if interest rates were unchanged during the next twelve months. In comparison, a 200 basis point increase in the general level of interest rates spread evenly during the next twelve months is estimated to cause a decrease in net interest income of $1.1 million, as compared to net interest income if rates were unchanged during the next twelve months.

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

ITEM 4 — CONTROLS AND PROCEDURES

Management has developed and implemented policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Company’s principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2004 and, based on their evaluation, the Company’s principal executive and financial officers have concluded that these controls and procedures are operating effectively. There were no significant changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management noted no significant deficiencies in the design or operation of the company’s internal controls over financial reporting and the Company’s auditors were so advised.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-18 under the Securities Act of 1933 for the Registrant, Registration No. 33-21232-A (referred to as “S-18”), (ii) the Annual Report on Form 10-KSB for the year ended December 31, 1997 (referred to as “1997 10-KSB”), (iii) the Annual Report on Form 10-KSB for the year ended December 31, 1998 (referred to as “1998 10-KSB”), (iv) the Annual Report on Form 10-K for the year ended December 31, 2000 (referred to as “2000 10-K”).

*3.1	-	Charter dated December 27, 1988 (S-18).
*3.2	-	Amended and Restated Charter dated February 16, 1989 (S-18).
*3.2.1	-	Articles of Amendment dated May 20, 1997 (1997 10-KSB).
*3.2.2	-	Articles of Amendment dated May 19, 1998. (1998 10-KSB).
*3.2.3	-	Articles of Amendment dated October 17, 2000 (2000 10-K).
*3.3	-	By-Laws adopted December 30, 1988 (S-18).
31.1	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	-	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On February 2, 2004, the Company furnished a Form 8-K to the Commission in connection with the Company’s press release announcing the Company’s results for the year ended December 31, 2003 and its financial condition as of December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN FINANCIAL CORPORATION

Dated: May 10, 2004	By: /s/ Gordon E. Inman Gordon E. Inman, President and Chief Executive Officer (principal executive officer)

Dated: May 10, 2004	By: /s/ Kelly S. Swartz Kelly S. Swartz, Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002